Form 10-Q
period 2001-09-30
DRESSER INC
filed 2001-11-14
CIK 1140415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001


              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____



                          Commission File Number ______


                                  DRESSER, INC.

                            (a Delaware Corporation)
                                   75-2795365

                        15455 DALLAS PARKWAY, SUITE 1100
                              ADDISON, TEXAS 75001

                        TELEPHONE NUMBER: (972) 361-9800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes        No    X
     ------    -------

The number of shares outstanding of Class A and Class B Common Stock (par value $.001 per share) as of September 30, 2001 was 10,496,939 and 937,619, respectively.

                                  DRESSER, INC.

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                   2-4

         Quarterly Condensed Consolidated Financial Statements
o        Statements of Earnings for the three and nine months ended
                           September 30, 2001 and 2000                          2
o        Balance Sheets at September 30, 2001 and December 31, 2000             3
o        Statements of Cash Flows for the nine months ended
                      September 30, 2001 and 2000                               4
o        Notes to Condensed Consolidated Financial Statements                   5-13
1.       Management Representations and Basis of Presentation                   5
2.       Business Segment Information                                           6
3.       Receivables                                                            7
4.       Inventories                                                            7
5.       Acquisitions                                                           7
6.       Commitments and Contingencies                                          8-9
7.       Recapitalization Transaction                                           9
8.       Supplemental Guarantor Information                                     9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             14-22

Item 3.  Quantitative and Qualitative Disclosure about Market Risk             22-23




PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     24


Item 6.  Exhibits and Reports on Form 8-K                                      24


Signatures                                                                     26

Exhibits:

o        Executive Employment Agreement -Patrick M. Murray
o        Executive Employment Agreement -Albert G. Luke
o        Executive Employment Agreement -William E. O'Connor
o        Executive Employment Agreement -John P. Ryan
o        Executive Employment Agreement -Salvatore Ruggeri
o        Executive Life Insurance Agreement
o        Supplemental Executive Retirement Plan
o        Short Term Deferred Compensation Plan

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  DRESSER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                               THREE MONTHS                     NINE MONTHS
                                            ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------

Revenues                               $      403.3    $      347.5    $    1,138.2    $    1,043.2

Cost of revenues                              280.6           235.3           788.2           714.8
                                       ------------    ------------    ------------    ------------

      Gross earnings                          122.7           112.2           350.0           328.4

Selling, engineering, administrative
    and general expenses                       77.6            67.0           224.7           204.4
                                       ------------    ------------    ------------    ------------

Operating income                               45.1            45.2           125.3           124.0
Interest expense                              (25.9)           (1.0)          (46.4)           (3.0)
Other income (deductions)                      (4.8)            1.2             2.7             5.0
                                       ------------    ------------    ------------    ------------

Earnings before taxes                          24.0            45.4            81.6           126.0

Income taxes                                  (12.9)           (6.9)          (32.3)          (40.3)
                                       ------------    ------------    ------------    ------------

Net earnings                           $       11.1    $       38.5    $       49.3    $       85.7
                                       ============    ============    ============    ============



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  DRESSER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                       SEPTEMBER 30,    DECEMBER 31,
                             ASSETS                        2001             2000
                                                       -------------    -------------
CURRENT ASSETS:
     Cash and equivalents                              $        82.5    $        19.7
     Receivables, net                                          350.2            286.1
     Inventories, net                                          317.7            254.6
     Other current assets                                       18.4             11.5
                                                       -------------    -------------
          TOTAL CURRENT ASSETS                                 768.8            571.9

Property, plant and equipment                                  733.4            704.7
Accumulated depreciation and amortization                      499.5            473.6
                                                       -------------    -------------
     Net property, plant and equipment                         233.9            231.1
Investments in unconsolidated subsidiaries                       3.7              2.7
Long-term receivables and other assets                          84.3             13.3
Intangibles, net                                               453.1            258.1
                                                       -------------    -------------
           TOTAL ASSETS                                $     1,543.8    $     1,077.1
                                                       =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts and notes payable                                246.8            143.6
     Contract advances                                           8.2             15.1
     Accrued expenses                                          159.7            127.1
                                                       -------------    -------------
          TOTAL CURRENT LIABILITIES                            414.7            285.8

Pension and other retiree benefits                             188.3            197.8
Long-term debt                                                 998.7              0.2
Other liabilities                                               25.6             30.7
Commitments and contingencies
                                                       -------------    -------------
          TOTAL LIABILITIES                                  1,627.3            514.5

SHAREHOLDERS' EQUITY:
     Shareholders' equity, net                                 (31.8)           581.8
     Cumulative translation adjustment                         (51.7)           (19.2)
                                                       -------------    -------------
          TOTAL SHAREHOLDERS' EQUITY                           (83.5)           562.6
                                                       -------------    -------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     1,543.8    $     1,077.1
                                                       =============    =============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    2001             2000
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                    $        49.3    $        85.7
Adjustments to reconcile net earnings to
  cash flow provided by operating activities:
    Depreciation and amortization                                        40.6             37.3
    Equity earnings of unconsolidated affiliates                         (1.4)            (0.6)
    Changes in working capital                                          (47.5)           (24.0)
    Other net                                                            54.4            (62.5)
                                                                -------------    -------------
         Net cash provided by operating activities                       95.4             35.9
                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                (24.4)           (20.4)

    Business acquisitions                                            (1,326.7)            (1.6)
                                                                -------------    -------------
         Net cash used in investing activities                       (1,351.1)           (22.0)
                                                                -------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Changes in intercompany activities                                 (109.2)           (38.5)
    Increase in short-term debt                                          45.3              6.8
    Increase (decrease) in long-term debt                               998.5             (0.1)
    Cash equity                                                         369.6               --
    Cash overdrafts                                                      12.3             13.2
                                                                -------------    -------------
         Net cash provided by (used in) financing activities          1,316.5            (18.6)
                                                                -------------    -------------

Effect of translation adjustments on cash                                 2.0             21.4
                                                                -------------    -------------

Net increase in cash and equivalents                                     62.8             16.7

Cash and equivalents, beginning of period                                19.7             33.7
                                                                -------------    -------------
CASH AND EQUIVALENTS, END OF PERIOD                             $        82.5    $        50.4
                                                                =============    =============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: CASH PAYMENT DURING THE PERIOD
FOR:

         INTEREST                                               $        14.5    $         1.6
         INCOME TAXES                                           $        17.7    $         4.3

                                  DRESSER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)

NOTE 1. MANAGEMENT REPRESENTATIONS AND BASIS OF PRESENTATION

Dresser, Inc. (the "Company"), employs accounting policies that are in accordance with generally accepted accounting principles in the United States. In preparing financial statements in conformity with generally accepted accounting principles, our management must make estimates and assumptions that affect:

     o    The reported amounts of assets and liabilities,
     o The disclosure of contingent assets and liabilities at the date of the financial statements, and
     o The reported amounts of revenues and expenses during the reporting period.

Ultimate results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on September 27, 2001, pertaining to the exchange of the Company's 9 3/8% Senior Subordinated Notes due 2011. See also "Risk Factors" included in the Form S-4/A for a description of factors relating to investment in these notes.

In our opinion, the condensed consolidated financial statements present fairly our financial position as of September 30, 2001, and the results of our operations for the three and nine months ended September 30, 2001 and 2000 and our cash flow for the nine months ended September 30, 2001. The results of operations for the three months and nine months ended September 30, 2001 and 2000 may not be indicative of results for the full year.

In January 2001, Halliburton Company ("Halliburton"), together with its wholly owned subsidiary Dresser B.V. signed an Agreement and Plan of Recapitalization (the "Agreement") with DEG Acquisitions, LLC, to effect the sale of its businesses relating to, among other things, the design, manufacture and marketing of flow control, measurement systems and power systems for customers primarily in the energy industry. In order to accomplish this transaction, Halliburton effected the reorganization of various legal entities that comprised the Dresser Equipment Group ("DEG") business segment of Halliburton. In accordance with the Agreement, DEG Acquisitions, LLC owns 94.9% of DEG and Halliburton retains a 5.1 % interest. See further discussion regarding the transaction in Note 7 - Recapitalization Transaction.

The condensed consolidated financial statements of the Company for periods presented prior to March 31, 2001 have been prepared by management on a carve-out basis and reflect the condensed consolidated financial position, results of operations and cash flows of Dresser, Inc., in accordance with accounting principles generally accepted in the United States. The condensed consolidated financial statements exclude certain items which were not transferred as a result of the Agreement and any financial effects from Halliburton's decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of Dresser, Inc. on a stand-alone basis. However, the financial position, results of operations and cash flows may not be indicative of what would have been reported if Dresser, Inc. had been a stand-alone entity or had been operated as part of the Agreement during the periods presented prior to March 31, 2001.

NOTE 2. BUSINESS SEGMENT INFORMATION

We have three business segments: flow control, measurement systems, and power systems. Our business segments are organized around the products and services provided to the customers they serve. See table below for financial information on our business segments.

     Flow Control. Our flow control segment designs, manufactures and markets valves and actuators. These products are used to start, stop and monitor the flow of liquids and gases and to protect process equipment from excessive pressure. Our flow control segment markets its products under well recognized brand names, including Masoneilan(R), Grove(R), Consolidated(R) and Ledeen(TM).

     Measurement Systems. The measurement systems segment consists of two primary product groups. The first, retail fueling, is a leading supplier of fuel dispensers, pumps, peripherals, point-of-sale and site monitoring systems and software for the retail fueling industry. The second, measurement, is a leading supplier of natural gas meters, regulators, digital and analog pressure and temperature gauges and transducers and specialty couplings and connectors. These systems and other products are used to measure and monitor liquids and gases. Our measurement systems group markets its products and services under well recognized brand names including Wayne(R), Ashcroft(R), Mooney(TM), Roots(TM) and Dresser(R).

     Power Systems. Our power systems segment designs, manufactures and markets natural gas fueled engines used primarily in natural gas compression and power generation applications and rotary blowers and vacuum pumps. Our power systems group markets its products under well recognized brand names, including Waukesha(R) and Roots(TM).

The table below presents revenues and operating income by segment.

                                  DRESSER, INC.
                         INFORMATION BY BUSINESS SEGMENT
                                   (UNAUDITED)
                                  (IN MILLIONS)

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
                          ------------------------    ------------------------
                             2001          2000          2001          2000
                          ----------    ----------    ----------    ----------
Revenues:
    Flow Control          $    176.3    $    140.9    $    463.2    $    412.4
    Measurement Systems        136.8         128.8         410.9         413.0
    Power Systems               91.3          79.1         268.1         221.3
    Eliminations                (1.1)         (1.3)         (4.0)         (3.5)
                          ----------    ----------    ----------    ----------
                          $    403.3    $    347.5    $  1,138.2    $  1,043.2
                          ==========    ==========    ==========    ==========

Operating income:
    Flow Control          $     18.9    $     18.1    $     54.4    $     59.5
    Measurement Systems         14.5          17.1          36.0          42.9
    Power Systems               15.6          10.9          44.5          30.5
    Corporate                   (3.9)         (0.9)         (9.6)         (8.9)
                          ----------    ----------    ----------    ----------
                          $     45.1    $     45.2    $    125.3    $    124.0
                          ==========    ==========    ==========    ==========

NOTE 3.  RECEIVABLES

Accounts receivable are stated at their estimated net realizable value. Included in receivables are notes receivable of $10.3 and $10.6 as of September 30, 2001 and December 31, 2000, respectively. Allowance for doubtful accounts of $5.6 and $5.4 as of September 30, 2001 and December 31, 2000, respectively are netted in the receivable balance.

NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (LIFO) method. Non-United States inventories are valued on a first-in, first-out (FIFO) basis.

Inventories on a LIFO method represented $90.8 and $76.4 of our inventories as of September 30, 2001 and December 31, 2000, respectively. The excess of FIFO over LIFO costs as of September 30, 2001 and December 31, 2000, were $72.7 and $70.4, respectively. Inventories are summarized as follows:

                                      SEPTEMBER 30     DECEMBER 31,
                                      -------------    -------------
                                          2001             2000
                                      -------------    -------------
Finished products and parts           $       188.5    $       157.6
In-process products and parts                 111.5             87.0
Raw materials and supplies                     85.0             78.0
                                      -------------    -------------
         Total inventory              $       385.0    $       322.6
Less:
   LIFO reserve and full absorption           (65.1)           (66.1)
   Progress payments on contracts              (2.2)            (1.9)
                                      -------------    -------------
         Inventory, net               $       317.7    $       254.6
                                      =============    =============

NOTE 5. ACQUISITIONS

ENTECH ACQUISITION

In the third quarter of 2001, we completed the acquisition of Entech Industries, Inc., a valve manufacturer with operations based in four European countries, for approximately $70 million. Entech consists of five business units engaged in the design, manufacture and distribution of valves engineered for the oil & gas production and transmission, petrochemical and power industries. The Entech business lines will be merged into our Flow Control segment. Entech's valve products are designed and manufactured in the United Kingdom, Holland, Italy and Germany, and marketed under the Ring-O Valve, Control Seal, EDG, IVL, Meer, WWP, Valcontrol and LVF brands. The $70 million purchase price consisted of approximately $25 million in cash, $17 million in assumed Entech debt, and $28 million in equity. The cash portion was funded with existing cash resources and no additional borrowings were required. These financial statements reflect the cash paid, investment in the transaction, results of operations and balance sheet of Entech as of the date of the acquisition. Various studies and appraisals necessary to complete the allocation of the Entech purchase price are still in process. Accordingly, the allocation of the Entech purchase price as reflected in these financial statements is subject to change.

For the three and nine months ended September 30, 2001, respectively, the following key financial information of Entech is included in these financial statements.

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                ------------------   ------------------
Revenues                        $             20.5   $             20.5
Operating Income                $               .5   $               .5
Depreciation and Amortization   $              1.3   $              1.3

                                                   SEPTEMBER 30, 2001
                                                   ------------------
Total Current Assets                               $             46.8
Total Assets                                       $            109.7
Net Equity                                         $             61.2
Backlog                                            $             31.4
Bookings (Three months ended September 30, 2001)   $             17.7

THE NIMCO ACQUISITION

     On April 1, 2000, we acquired the remaining 50% interest in the NIMCO joint venture that had been owned by our joint venture partner. NIMCO generated revenues of $64.4 million in 2000. Prior to the acquisition on April 1, 2000, our interest in the NIMCO joint venture was accounted for using the equity method and only our share of its earnings was included in our revenues.

NOTE 6. COMMITMENTS AND CONTINGENCIES

HALLIBURTON INDEMNIFICATIONS

In accordance with the Agreement, Halliburton has agreed to indemnify the Company for certain items. The indemnification items generally include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of the Company. In addition, Halliburton has generally agreed to indemnify the Company for any product liability claim made prior to closing the Agreement, any environmental liability claim against the Company, any loss, liability, damage or expense from any legal proceeding initiated prior to closing of the Agreement, any loss, liability, damage or expense relating to worker's compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing as to which the Company notifies Halliburton prior to the third anniversary of the closing date. Based on these indemnity rights, only liabilities related to exposures not specifically covered above have been included in the condensed consolidated financial statements.

ENVIRONMENTAL

The Company is subject to numerous environmental, legal and regulatory requirements related to its operations worldwide. As a result of these obligations, the Company is involved in specific environmental litigation and claims, the clean-up of properties it owns or has operated, and efforts to meet or correct compliance related matters.

The Company is responsible for evaluating and addressing the environmental impact of sites where the Company is operating or has maintained operations. As a result, the Company spends money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements, or to respond to claims by third parties.

The Company incurs costs related to compliance with ever-changing environmental legal and regulatory requirements in the jurisdictions where the Company operates. The Company does not expect these expenditures to have a material adverse effect on its consolidated net assets or its results of operations.

The Company and some of its subsidiaries have been named as a "Potentially Responsible Party" or PRP in remedial activities to clean up a site. Cost of clean up has not been determined, but we do not believe we will be compelled to make expenditures which would have a material adverse effect on our financial position or results of operations since we believe we are fully indemnified against these costs of remediation.

Halliburton has agreed to retain all known environmental liabilities of the Company as of the closing date (April 10, 2001), as well as certain unknown liabilities that may arise with respect to onsite or offsite hazardous materials contamination occurring prior to such date. Therefore, no liabilities for environmental matters have been included in these financial statements.

NOTE 7. RECAPITALIZATION TRANSACTION

     On April 10, 2001, the Company consummated recapitalization transactions pursuant to the Agreement. In the recapitalization transactions, we made payments to Halliburton of approximately $1.3 billion to redeem a portion of our common equity and purchase the stock of certain of our foreign subsidiaries. The payments were financed by $288.3 million net proceeds from the issuance of 9 3/8% Senior Subordinated Notes due 2011, $601.9 million from the New Credit Facility, and $400.0 million equity capital from DEG Acquisitions, LLC, an entity owned by First Reserve Corporation and Odyssey Investment Partners, LLC. We will make a 338(h)(10) election to treat the acquisition of our domestic businesses as an acquisition of assets for tax purposes, which we believe will result in significantly lower cash taxes for us. Halliburton originally acquired our businesses as part of its acquisition of Dresser Industries, Inc. in 1998. Dresser Industries' operations consisted of our businesses and certain other operating units that will be retained by Halliburton following the consummation of the recapitalization transactions. From the time of Dresser Industries acquisition in 1998 until the recapitalization transactions, our current management team operated our business as an autonomous operating unit within Halliburton, with limited reliance on Halliburton's administrative and support functions.

     For the nine-month period ended September 30, 2001, we recorded a $3.6 million charge related to retention bonuses paid to certain members of management upon consummation of the recapitalization transaction. This amount was subsequently invoiced to Halliburton who was contractually obligated to pay these amounts on behalf of the Company. We have presented these bonuses and subsequent billing to Halliburton net in other income (deductions) in the accompanying statement of operations for the period ended September 30, 2001.


NOTE 8.  SUPPLEMENTAL GUARANTOR INFORMATION

In connection with the Company's offer to sell $300 million of Senior Subordinated Notes due 2011 ("the Notes"), certain of the Company's subsidiaries will guarantee, jointly and severally, the Company's obligation to pay principal and interest on the Notes on a full and unconditional basis. The guarantors of the Notes will include only the Company's wholly-owned domestic subsidiaries. The following supplemental consolidating condensed financial information presents the balance sheet as of September 30, 2001 and the statements of earnings and cash flows for the nine months ended September 30, 2001. In the consolidating condensed financial statements, the subsidiary guarantors account for their investment in the wholly-owned subsidiaries using the equity method of accounting.

                                  DRESSER, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                      NON-
                                                                    SUBSIDIARY      GUARANTOR                        TOTAL
                                                     PARENT         GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   ------------    ------------    ------------   ------------    ------------
CURRENT ASSETS:
Cash and equivalents                                       30.0                            52.5                           82.5
Receivables, net                                          157.2                           193.0                          350.2
Inventory, net                                            167.5                           150.2                          317.7
Other current assets                                        8.2                            10.2                           18.4
                                                   ------------    ------------    ------------   ------------    ------------
Total current assets                                      362.9              --           405.9             --           768.8
PROPERTY, PLANT AND EQUIPMENT, net                        158.5                            75.4                          233.9
INVESTMENTS IN CONSOLIDATED                                                                                                 --
SUBSIDIARIES                                                              709.0                         (709.0)             --
INVESTMENTS IN UNCONSOLIDATED                                                                                               --
SUBSIDIARIES                                                0.2                             3.5                            3.7
LONG-TERM RECEIVABLES AND OTHER                                                                                             --
ASSETS                                                     72.3                            12.0                           84.3
INTANGIBLES, net                                          240.8                           212.3                          453.1
                                                   ------------    ------------    ------------   ------------    ------------
Total assets                                              834.7           709.0           709.1         (709.0)        1,543.8
                                                   ============    ============    ============   ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts and notes payable                                 66.8                           180.0                          246.8
Contract advances                                           3.7                             4.5                            8.2
Accrued expenses                                           75.9                            83.8                          159.7
                                                   ------------    ------------    ------------   ------------    ------------

Total current liabilities                                 146.4                           268.3                          414.7
PENSION AND OTHER RETIREE
BENEFITS                                                    2.1                           186.2                          188.3
LONG-TERM DEBT                                            920.0                            78.7                          998.7
OTHER LIABILITIES                                          15.5                            10.1                           25.6
COMMITMENTS AND CONTINGENCIES
                                                   ------------    ------------    ------------   ------------    ------------

Total liabilities                                       1,084.0                           543.3                        1,627.3
SHAREHOLDERS' EQUITY:
SHAREHOLDERS' EQUITY, net                                (256.5)          709.1           266.2         (750.6)          (31.8)
Cumulative translation adjustment                           7.4                          (100.6)           41.5          (51.7)
                                                   ------------    ------------    ------------   ------------    ------------
Total shareholders' equity                               (249.1)          709.1           165.6         (709.1)          (83.5)
                                                   ------------    ------------    ------------   ------------    ------------
Total liabilities and shareholders' equity                834.9           709.1           708.9         (709.1)        1,543.8
                                                   ============    ============    ============   ============    ============

                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                          PARENT         SUBSIDIARY      NON-GUARANTOR    ELIMINATIONS        TOTAL
                                                         GUARANTORS      SUBSIDIARIES                      CONSOLIDATED
                                       -------------    -------------    -------------    -------------    -------------
REVENUES                                       768.9                             449.4            (80.1)         1,138.2
COST OF REVENUES                               550.8                             316.0            (78.6)           788.2

Gross Earnings                                 218.1               --            133.4             (1.5)           350.0

                                       -------------    -------------    -------------    -------------    -------------
SELLING, ENGINEERING, ADMINISTRATIVE
AND GENERAL EXPENSES                           149.4                              76.7             (1.4)           224.7

OPERATING INCOME                                68.7               --             56.7             (0.1)           125.3
Equity Income of Consolidated
  Subsidiaries                                                   51.4                             (51.4)
OTHER INCOME (EXPENSES)                        (38.4)                             (5.3)                            (43.7)

EARNINGS BEFORE TAXES                           30.3             51.4             51.4            (51.5)            81.6
Income Taxes                                   (11.6)           (19.8)           (20.7)            19.8            (32.3)
                                       -------------    -------------    -------------    -------------    -------------
NET EARNINGS                                    18.7             31.6             30.7            (31.7)            49.3
                                       =============    =============    =============    =============    =============


                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                          PARENT         SUBSIDIARY      NON-GUARANTOR    ELIMINATIONS         TOTAL
                                                         GUARANTORS      SUBSIDIARIES                       CONSOLIDATED
                                       -------------    -------------    -------------    -------------    -------------
REVENUES                                       699.9                             413.3            (70.0)         1,043.2
COST OF REVENUES                               494.8                             286.0            (66.0)           714.8
                                       -------------    -------------    -------------    -------------    -------------

Gross Earnings                                 205.1                             127.3             (4.0)           328.4

SELLING, ENGINEERING, ADMINISTRATIVE
AND GENERAL EXPENSES                           129.7                              78.5             (3.8)           204.4
                                       -------------    -------------    -------------    -------------    -------------

OPERATING INCOME                                75.4                              48.8             (0.2)           124.0
Equity Income of Consolidated
Subsidiaries                                                     47.7                             (47.7)
OTHER INCOME (EXPENSES)                          0.4                               1.6                               2.0

EARNINGS BEFORE TAXES                           75.8             47.7             50.4            (47.9)           126.0
Income Taxes                                   (30.2)           (18.4)           (10.1)            18.4            (40.3)
                                       -------------    -------------    -------------    -------------    -------------
NET EARNINGS                                    45.6             29.3             40.3            (29.5)            85.7
                                       =============    =============    =============    =============    =============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                           PARENT         SUBSIDIARY      NON-GUARANTOR    ELIMINATIONS        TOTAL
                                                          GUARANTORS      SUBSIDIARIES                      CONSOLIDATED
                                        -------------    -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net earnings                                     18.7             31.6             30.7            (31.7)            49.3
Adjustments to reconcile net earnings
cash flow provided by operating
activities:
Depreciation and amortization                    22.8                              17.8                              40.6
Equity earnings of unconsolidated
Affiliates                                       (0.1)                             (1.3)                             (1.4)
Changes in working capital                       42.7                             (35.9)             0.1              6.9
                                        -------------    -------------    -------------    -------------    -------------
Net cash provided by operating
Activities                                       84.1             31.6             11.3            (31.6)            95.4

CASH FLOWS FROM INVESTING
ACTIVITIES:
Capital expenditures                            (18.1)                             (6.3)                            (24.4)
Business acquisitions                        (1,212.8)                           (113.9)                         (1,326.7)
                                        -------------    -------------    -------------    -------------    -------------
Net cash used by investing
Activities                                   (1,230.9)             0.0           (120.2)             0.0         (1,351.1)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Changes  in intercompany activity              (125.8)           (31.6)            16.6             31.6           (109.2)
Cash equity                                     369.6                                                               369.6
Cash Overdrafts                                  10.7                               1.6                              12.3
Increase in short-term debt                      14.9                              30.4                              45.3
Increase in long-term debt                      901.9                              96.6                             998.5
                                        -------------    -------------    -------------    -------------    -------------
Net cash provided by financing
Activities                                    1,171.3            (31.6)           145.2             31.6          1,316.5

EFFECT OF TRANSLATION
ADJUSTMENT ON CASH                                                                  2.0                               2.0
NET INCREASE IN
CASH AND EQUIVALENTS                             24.5                              38.3              0.0             62.8
CASH AND EQUIVALENTS,
beginning of period                               5.5                              14.2                              19.7
                                        -------------    -------------    -------------    -------------    -------------
CASH AND EQUIVALENTS, end of
the period                                       30.0              0.0             52.5              0.0             82.5
                                        =============    =============    =============    =============    =============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                             PARENT         SUBSIDIARY      NON-GUARANTOR    ELIMINATIONS        TOTAL
                                                            GUARANTORS      SUBSIDIARIES                      CONSOLIDATED
                                          -------------    -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net earnings                                       45.6             29.3             40.3            (29.5)            85.7
Adjustments to reconcile net earnings
cash flow provided by operating
activities:
Depreciation and amortization                      22.9                              14.4                              37.3
Equity earnings of unconsolidated
Affiliates                                         (0.1)                             (0.5)                             (0.6)
Changes in working capital                        (97.4)                             10.9                             (86.5)
                                          -------------    -------------    -------------    -------------    -------------
Net cash provided by operating
Activities                                        (29.0)            29.3             65.1            (29.5)            35.9

CASH FLOWS FROM INVESTING
ACTIVITIES:
Capital expenditures                              (13.6)                             (6.8)                            (20.4)
Business acquisitions                              (1.7)                              0.0                              (1.7)
Other primary proceeds from disposal of             0.1                                                                 0.1
Assets
                                          -------------    -------------    -------------    -------------    -------------
Net cash used by investing
Activities                                        (15.2)             0.0             (6.8)             0.0            (22.0)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Changes equity in intercompany activity            26.9            (29.3)           (65.4)            29.3            (38.5)
Cash equity
Cash Overdrafts                                    13.2                               0.0                              13.2
Increase in short-term debt                                                           6.8                               6.8
Increase in long-term debt                          0.0                              (0.1)                             (0.1)
                                          -------------    -------------    -------------    -------------    -------------
Net cash provided by financing
Activities                                         40.1            (29.3)           (58.7)            29.3            (18.6)

EFFECT OF TRANSLATION
ADJUSTMENT ON CASH                                                                   21.4                              21.4
NET INCREASE IN
CASH AND EQUIVALENTS,                              (4.1)             0.0             21.0             (0.2)            16.7
beginning of period                                 1.5                              32.2                              33.7
                                          -------------    -------------    -------------    -------------    -------------
CASH AND EQUIVALENTS, end of
the period                                         (2.6)             0.0             53.2             (0.2)            50.4
                                          =============    =============    =============    =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we discuss the operating results and general financial condition of Dresser, Inc. We explain:
     o    Factors and risks that impact our business;
     o Why our earnings and expenses for the third quarter of 2001 differ from the third quarter of 2000;
     o    Capital expenditures we made;
     o    Factors that impact our cash flows; and
     o Other items that materially affect our financial condition or earnings.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. These financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain "forward-looking statements" within the meaning of Section 17A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

o the impact of general economic conditions in the regions in which we do business;

o general industry conditions, including competition and product, raw material and energy prices;

o    changes in exchange rates and currency values;

o    capital expenditure requirements;

o    access to capital markets; and

o    other factors described in these financial statements.

     Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of these financial statements.

     We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of these financial statements. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in these financial statements.

OVERVIEW

     We are a worldwide leader in the design, manufacture and marketing of highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and power systems. We are a global business, with an established sales presence in over 100 countries and manufacturing or customer support facilities in 22 countries. Most of our businesses have been in operation for 100 years or more. We sell our products and services to more than 10,000 customers, including most of the world's major oil companies, multinational engineering and construction companies and Fortune 500 firms, through a global sales and service network of over 450 account representatives, 900 independent distributors and 300 authorized service centers. Our total revenues by geographic region in the third quarter of 2001 consisted of North America (60%), Europe/Africa (20%), Latin America (7%), Asia (9%) and the Middle East (4%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

     For the three months and nine months ended September 30, 2001, we generated revenue of $403.3 million and $1,138.2 million, operating income of $45.1 million and $125.3 million and EBITDA of $58.9 million and $165.9 million, respectively.

MARKET FORCES

     Our product offerings include valves, instruments, meters, natural gas fueled engines, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

     Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth and the levels of energy consumption per capita. Worldwide investment in energy infrastructure has lagged well behind increases in energy demand since 1982. As a result, we believe that demand growth has outpaced supply growth, placing significant stress on the energy infrastructure as utilization rates have increased to historically high levels.

     In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants. The level of oil and gas prices affects all of these activities, and are a significant factor in determining our primary customers' level of cash flow.

STAND-ALONE COMPANY

     The quarterly condensed consolidated financial statements for periods presented prior to March 31, 2001 have been derived from the consolidated financial statements of the Dresser Equipment Group business unit of Halliburton. The preparation of this information was based on certain assumptions and estimates including allocations of costs from Halliburton, which we believe are reasonable. These quarterly condensed consolidated financial statements may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if our company had been a separate, stand-alone entity during the periods presented prior to March 31, 2001.

     We believe that our continued focus on operating efficiencies following the consummation of the recapitalization transactions leads to further opportunities for reductions in our operating costs. We continue to evaluate opportunities to consolidate manufacturing facilities and actively seek opportunities to further reduce costs through outsourcing of subassemblies. For example, we have completed our consolidation of our Salisbury, Maryland fuel dispenser manufacturing facilities into a more modern facility in Austin, Texas. We believe that these initiatives will result in annual cost savings over the next few years.

     In connection with the recapitalization transactions, we incurred substantial indebtedness, interest expense and repayment obligations. The interest expense relating to this debt will adversely affect our net income, and the indebtedness has adversely affected our net equity. In addition, we will account for the acquisition of certain of our foreign subsidiaries under the purchase method of accounting, which will result in an increase in depreciation and amortization above historical levels. Upon consummation of the recapitalization transactions, we incurred one-time fees and expenses in connection with the closing of those transactions of approximately $69.7 million.

EFFECTS OF CURRENCY FLUCTUATIONS AND INFLATION

     We conduct operations in over 100 countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with Euro-related and other currencies also being significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. We have not, however, sought to hedge currency translation risk. We expect to continue these hedging policies going forward. Significant depreciation in the value of the Euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under the new credit facility, if not offset by pricing in those markets.

REVENUES

     Our revenues are primarily generated through the sale of new equipment, replacement parts and services. Revenues are recognized as products are shipped and services are rendered. Revenues have historically been driven by volume, rather than price, and are sensitive to foreign currency fluctuations. Prices have generally remained stable.

COST OF SALES

     Our cost of sales as a percentage of revenues increased from 67.7% in the third quarter of 2000 to 69.6% in the third quarter of 2001. Cost of sales as a percentage of revenues increased from 68.5% of revenues in the first nine months of 2000 to 69.2% of revenues in the first nine months of 2001. These costs include raw materials and plant and related work force costs and freight and warehousing.

GROSS MARGIN

     Our total gross margin on sales of products and services decreased from 32.3% of revenues in the third quarter of 2000 to 30.4% of revenues in the third quarter of 2001. Our total gross margin on sales of products and services decreased from 31.5% of revenue in the first nine months of 2000 to 30.8% in the first nine months of 2001. Certain of our products tend to carry higher gross margins than others, and therefore product mix can impact our overall gross margins. For example, our custom valve products carry a significantly higher gross margin than our retail fuel dispensing products. As a result, an increase in valve sales will result in a disproportionately higher increase in our gross profit. In addition, sales of aftermarket parts and services typically carry a significantly higher gross margin than original product sales. An unfavorable product mix resulted in slightly lower margins in the third quarter and first nine months of 2001 compared to the same periods of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses are comprised of selling expenses, administrative and general expenses and engineering expenses. Selling expenses consist of costs associated with marketing and sales. Administrative and general expenses are primarily management, accounting, treasury and legal costs. Engineering expenses are costs attributable to research and development and engineering. Selling, general and administrative expenses also include costs associated with health, safety and environmental administration and retiree medical and pension benefits. Research and development expenses are costs associated with product or customer initiatives or with projects that seek improvements in manufacturing processes. Research and development expenses are expensed as incurred. Our distributors are typically compensated through a discount from the list price of our products they purchase. These discounts are accounted for as a reduction in revenues versus classifying them as selling expenses. Selling, general and administrative expenses increased by $10.6 million in the third quarter of 2001 compared to the same quarter in the prior year, of which $4.1 million is attributable to the consolidation of Entech and the remainder primarily attributable to higher selling costs.

DEPRECIATION AND AMORTIZATION

     Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided using the straight-line method over the estimated useful lives of the assets. Expenditures for improvements that extend the life of the asset are generally capitalized. Intangible assets primarily consist of goodwill and patents. Goodwill resulting from business acquisitions represents the excess of purchase price over fair value of net assets acquired and is amortized over 40 years using the straight-line method. Patents are amortized over their estimated useful lives. Depreciation and amortization was $13.8 million and $12.3 million for the three months ended September 30, 2001 and 2000, respectively and $40.6 million and $37.3 million for the nine months ended September 30, 2001 and 2000, respectively.

INCOME TAXES

     Historically, our operations have been included in the tax returns submitted by various Halliburton operating companies. The tax amounts reflected in our historical results have been allocated based on the amounts expected to be paid to or received from the various Halliburton operating companies filing tax returns in which our operations were included. In connection with the recapitalization transactions, we will make a Section 338(h)(10) election to allow the recapitalization of our domestic businesses to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes our U.S. assets will be stepped up to their fair market value and we will be able to depreciate those assets using a higher basis than the historical amount. We expect that these tax assets will result in a substantial decrease in our cash taxes, and therefore increase our cash available for debt service or investment in our business over the next few years.

INTEREST EXPENSE

     As part of Halliburton, no third party debt was allocated to us except for operational accounts payable. As a result, we did not have any significant interest expense. As part of the recapitalization transactions, we incurred a significant amount of debt. Accordingly, we will incur significant interest expense going forward.

RESULTS OF OPERATIONS - 2001 COMPARED TO 2000

     The following table presents selected historical financial information regarding each of our segments for the quarters ended September 30, 2001 and 2000.

                                  DRESSER, INC.
                         INFORMATION BY BUSINESS SEGMENT
                                   (UNAUDITED)
                                  (IN MILLIONS)

                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,                 SEPTEMBER 30,
                          --------------------------    --------------------------
                             2001           2000           2001           2000
                          -----------    -----------    -----------    -----------
Revenues:
    Flow Control          $     176.3    $     140.9    $     463.2    $     412.4
    Measurement Systems         136.8          128.8          410.9          413.0
    Power Systems                91.3           79.1          268.1          221.3
    Eliminations                 (1.1)          (1.3)          (4.0)          (3.5)
                          -----------    -----------    -----------    -----------
                          $     403.3    $     347.5    $   1,138.2    $   1,043.2
                          ===========    ===========    ===========    ===========

Operating income:
    Flow Control          $      18.9    $      18.1    $      54.4    $      59.5
    Measurement Systems          14.5           17.1           36.0           42.9
    Power Systems                15.6           10.9           44.5           30.5
    Corporate                    (3.9)           (.9)          (9.6)          (8.9)
                          -----------    -----------    -----------    -----------
                          $      45.1    $      45.2    $     125.3    $     124.0
                          ===========    ===========    ===========    ===========

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2000

CONSOLIDATED

     Revenues. Revenues increased by $55.8 million, or 16.1%, to $403.3 million in 2001 from $347.5 million in 2000. Entech accounted for $20.5 million of this increase. All of our business segments increased year-on-year. Increases in bookings that occurred during the fourth quarter of 2000 and first quarter of 2001 resulted in higher sales within flow control in the third quarter of 2001. Within measurement, increased capital spending by our customers resulted in increased revenues. The increased demand in both gas compression and power generation applications contributed to higher revenues within power systems.

     Operating Income. Despite increased revenues, operating income remained flat year-on-year. The increase in operating income at flow control and power systems was offset by lower operating income from measurement systems due primarily to a downturn in the general industrial sector.

     Bookings and Backlog. Bookings include orders placed during the period whether or not filled. Backlog as of any date represents the value of orders left unfilled as of that date. Bookings during the 2001 period of $406.9 million were 19.5% above bookings during the 2000 period and 3.8% above the previous quarter. Backlog at the end of the 2001 period was $440.5 million compared to $321.5 million at the end of 2000 period, a 37.0% increase and $401.9 at the end of the previous quarter, or 9.6%. The increase in bookings and backlog reflects the increase in demand for our products, driven primarily within the energy industry and in particular by increased energy infrastructure spending that benefits all of our businesses.

SEGMENT ANALYSIS

     Flow Control. Revenues increased by $35.4 million, or 25.1%, to $176.3 million in 2001 from $140.9 million in 2000. The Entech acquisition accounted for $20.5 million of the increase. Revenues of $176.3 million in the third quarter of 2001 reflect the strong increase in bookings and backlog that occurred during the first half of 2001.

     Operating income increased by $0.8 million, or 4.4%, to $18.9 million in 2001 from $18.1 million in 2000. Entech accounted for approximately one half of the increase. As a percentage of segment revenues, operating income decreased to 10.7% in 2001 from 12.8% in 2000, primarily due to unfavorable product mix, lower product margins at Entech and a number of production related-problems as we ramp up to accommodate the increased backlog.

     Bookings during the 2001 period of $190.3 million were 44.7% above bookings during the 2000 period and 22.0% over the previous quarter. Backlog at the end of the 2001 period was $278.6 million, or 59.2% above backlog at the end of the 2000 period and 24.2% over the previous quarter. This increase in bookings and backlog are driven by increases in energy infrastructure spending, mainly in North America, Latin America and Europe.

     Measurement Systems. Revenues increased by $8.0 million, or 6.2%, to $136.8 million in 2001 from $128.8 million in 2000. This increase reflects an increase in revenues at Wayne offset by a decline in revenues in the meter and instrument product lines. This increase is a result of delays in orders from retail fuel dispensers and new point-of-sale systems in previous quarters being released in the third quarter offset by softness in demand for industrial (non-energy related) products and services.

     Operating income declined to $14.5 million in 2001, or 15.2%, compared to prior year despite the increase in revenue due primarily to a slowdown in the general industrial and manufacturing economy that impacted our industrial instruments and gas meter products for new construction. The impact of the economic slowdown offset the increased cost saving that was realized from consolidation of our Salisbury, Maryland facility with our Austin, Texas operation. As a percentage of segment revenues, operating income decreased to 10.6% in 2001 from 13.3% in 2000.

     Bookings during the 2001 period of $145.6 million were 9.8% above bookings during the 2000 period and 3.3% above the previous quarter. Backlog at the end of the 2001 period was $88.6 million, or 13.7% above backlog at the end of the 2000 period and 9.0% above the previous quarter. Backlog primarily reflects the unfilled orders of retail fuel dispensers as the meter and instrument product lines consist primarily of products that are shipped within days of a customer's order.

     Power Systems. Revenues increased by $12.2 million, or 15.4%, to $91.3 million in 2001 from $79.1 million in 2000. Revenues were particularly strong for new engines and aftermarket parts supporting the gas compression and power generation markets.

     Operating income increased by $4.7 million, or 43.1%, to $15.6 million in 2001 from $10.9 million in 2000. As a percentage of revenues, operating income increased to 17.1% in 2001 from 13.8% in 2000 due to strong growth in higher margin aftermarket products and services, favorable raw material costs and increased cost control initiatives.

     Bookings during the 2001 period of $71.0 million were 7.2% below bookings during the 2000 period, and down 25.3% from previous quarter. Backlog at the end of the 2001 period was $77.0 million, or 12.4% above backlog at the end of the 2000 period, but down 23.5% from previous quarter. Bookings and backlog were affected by lower natural gas prices, higher gas supplies, and packager inventories that are either higher or stable.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

CONSOLIDATED

     Revenues. Revenues increased by $95.0 million, or 9.1%, to $1,138.2 million in 2001 from $1,043.2 million in 2000. Our flow control and power systems revenues increased year-on-year. Increase in bookings that occurred during the first half quarter of 2001 resulted in higher sales within flow control in the first nine months of 2001. The increased demand in both gas compression and power generation applications contributed to higher revenues within power systems. These increases were partially offset by lower revenues in our measurement systems products due to reduced capital spending by our customers. The acquisition of Entech accounted for $20.5 million of the increase in 2001. In addition, the first nine months of 2001 also reflects the impact of our purchase of the remaining 50% interest in the NIMCO joint venture in April 2000, which increased revenues in first nine months of 2001 by $11.7 million. Prior to April 2000, our interest in the NIMCO joint venture was accounted for using the equity method and only our share of its earnings was included in our revenues.

     Operating Income. Operating income, including a charge of $4.0 million in our retail fueling business unit, increased by $1.3 million, or 1.0%, to $125.3 million in 2001 from $124.0 million in 2000. Excluding the restructuring charge, operating income increased 4.3% over the prior year. The increase is primarily attributable to the factors contributing to the increased revenues and reflects the continued strength in our power systems segment.

     Bookings and Backlog. Bookings during the 2001 period of $1,191.1 million were 14.6% above bookings during the 2000 period. Backlog at the end of the 2001 period was $440.5 million compared to $321.5 million at the end of 2000 period, a 37.0% increase.

SEGMENT ANALYSIS

     Flow Control. Revenues increased by $50.8 million, or 12.3%, to $463.2 million in 2001 from $412.4 million in 2000. Flow control was positively affected by the Entech acquisition, increased booking and backlog and our purchase of the remaining 50% interest in the NIMCO joint venture.

     Despite higher revenues, operating income decreased by $5.1 million, or 8.6%, to $54.4 million in 2001 from $59.5 million in 2000. As a percentage of segment revenues, operating income decreased to 11.7% in 2001 from 14.4% in 2000, primarily due to unfavorable product mix and lower product margins at Entech.

     Bookings during the 2001 period of $508.6 million were 30.9% above bookings during 2000. Backlog at the end of the 2001 period was $278.6 million, or 59.2% above backlog at the end of the 2000 period.

     Measurement Systems. Revenues decreased by $2.1 million, or 0.5%, to $410.9 million in 2001 from $413.0 million in 2000. This decrease reflects an increase in revenues at Wayne offset by a decrease in revenues at Dresser measurement business units. The increase at Wayne reflects increased customer spending and orders of retail fueling dispensers and point of sale systems offset by softness in demand for industrial (non-energy related) products and services from the measurement business units.

     Operating income decreased by $6.9 million, or 16.1%, to $36.0 million in 2001 from $42.9 million in 2000 due primarily to the decline in sales volume and the $4.0 million charge taken in the first quarter of 2001. On a comparable basis before the charge, operating income as a percentage of segment revenues was at 9.7% in 2001 compared to 10.4% in 2000. The decline is a direct reflection of softness in the general industrial sector that has impacted our metering and instrumentation product lines.

     Bookings during the 2001 period of $428.8 million were 1.0% above bookings during the 2000 period. Backlog at the end of the 2001 period was $88.6 million, or 13.7% above backlog at the end of the 2000 period. Backlog primarily reflects the unfilled orders of retail fuel dispensers as the meter and instrument product lines consist primarily of products that are shipped within days of a customer's order.

     Power Systems. Revenues increased by $46.8 million, or 21.1%, to $268.1 million in 2001 from $221.3 million in 2000. Revenues were positively affected by demand for new engines and aftermarket parts for gas compression and power generation, which drove higher levels of customer spending.

      Operating income increased by $14.0 million, or 45.9%, to $44.5 million in 2001 from $30.5 million in 2000. As a percentage of revenues, operating income increased to 16.6% in 2001 from 13.8% in 2000 due to strong growth in higher margin aftermarket products and services, favorable raw material costs and increased cost control initiatives.

     Bookings during the 2001 period of $253.7 million were 12.3% above bookings during the 2000 period. Backlog at the end of the 2001 period was $77.0 million, or 12.4% above backlog at the end of the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL

     Historically, our primary source of cash has been from operations. In the past, we participated in Halliburton's centralized treasury management system whereby all of our cash receipts were remitted to Halliburton and Halliburton funded all of our cash disbursements. Our primary cash disbursements were for capital expenditures and working capital. Following the consummation of the recapitalization transactions, this practice ceased and we have established our own cash management system.

     Net cash flow generated from operating activities was $95.4 million and $35.9 million for the nine months ended September 30, 2001 and 2000, respectively, mainly from profitable results of operations and net distributions to Halliburton and receipts from Halliburton in the prior year.

     Net cash flow used in investing activities was $1,351.1 million and $22.0 million for the nine months ended September 30, 2001 and 2000, respectively, resulting mainly from capital expenditures and the cash used to complete the transaction with Halliburton.

     Net cash flow provided by (used in) financing activities was $1,316.5 million and ($18.6) million for the nine months ended September 30, 2001 and 2000, respectively, representing the impact of and the borrowings to complete the transaction with Halliburton.

GOING FORWARD

     Our primary cash uses will be to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and borrowings under the revolving credit portion of our new credit facility.

     As part of the recapitalization transactions, we incurred debt of approximately $1,020.0 million under the 9 3/8% Senior Subordinated Notes due 2011 and the new credit facilities. We have additional borrowing capacity under the $100.0 million revolving credit portion of the new credit facility, subject to certain conditions. The interest rates applicable under the new credit facility vary based on LIBOR and EURIBOR and our leverage ratio.

     Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under the new credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our new credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the new credit facility and the notes, on commercially reasonable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued two new statements, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. As the Company has no business combination transactions in process or otherwise initiated at September 30, 2001 that contemplates pooling-of-interests, adoption of SFAS 141 will not have an impact on the Company's September 30, 2001 consolidated financial statements.

     SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," which eliminates the requirement to amortize goodwill and indefinite-lived assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition of goodwill and intangible assets. SFAS 142 will be effective for the Company beginning January 1, 2002. In addition, any goodwill and intangible assets acquired in transactions after June 30, 2001 will be subject to the provisions of SFAS 142 immediately. The Company is currently assessing the provisions of SFAS 142 and has not yet determined the impact that adoption will have on its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"), as subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Elective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. SFAS 133 was effective for us beginning January 1, 2001. On January 1, 2001, the Company adopted SFAS 133, as amended by SFAS 137 and SFAS 138.

     In accordance with the provisions of SFAS 133, the Company recorded a transition adjustment upon adoption of the standard. This enabled the Company to recognize its derivative instruments at fair value; recognize the ineffective portion of cash flow hedges; and recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. The effect of this transition adjustment was a reduction to comprehensive income and an increase in assets and liabilities recorded on the balance sheet of $3.3 million to recognize previously deferred net losses on derivatives designated as cash flow hedges.

     From time to time, the Company uses forward exchange contracts to manage its exposures to movements in foreign exchange rates. The principal currencies hedged by the Company include the French Franc, South African Rand, British Pound and Italian Lira. The use of these financial instruments modifies exposure and reduces the risk of cash flow variability to the Company. The Company designates the derivative as a hedge of a future transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). The effective portion of the changes in the fair value of these cash flow hedges is recorded in Accumulated Other Comprehensive Income. When the hedged item is realized, the gain or loss included in Accumulated Other Comprehensive Income is reported on the same line in the Consolidated Statements of Income as the hedged items.

     The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Condensed Consolidated Balance Sheets at fair value in Other Assets and Other Liabilities. This process includes linking derivatives that are designated as hedges to forecasted transactions. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. The assessment of effectiveness for option contracts is based on changes in the intrinsic value of the derivative instrument as a result of spot and forward rate fluctuations. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

     As of September 30, 2001, the net accumulated derivative gain in Accumulated Other Comprehensive Income was $2.1 million. During the nine months ended September 30, 2001, $0.8 million of accumulated net derivative gain/(losses) was reclassified from Accumulated Other Comprehensive Income into earnings, the result of the recognition of the forecasted transaction. At September 30, 2001, the maximum maturity date of any cash flow hedge is one year or less. Other disclosures related to hedge ineffectiveness, gains/(losses) excluded from the assessment of hedge ineffectiveness, and gains/(losses) resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK

         Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. The Company selectively hedges significant exposures to potential foreign exchange losses considering current market condition, future operating activities and the cost of hedging the exposure in relation to the perceived risk of loss. The purpose of the foreign currency hedging activities is to protect the Company from the risk that the cash flow resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

         The Company uses forward exchange contracts to manage its exposures to movements in foreign exchange rates. The principal currencies hedged by the Company include the French Franc, South African Rand, British Pound and Italian Lira. The use of these financial instruments modifies exposure and reduces the risk of cash flow variability to the Company. The Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). The effective portion of the changes in the fair value of these cash flow hedges is recorded in Accumulated Other Comprehensive Income. When the hedged item is realized, the gain or loss included in Accumulated Other Comprehensive Income is reported on the same line in the Consolidated Statements of Income as the hedged item.

         The Company formally documents its hedge relationships, including identification of the hedging instrument and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Condensed Consolidated Balance Sheets at fair value in Other Assets and Other Liabilities. This process includes linking derivatives that are designated as hedges to forecasted transactions. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of the hedged item. The assessment of effectiveness for option contracts is based on changes to the intrinsic value of the derivative instrument as a result of spot and forward rate fluctuations. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

         As of September 30, 2001, the net accumulated derivative gain in Accumulated Other Comprehensive Income was $2.1 million. During the nine months ended September 30, 2001, $0.8 million of accumulated net derivative gains were reclassified from Accumulated Other Comprehensive Income into earnings, the result of the recognition of the forecasted transaction. At September 30, 2001, the maximum maturity date of any cash flow hedge was less than one year. Other disclosures related to hedge ineffectiveness, gains/(losses) excluded from the assessment of hedge ineffectiveness and gains/(losses) resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts.

     At September 30, 2001, the Company has approximately $69.9 million of sales and purchases hedged using forward exchange contracts. These contracts are primarily hedging the change in the exchange rate between Italian Lira, French Francs, British Pound and South African Rand against various other currencies. Due to the numerous foreign currencies in which the Company has operations, it is not reasonable to perform a sensitivity analysis on foreign currency risk.

     A portion of the Company's term loans are denominated in Euros. At September 30, 2001, the Company has $102.1 million in Euro denominated debt. Any change in the exchange rates between Euros and U.S. dollars will not have a financial statement impact on the Company, relative to the term loans denominated in Euro.

INTEREST RATE RISK

         After the recapitalization and related financing transaction, the Company has approximately $715 million of long term debt subject to variable interest rate, primarily the 3 month LIBOR index. The Company has periodically hedged a portion of these interest rate payments using interest rate swaps. A change of 25 basis points in interest rates on the aggregate amount outstanding under the credit facility would change annual interest expense by $1.8 million.

     Part II.  Other Information

         Item 1.  Legal Proceeding

                  The Company is involved in various legal proceedings, none of which are deemed material for reporting purposes. Information relating to various commitments and contingencies are described in Note 6 of the financial statements in this Form 10-Q.

         Item 6.  Exhibits and Reports on Form 8-K

                  a.) Exhibits

                      10.1 Executive Employment Agreement - Patrick M. Murray

                      10.2 Executive Employment Agreement - Albert G. Luke

                      10.3 Executive Employment Agreement - William E. O'Connor

                      10.4 Executive Employment Agreement - John P. Ryan

                      10.5 Executive Employment Agreement - Salvatore Ruggeri

                      10.6 Executive Life Insurance Agreement

                      10.7 Supplemental Executive Retirement Plan

                      10.8 Short Term Deferred Compensation Plan

                  b.) Reports on Form 8-K (none)

                                 EXHIBIT INDEX

       EXHIBIT
        NUMBER      DESCRIPTION
       -------      -----------
         10.1       Executive Employment Agreement - Patrick M. Murray

         10.2       Executive Employment Agreement - Albert G. Luke

         10.3       Executive Employment Agreement - William E. O'Connor

         10.4       Executive Employment Agreement - John P. Ryan

         10.5       Executive Employment Agreement - Salvatore Ruggeri

         10.6       Executive Life Insurance Agreement

         10.7       Supplemental Executive Retirement Plan

         10.8       Short Term Deferred Compensation Plan

                                   SIGNATURES

     As required by the Securities and Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

                                                              DRESSER, INC.



Date:   November 14, 2001                 By: /s/   Patrick M. Murray
                                             -----------------------------------
                                                    Patrick M. Murray
                                              President, Chief Executive Officer


                                              /s/   James A. Nattier
                                             -----------------------------------
                                                    James A. Nattier
                                                 Executive Vice President
                                               Chief Administrative Officer


                                              /s/   Dale B. Mikus
                                             -----------------------------------
                                                    Dale B. Mikus
                                                Vice President - Finance and
                                               Principal Accounting Officer

     Index to Exhibits filed with this quarterly report

       EXHIBIT
        NUMBER      DESCRIPTION
       -------      -----------

         10.1       Executive Employment Agreement - Patrick M. Murray
         10.2       Executive Employment Agreement - Albert G. Luke
         10.3       Executive Employment Agreement - William E. O'Connor
         10.4       Executive Employment Agreement - John P. Ryan
         10.5       Executive Employment Agreement - Salvatore Ruggeri
         10.6       Executive Life Insurance Agreement
         10.7       Supplemental Executive Retirement Plan
         10.8       Short Term Deferred Compensation Plan