Form 10-K
period 2001-12-31
DRESSER INC
filed 2002-03-19
CIK 1140415

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR END DECEMBER 31, 2001




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-60778

                             ---------------------

                                 DRESSER, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2795365
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation of organization)                      Identification No.)

       15455 DALLAS PARKWAY, SUITE 1100                            75001
                ADDISON, TEXAS                                   (zip code)
   (Address of principal executive offices)

                                 (972) 361-9800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     There is currently no established publicly traded market for the common equity of the Company held by non-affiliates.

     The number of shares outstanding of Class A and Class B Common Stock (par value $.001 per share) as of March 18, 2002 was 10,488,222 and 909,486, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
  Item 1.   Business....................................................   A-3
  Item 2.   Properties..................................................  A-12
  Item 3.   Legal Proceedings and Environmental.........................  A-19
  Item 4.   Submission of Matters to a Vote of Security Holders.........  A-21
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................  A-21
  Item 6.   Selected Financial Data.....................................  A-21
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................  A-23
  Item 7A.  Quantitative and Qualitative Disclosures about Market
              Risk......................................................  A-34
  Item 8.   Financial Statements and Supplementary Data.................  A-36
  Item 9.   Changes and Disagreements with Accountants on Accounting and
              Financial Disclosure......................................  A-36
PART III
  Item 10.  Directors and Executive Officers............................  A-37
  Item 11.  Executive Compensation......................................  A-39
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................  A-44
  Item 13.  Certain Relationships and Related Party Transactions........  A-45
PART IV
  Item 14.  Exhibits, Financial Statements and Schedules and Reports on
              Form 8-K..................................................  A-48

                                     PART I

ITEM 1.  BUSINESS

GENERAL BUSINESS DEVELOPMENT

     Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc. ("DEG") under the laws of the state of Delaware. The certificate of incorporation was amended and restated on April 9, 2001. As used in this report, the terms "we," "us" and "Dresser" refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

     In connection with a recapitalization in April 2001, we made payments to Halliburton Company of approximately $1.3 billion to redeem our common equity and purchase stock of certain of our foreign subsidiaries. The recapitalization transaction and related expenses were financed through the issuance of $300.0 million of senior subordinated notes, or the "2001 notes," $720.0 million of borrowings under the credit facility, and approximately $400.0 million of common equity contributed by DEG Acquisition, LLC, an entity owned by First Reserve Corporation and Odyssey Investment Partners, LLC. See "Part II--Management's Discussion and Analysis of Financial Condition and Results of Operations--The Recapitalization Transaction."

OVERVIEW

     We are a worldwide leader in the design, manufacture and marketing of highly engineered equipment and services sold primarily to customers in the energy industry. Our products include valves, instruments, meters, natural gas fueled engines, retail fuel dispensers and software and related control systems. In 2001, approximately 83% of our revenues came from energy infrastructure spending. Two of our largest end markets are natural gas and power generation. We are a global business, with an established sales presence in over 100 countries and manufacturing or customer support facilities in over 22 countries. Many of our businesses have been in operation for 100 years or more. As a result of our long operating history and leading market positions, we have a substantial installed base which provides us with significant recurring aftermarket revenues. In 2001, we generated revenues of $1.55 billion, operating income of $166.7 million and EBITDA (as defined) of $225.5 million.

     We sell our products and services to more than 10,000 customers, including most of the world's major oil companies, multinational engineering and construction companies and other Fortune 500 firms, through a global sales and service network of over 400 account representatives, 900 independent distributors and 300 authorized service centers. Our top 10 customers in 2001 included Shell, ExxonMobil and BP. Our principal business segments are flow control, measurement systems and power systems. Our total revenues by geographic region in 2001 consisted of North America (58.1%), Europe/Africa (20.7%), Latin America (7.7%), Asia (9.6%) and the Middle East (3.9%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact on our business of an economic downturn in any one part of the world or in any single business segment.

     We offer our customers highly engineered products and services used to produce, transport, process, store and distribute oil and gas and their by-products. Because many of our products are used in mission-critical applications, our customers often require us to meet internal, government and industry standards, an expensive process that can take years, in order to reduce the likelihood of costly system failures. Our products are often developed and engineered in cooperation with our customers for specific applications. The purchasing decisions for these customized products are driven primarily by product performance, technical specifications and the ability to deliver service and support rather than solely by price. We are increasingly combining our products and services to develop integrated solutions to meet our customers' needs.

     We believe that our installed base of energy infrastructure equipment is one of the largest in the world in the markets we serve. This significant installed base provides us with a recurring demand for replacement parts and equipment upgrades and a substantial platform to expand our aftermarket service business. A significant portion of replacement equipment, parts and maintenance services in our businesses is awarded to the original equipment manufacturer. Aftermarket parts and services typically carry higher margins than our original equipment sales, and accounted for approximately 26% of our revenues in 2001.

BUSINESS OVERVIEW

     We believe that our global presence and diversified product and service offerings position us to improve our market share in developed markets, expand our sales in emerging markets and capitalize on our customers' demand for integrated solutions. Our principal business segments are flow control, measurement systems and power systems.

     Flow Control. Our flow control segment, which generated 40% of our revenues, designs, manufactures and markets valves and actuators. These products are used to start, stop and control the flow of liquids and gases and to protect process equipment from excessive pressure. Our flow control segment markets its products under well recognized brand names, including Masoneilan(R), Grove(R), Consolidated(R) and Ledeen(TM). The critical functions for which these products are used require them to be highly reliable and often custom engineered. For example, we designed and built a unique valve for emergency shutdown of high pressure gas for Statoil's Troll project--the premier natural gas development in the North Sea. This valve, which we believe to be the largest ever built at a unit weight of 80 metric tons, is designed to withstand a load value of 2,800 metric tons at maximum working pressure over a 50-year life cycle. Similar designs were subsequently used on Statoil's Aasgard and Europipe II projects. We enhance our product offerings with service capabilities including preliminary design, application engineering, design testing, production and installation, project management, operation and maintenance training, preventative/predictive maintenance programs and inventory management services. Our flow control segment also provides aftermarket parts and services through a global sales and service network of over 260 account representatives, 80 independent local distributors, 100 Green Tag(R) and Masoneilan(R) authorized repair centers and ten company-owned service centers.

     Measurement Systems. The measurement systems segment, which generated 37% of our revenues, consists of two primary product groups. The first, retail fueling, is a leading supplier of fuel dispensers, pumps, peripherals, point-of-sale and site monitoring systems and software for the retail fueling industry. The second, measurement, is a leading supplier of natural gas meters, regulators, digital and analog pressure and temperature gauges and transducers and specialty couplings and connectors. These systems and other products are used to measure and monitor liquids and gases. Our measurement systems group markets its products and services under well recognized brand names including Wayne(R), Ashcroft(R), Mooney(TM), Roots(TM) and Dresser(R), and has a long history of technical innovations. Our Dresser Wayne product group is a leading manufacturer of retail fueling systems, and was the first to develop fuel blending dispensers and pay-at-the-pump technologies, including Speedpass(R) (a registered trademark of ExxonMobil). As a result of Wayne's advanced products and systems, we have also become the leading supplier of retail fueling solutions to domestic high volume retailers, including Sam's Club, Kroger and Safeway. Our Roots(R) rotary natural gas meters are the industry standard for high accuracy natural gas custody transfer. Our measurement systems segment also offers a comprehensive array of services ranging from the design of integrated natural gas regulating and metering stations to on-site maintenance and repair.

     Power Systems. Our power systems segment, which generated 23% of our revenues, designs, manufactures and markets natural gas fueled engines used primarily in natural gas compression and power generation applications and rotary blowers and vacuum pumps. Our power systems group markets its products under well recognized brand names, including Waukesha(R) and Roots(TM). These products are used in mission-critical applications such as providing standby power for Chicago's 911 Emergency Communications Center and driving compressors at a remote gas storage facility in Aitken Creek, British Columbia. Our Waukesha(R) engines have set industry standards for reliability and low lifecycle cost of ownership. For example, our VHP(TM) engine model typically operates for over 40,000 hours between major overhauls at a rated uptime of 98%. This reliability makes our products suitable for use in remote areas, critical service applications and situations requiring long lifecycles. Our customers typically spend many times the initial purchase price of one of our engines in service upgrades and maintenance costs over its lifetime. We currently maintain a significant market share on our aftermarket parts as customers tend to be more focused on reliability and predictability versus price when servicing our engines.

COMPETITIVE STRENGTHS

     We believe the following competitive strengths position us to enhance our growth and profitability:

      -- Worldwide Market Leader. Originally founded in 1880, Dresser has a long history of leadership and innovation in the energy infrastructure industry. We believe that we have a leading market position in most of our served markets. We operate in over 100 countries worldwide through a global sales and service network of over 400 account representatives, 900 independent distributors and 300 authorized service centers. Our brands are well-known for superior quality and high performance. We have developed many of the technological and product breakthroughs in our markets, and produce some of the most advanced products available in each of our businesses. These products typically command higher margins than our other products and help us maintain a strong market position. Our brand identities have earned customer loyalty in each business segment, help us capture aftermarket business and assist us in obtaining additional business, particularly as our customers look to procure from fewer manufacturers who can supply and service them globally.

      -- Established Approved Vendor Status. The majority of our revenues are derived from products that are used in processes involving volatile or hazardous gases and liquids where the consequences of product failure can be severe. Because of the potential impact of failures, our customers often limit the number of their approved vendors and require that products complete extensive testing and qualification programs before being used. Also, our customers are reluctant to replace proven equipment designs with those of new or unknown manufacturers. Completing the required testing and qualification for placement on approved vendor or product lists can take several years and require large capital expenditures. Our products hold over 120 regulatory and industry approvals or certifications worldwide and are approved for use by almost all major energy customers. We believe that our reputation and history of previous qualification and certification as an approved vendor provides us with a substantial competitive advantage.

      -- Benefits of a Large Installed Base. We believe that our global installed base of products is among the largest in each of our business segments. Many of our product lines require ongoing maintenance and parts replacement, which provides us with a recurring source of revenues that typically carry higher margins than our original equipment sales. Our aftermarket business accounted for approximately 26% of our revenues in 2001 and enables us to maintain strong customer relationships and increase our understanding of our customers' needs.

      -- Well Positioned to Provide Global Integrated Solutions. With a manufacturing, sales or service presence in over 100 countries, we believe that our global reach and broad product offering provide a significant advantage in competing for business from large, multinational customers. Our customers are increasingly seeking to outsource the service, maintenance and management of their facilities and equipment, as they redefine their core competencies away from building and maintaining fixed assets and seek to reduce their total costs of ownership. We believe that our comprehensive array of products and services and global presence allow us to compete more successfully for a broader range of multinational projects and provide the design, engineering and aftermarket support that our customers demand.

      -- Strong Relationships With Blue Chip Customers. We sell our products globally to more than 10,000 customers. We have long-standing relationships with the world's major oil companies, multinational engineering and construction companies and other Fortune 500 firms. Our top 10 customers for 2001 included Shell, ExxonMobil and BP. We often work directly with our customers' design and engineering departments to develop products to meet specific infrastructure needs or other customer requirements. For example, we collaboratively designed, engineered, fabricated and tested several innovative high pressure control systems for the subsea pipelines that transport oil and gas produced by TotalFinaElf and Shell operated oil and gas fields in the North Sea.

BUSINESS STRATEGY

 -- Capitalize On Favorable Energy Infrastructure Trends. As a worldwide market leader, we believe we are well positioned to benefit from the expected long-term growth in energy infrastructure investment. In particular, our product and service offerings for our natural gas and power generation customers position us to benefit from increases in demand in these sectors.

 -- Increase Operational Efficiency and Cash Flow. We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow.

 --   Expand Our Product Line and Exploit Recently Developed
      Products. Throughout our long history, we have worked closely with our customers to develop products that meet their specific requirements. We are developing new technologies that transmit control and measurement data generated by our products that allow our customers to remotely monitor the performance of their plant and equipment. These technologies can substantially lower operating costs for our customers. For example, Transco/British Gas uses our LogMan(TM) software and regulators to remotely monitor pressure and control natural gas delivery in the United Kingdom. In addition, we are developing products that remotely transmit predictive maintenance information to our customers, thereby reducing unexpected downtime. These technologies are broadly applicable across our product lines and represent an opportunity for increased revenues from both new product sales and upgrades to our existing installed base.

PRODUCTS AND SERVICES

     We have three business segments: flow control, measurement systems, and power systems. Our businesses are organized around the products and services provided to the customers they serve.

  FLOW CONTROL

     Our flow control segment manufactures control valves, on/off valves, pressure relief valves and actuators. We serve the oil and gas production, transportation, storage, refining, petrochemical and power generation sectors of the energy industry. We believe we produce one of the most complete valve product lines for the energy infrastructure industry, including both standard and customized product offerings. Our broad portfolio of products, combined with a global sales and service network, positions us as one of the preferred global flow control solutions providers. In addition, our technical expertise and product knowledge allow us to be one of a select few global vendors who can meet the needs of our most demanding energy customers, including specially-designed products for deep-water and severe service applications. Our valve products compete at unit price levels ranging from $200 to over $500,000.

     Historically, demand for our flow control products has been driven by the dynamics of the energy industry and in particular by energy infrastructure spending. Demand for valve products has therefore been greatest in industrialized nations throughout North America and Europe. In the future, we expect that growth will primarily be driven by upgrading existing products, the development of new applications and increasing demand in developing regions such as Latin America, Asia and Africa.

     Control valves, which are sold under the Masoneilan(R), Grove(R) and BPE(TM) brands, are used primarily in applications that require continuous and accurate control of flow rates. Control valves adjust flow passage size at the direction of remote signals emanating from an external control system. We are developing new "smart" technologies that transmit control and measurement data generated by our products to our customers' service systems that remotely monitor the performance of their plant and equipment. These technologies can substantially lower operating costs for our customers. In addition, we are developing products that remotely transmit predictive maintenance information, thereby avoiding unexpected downtime. We believe providing smart capabilities to enhance our existing product lines will be an important driver of growth in our valve business over the next several years, and a majority of the control valves we sell are smart units. We are currently marketing smart valve products with both analog and digital communication interfaces. Approximately 125,000 analog units are shipped annually, and we expect demand to increase over the next few years. In parallel, we expect demand for digital products to grow in the future as this relatively new communication interface matures. We have established a product development and marketing alliance with Yokogawa Electric Corporation, a leading Japanese process control systems provider, in order to offer our customers integrated valve and control system solutions. These integrated solutions and smart products typically command higher margins than our standard valve product offerings.

     On/off valves, which are sold under the Control Seal(TM), Grove(R), Ring-O(TM), TK(R), Wheatley(R) and Texsteam(TM) brand names, are typically used in applications that either require flow to be completely on or off or have limited flow adjustment capabilities. Included in this category are: ball, gate, globe, check and butterfly valves. We have designed and patented hundreds of specialized on/off valve products. In conjunction with Statoil's Troll project, the premier natural gas development in the North Sea, we produced what we believe is the largest valve ever built, with a unit weight of 80 metric tons. Among other new product development programs, we are designing subsea ball and check valves for deep-water oil and gas development, fire-proof valves, severe service valves, liquefied natural gas valves and more cost-effective rising-stem ball valves. Many of these valves are custom manufactured from specialty materials to handle the demanding environments in which they will be used and to meet our customers' stringent specifications.

     Pressure relief valves, including both safety and safety relief valve types, are used to protect process equipment from excessive pressure. We sell our pressure relief valves to the power generation, oil and gas, and refining and petrochemical industries under the Consolidated(R) brand name. We are developing new products for use in growing applications, including enhanced pilot operated safety valves for use in offshore and liquefied natural gas applications.

     Our flow control segment's other products, sold under the Ledeen(TM), Texsteam(TM) and Nil-Cor(R) brands, include chemical injection pumps; high-alloy gate, globe, check and ball valves; compact and linear electric actuators; and composite ball, butterfly and check valves. Our actuator products, which are used to control valve movement, are often sold in packages for use with our other products, such as our subsea actuators used in conjunction with our subsea on/off valve technology.

     Our flow control segment's strength as a product leader is enhanced by its service capabilities. These services include preliminary design, application engineering, design testing, production and installation, project management, operation and maintenance training, preventive/predictive maintenance programs and inventory management services.

  MEASUREMENT SYSTEMS

     Our measurement systems segment consists of two primary product groups. The first, retail fueling, is a leading supplier of fuel dispensers, pumps, peripherals, point-of-sale and site monitoring systems and software for the retail fueling industry. The second, measurement, is a leading supplier of measurement and control products for the energy industry and other end markets.

  Retail Fueling

     We have marketed our retail fuel systems for approximately 100 years under the Wayne(R) brand. As an industry pioneer, we were the first to introduce self-service consoles and fuel blending dispensers to service stations. More recently, we introduced the first in-pump card readers and cash acceptors, the first use of microcomputers in fuel processing systems, the first in-pump radio frequency identification payment systems such as Speedpass(R) (a registered trademark of ExxonMobil) and the first dispenser mounted touchscreen payment/communication systems. We also produce regulatory agency approved vapor recovery systems that reduce gasoline vapor emissions into the atmosphere during the fueling process. We continue to develop and market innovative technologies that allow our customers to reduce costs, increase throughput and improve profits at their locations.

     Demand for our systems and other products over recent years has been affected by a reduced level of capital spending by our customers. We typically expect our customers to upgrade, reimage or replace their equipment prior to the end of its useful life. New technology can also drive demand in this market since technological sophistication and customer convenience features can be a competitive edge for fuel retailers. Companies with outdated hardware and under-powered software often elect to replace their equipment in order to remain competitive, or to comply with new government regulations. Moreover, high volume retailers, such as Sam's Club, Kroger and Safeway have entered the domestic retail fuel market, further driving equipment, software and service demand. These retailers typically utilize twice as many fuel dispensers per location as traditional retail fueling stations.

     Our core product line consists of a wide variety of fuel dispensers. Our basic fuel dispenser design supports single and multiple hose configurations that can measure and dispense dedicated or blended fuel. Our fuel dispensing platforms can be expanded to include card processing terminals, cash acceptors, bar code scanners, radio frequency identification payment systems, keypads, printers and graphic displays to allow consumers to purchase and pay for fuel and other items at the pump. In addition, our dispensers are usually designed and graphically detailed in collaboration with our customers to meet their precise image standards. For example, we have been awarded a significant role in the development of a new fueling dispenser introduced by BP in connection with its new image campaign. We believe that we are well positioned to be the primary vendor for this BP program. Our retail fuel dispensers range in price from $2,800 to over $15,000 per unit.

     We also design and market self-service control and point-of-sale systems for the retail fueling industry. These enterprise software solutions are designed to support our retail customers' efforts to improve back office efficiency and record keeping, reduce labor hours and improve retail margins. For example, our Nucleus(R) system, which is an open architecture, PC based point-of-sale system, is designed to support larger convenience store formats that feature a wide selection of in-store merchandise and services. As the hub of all store operations, the Nucleus(R) system interfaces with a wide variety of peripherals and systems, enabling cashiers and managers to monitor and manage store operations efficiently. The Nucleus(R) system also supports back office functions including inventory control, price book management, employee management and site administration. In addition, we were one of the first to introduce a fully integrated point-of-sale system that combined the functionality of a self-service control console, electronic cash acceptor and card processing system into a single countertop terminal. Called the Wayne Plus/3(TM) terminal, we have deployed 10,000 of these systems in over 9,000 locations. Our software systems range in price from $7,000 to over $16,000.

     In connection with our product development initiatives, we have entered into a number of important strategic alliances with technology partners to enhance and broaden our retail product offerings. For example, our alliance with Texas Instruments was important in our development of advanced pay-at-the-pump technologies, including Speedpass(R), which allows consumers to buy fuel with the wave of a radio frequency key fob.

     In order to help our customers derive maximum value from their investment in our retail fuel solutions, we offer a comprehensive suite of services. These services include product rollout management, installation, user training and a 24/7 help desk. We also offer 24/7 onsite maintenance and repair, including one hour response to site emergencies, four hour response to critical problems and 24 hour response to all other concerns. Onsite services are provided by a mix of our own field support technicians and independent service organizations. All field support technicians and independent service organizations receive ongoing technical training and carry an extensive inventory of service parts and diagnostic equipment.

  Measurement

     Our measurement group designs, manufactures and markets four primary product lines: meters, instruments, integrated flow systems and piping specialties. Demand for these products is driven primarily by natural gas consumption and infrastructure spending in the hydrocarbon and chemical process industries. Customer trends such as integration of information technology systems with "smart" equipment and increased outsourcing of metering and monitoring services are also expected to drive demand in this market. Demand has historically been strongest in North America and Europe, with future growth expected in Latin America, Asia and the Middle East as industrialization continues.

     Meters, pressure regulators and piping specialties, which are sold primarily to customers in the natural gas industry under the Roots(R), Mooney(TM) and Dresser(R) brand names, are used for volume measurement and pressure regulation. These products are sold at unit prices ranging from approximately $400 to over $82,500. We sell complete, integrated natural gas control stations that can be used by a utility to regulate distribution of low-pressure natural gas from high-pressure transmission pipelines. These control stations typically combine a number of our products such as valves, meters, pressure sensors and regulators into a complete system solution. Historically, a utility would have performed the engineering and design necessary to build these stations to regulate gas pressure and flow, bid out the component parts and contracted for the assembly and installation. We can provide utilities with a total system solution at a lower overall cost.

     Instrument products consist primarily of pressure and temperature instrumentation manufactured for oil and gas, refining, chemical, industrial and commercial customers worldwide. These products are used by our customers to monitor pressure, temperature, pH levels, and flow rates of gases and liquids. Our key instrument brands and related products are Ashcroft(R) pressure and temperature instruments, Heise(R) precision testing and calibration devices and digital and analog transducers, Ebro(TM) portable electronic instruments and Ashcroft(R) utility gauges, which are designed specifically for high reliability of service. Our instrument products range in price from $1 to over $5,500 per unit.

  POWER SYSTEMS

     Our power systems segment is a leader in the design, manufacture and marketing of natural gas fueled engines used primarily for natural gas compression and distributed power generation. Most natural gas compression applications involve pressurizing gas for delivery from one point to another, typically from lower pressure wells to higher pressure gathering and pipeline systems. Compression is also used to reinject natural gas into oil wells to help lift liquids to the surface and to inject gas into underground reservoirs. Distributed power generation is the use of onsite electric generators for primary, supplemental or back-up power in areas where existing power sources are unreliable or costly. Our product offering ranges from 85 to 4,500 horsepower (60-3,300 kilowatts) engines and power generation packages with a base wholesale price range of $21,000 to over $900,000. We also manufacture a line of rotary blowers. Our products are sold under the Waukesha(R) and Roots(TM) brand names both directly to end users and through a network of independent distributors worldwide. We believe we have the largest installed base of natural gas fueled industrial engines in the world as a result of our long history and leading market position.

     Demand for our power system products is primarily a function of worldwide energy consumption and infrastructure spending. We view distributed power generation as a significant opportunity for future revenue growth in this segment. We believe favorable environmental, regulatory and cost characteristics of natural gas compared to other energy sources and the relatively wide dispersion of gas reserves throughout the world will favor its use in power generation. The need for "clean" power for high tech equipment, uncertainty about electrical utility deregulation and lack of infrastructure in underdeveloped nations are potential sources for growth in demand.

     We believe we have developed some of the most reliable and durable engines in our industry. These products provide our customers with low total cost of ownership through long intervals between overhauls, high equipment uptimes and predictable service schedules. We typically expect our VHP(TM) engine model to operate in excess of 40,000 hours at 98% rated uptime before requiring a major overhaul. Engine reliability is essential because they are frequently used in mission-critical applications or in remote locations where the cost of failure is extremely high. For example, two of our engines provide standby power for Chicago's 911 Emergency Communications Center and seven of our top-of-the-line engines drive compressors at a remote gas storage facility in Aitken Creek, British Columbia.

     The aftermarket in both the natural gas compression and distributed power generation markets is substantial. Our natural gas engines typically run continuously for years at a time, creating a regular need for maintenance services and replacements parts. Our customers typically spend many times the initial purchase price of one of our engines in service, upgrades and maintenance costs over its lifetime. As a result, our aftermarket parts and services revenues are an important part of our business, representing approximately 37% of our total natural gas engine related revenues in 2001 and are a higher percentage of our margin and EBITDA. We currently maintain a significant market share for our aftermarket parts as our customers tend to be more focused on reliability than price when servicing our engines.

     In addition to selling stand-alone engines, we provide our customers with a variety of services and equipment packages. For example, we offer complete power generation systems in which we integrate our engines with generators, switchgear and controls manufactured by other vendors in order to deliver a total solution to our customers. We also offer our customers technical training, subcontracted turnkey installation and field troubleshooting worldwide.

COMPETITION

     As one of a small group of major competitors in each of our business lines, we encounter intense competition in all areas of our business. Our businesses typically are characterized by fewer than ten manufacturers that together account for the majority of each market and a large number of smaller competitors who divide the remainder. The primary bases of competition include product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. We believe the significant capital required to construct new manufacturing facilities, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high performance products, applications and processes and the need to develop close, integrated relationships with customers serve as disincentives for new market entrants. Some of our existing competitors, however, have greater financial and other resources than we do.

SALES AND MARKETING

     We market our products and services worldwide through our established sales presence in over 100 countries and a manufacturing or support facility presence in over 22 countries. We believe our proximity to customers has historically been an important sales advantage.

     Our sales force is comprised of over 400 direct sales and service representatives and an extensive global network of over 900 independent distributors and over 300 authorized service centers who sell our products and provide service and aftermarket support to our installed base. Due to the long operating history of our business, many of our distributor relationships are longstanding and exclusive to us. For example, our flow control business is supported by an independent global network of over 100 Green Tag(TM) and Masoneilan(R) repair centers, the majority of which represent long-term relationships. We also offer extensive training programs for our independent distributors, allowing them to reach increasingly higher levels of certification. Our most highly qualified independent distributors are often able to command higher aftermarket service margins as a result of their expertise and tend to be our most loyal distributors. Most of our distributor agreements are terminable at any time by either us or the distributor, subject to short notice periods.

     We believe the performance driven nature of our products has fostered close working relationships with our customers. Our marketing strategy is to leverage our strong brand reputations and technical expertise to develop new products and achieve qualification and certification as an approved vendor. For example, our measurement systems segment has successfully targeted the domestic high volume retail market for gasoline through a systematic marketing and technology development effort, securing a majority share of this market. We have recently begun to enhance our competitive position by aggressively pursuing alliance relationships with our key customers whereby we work directly with our customers' design and engineering departments to develop products to meet specific infrastructure needs or other customer-specific requirements. The power systems segment has strategically positioned itself with certain customers in the gas compression market by selling engines directly to them. These customers include four major gas compression packagers and seven medium size packagers. All four of the major packagers operate gas compressor lease fleets of their own or provide contract compression services.

CUSTOMERS

     We sell our products and services to more than 10,000 customers, including most of the world's major oil companies, multinational engineering and construction companies and other Fortune 500 firms. Many of our customers purchase products and services from each of our three operating segments. Our customer base is geographically diverse with 58.1% of 2001 revenues in North America, 20.7% in Europe/Africa, 7.7% in Latin America, 9.6% in Asia and 3.9% in the Middle East. Our top 10 customers in 2001 accounted for 16.7% of our revenues and included Shell, ExxonMobil and BP. Our largest customer accounted for approximately 3.1% of our revenues in 2001.

BACKLOG

     Backlog at the end of 2001 was $419.5 million, a 15.7% increase over a backlog of $362.7 million at the end of 2000. Of our backlog at year-end 2001, we expect approximately 99% to be filled within the current fiscal year.

RAW MATERIALS

     The main raw materials we use are commodity metals, forgings, castings, fasteners, and electronic circuitry. Substantially all our raw materials are purchased from outside sources and are readily available. We seek to purchase raw materials globally to benefit from low cost sources.

MANUFACTURING

     Our manufacturing processes generally consist of fabrication, machining, component assembly and testing. Many of our products are designed, manufactured and produced to order and are often built in compliance with specific customer requirements. To improve quality and productivity we are implementing a variety of manufacturing strategies including cellular manufacturing and just-in-time process engineering. In addition, we outsource the fabrication of some subassemblies and components of our products, particularly in our flow control segment. Our manufacturing operations are conducted in 47 locations around the world. We typically own the plants and equipment at our facilities and the underlying real property. We believe that we have sufficient production capacity to meet demand over the next several years.

     We strive to produce the highest quality products and are committed to continuous quality and efficiency improvement of our products and processes. To help achieve our quality goals, we carefully control our manufacturing processes and materials and have satisfied the standards for ISO-9001 certification at most of our manufacturing facilities. The International Organization for Standardization awards ISO-9001 certification on a facility-by-facility basis to manufacturers who adhere to strict quality standards. Companies must maintain these standards and supply supporting documentation to retain their ISO certification, and certified facilities are audited regularly.

RESEARCH AND DEVELOPMENT

     It is our policy to invest in research and development each year in order to maintain or improve the competitiveness of our products. We have developed many of the technological and product innovations in our markets, and produce some of the most advanced products available in each of our businesses. We believe we have significant opportunities for growth by developing new products and services that offer our customers greater performance and significant cost savings. These opportunities include developing "smart" valves, instruments and meters, new retail fuel point-of-sale payment technologies and additional natural gas fueled engine models operating at greater efficiencies. Potential end users for these technologies include most of our existing customer base as well as customers of our competitors.

     We are also actively engaged in research and development programs designed to advance the design of products to meet specific functional and economic requirements and to improve manufacturing methods. These engineering efforts span all of our businesses. We have also placed special emphasis on ensuring that newly developed products are compatible with, and build upon, our existing manufacturing and marketing capabilities.

     Each of our business segments maintains its own research and development staff. Our research and development expense was $23.9 million, $24.9 million, $25.7 million for the years ended December 31, 2001, 2000, and 1999 respectively. We believe current expenditures are adequate to sustain ongoing research and development activities.

INTELLECTUAL PROPERTY

     We rely on a combination of patents, trademark, copyright and trade secret protection, employee and third-party nondisclosure agreements and license arrangements to protect our intellectual property. We sell most of our products under a number of registered trade names, which we believe are widely recognized in the industry. In addition, many of our products and technologies are protected by patents. No single patent, trademark or trade name is material to our business as a whole. We anticipate we will apply for additional patents in the future as we develop new products and processes.

     Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize our technologies.

     With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.

EMPLOYEES

     We had approximately 8,500 employees worldwide as of December 31, 2001. Of our employees, approximately 56% are located in the U.S. and 44% are outside the U.S.

     Approximately 40% of our employees in the United States and 41% of our employees worldwide are covered by collective bargaining agreements. We currently have long-term labor agreements with Teamsters Local 145 in Connecticut, with PACE Local 5-0399 in Kentucky, Local 470 of the United Automobile, Aerospace and Agricultural Implement Workers of America in Massachusetts, District No. 10 of the International Association of Machinists and Aerospace Workers in Wisconsin, United Steelworkers of America Local 8040 in Texas, Local 1644 of the International Association of Machinists in Pennsylvania and Local 1118 of United Automobile, Aerospace and Agricultural Implement Workers of America in Indiana. In addition, we have labor agreements with Office & Professional Employees International Union on behalf of Local 465 and Local Lodge 2518 International Association of Machinists and Aerospace Workers in Louisiana. Of these agreements, two will expire in 2002, six will expire in 2003, one will expire in 2004 and one will expire in 2005. We believe that our relations with each of these unions are good. See "--Certain Risk Factors--Our Business Could Suffer If We Are Unsuccessful In Negotiating New Collective Bargaining Agreements."

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Addison, Texas. The following are the locations of our principal facilities, the facility types and their square footage for our industry segments.

                                                     PRINCIPAL
            LOCATION                    USE        BUSINESS UNIT   LEASED/OWNED   SIZE (SQ. FT.)
---------------------------------  -------------   -------------   ------------   --------------
Alexandria, Louisiana............  Manufacturing   Flow Control        Owned         300,000
Al Jubail, Saudi Arabia..........  Service         Flow Control       Leased          38,100
Alliance, Ohio...................  Manufacturing   Flow Control       Leased          64,000

                                                     PRINCIPAL
            LOCATION                    USE        BUSINESS UNIT   LEASED/OWNED   SIZE (SQ. FT.)
---------------------------------  -------------   -------------   ------------   --------------
Anrath, Germany..................  Service         Flow Control       Leased          14,035
Avon, Massachusetts..............  Manufacturing   Flow Control        Owned         137,000
Bergamo, Italy...................  Manufacturing   Flow Control       Leased          34,200
Burlington, Canada...............  Manufacturing   Flow Control        Owned          53,000
Channelview, Texas...............  Service         Flow Control       Leased          18,000
Colico, Italy....................  Manufacturing   Flow Control        Owned         117,251
Colico, Italy....................  Manufacturing   Flow Control       Leased          46,500
Coimbatore, India................  Manufacturing   Flow Control       Leased          26,994
Conde, France....................  Manufacturing   Flow Control        Owned         206,602
Edenvale, South Africa...........  Service         Flow Control       Leased           7,500
Edmonton, Canada.................  Manufacturing   Flow Control        Owned          51,224
Hammond, Louisiana...............  Manufacturing   Flow Control        Owned          68,060
Houston, Texas...................  Manufacturing   Flow Control        Owned         178,080
Houston, Texas...................  Manufacturing   Flow Control        Owned          53,000
Kariwa, Japan....................  Manufacturing   Flow Control       Leased         171,216
Lyon, France.....................  Service         Flow Control       Leased           3,580
Mexico City, Mexico..............  Manufacturing   Flow Control        Owned           6,277
Naples, Italy....................  Manufacturing   Flow Control        Owned          83,605
Sao Paulo, Brazil................  Manufacturing   Flow Control        Owned         120,000
Singapore........................  Service         Flow Control       Leased          15,080
Skelmersdale, United Kingdom.....  Manufacturing   Flow Control       Leased         160,000
Stafford, Texas..................  Manufacturing   Flow Control        Owned         130,000
Sugarland, Texas.................  Manufacturing   Flow Control       Leased          10,000
Voghera, Italy...................  Manufacturing   Flow Control        Owned         270,000
Voghera, Italy...................  Manufacturing   Flow Control        Owned          93,180
Austin, Texas....................  Manufacturing   Measurement         Owned         103,000
Austin, Texas....................  Manufacturing   Measurement        Leased         208,691
Baesweiler, Germany..............  Manufacturing   Measurement         Owned          24,000
Basingstoke, United Kingdom......  Manufacturing   Measurement        Leased           3,000
Berea, Kentucky..................  Manufacturing   Measurement         Owned          96,784
Bonnyrigg, United Kingdom........  Manufacturing   Measurement         Owned          63,000
Bradford, Pennsylvania...........  Manufacturing   Measurement         Owned         450,000
Cape Town, South Africa..........  Assembly        Measurement        Leased          26,221
Einbeck, Germany.................  Manufacturing   Measurement         Owned          99,835
Foerde, Rud, Norway..............  Service         Measurement        Leased          22,776
Houston, Texas...................  Manufacturing   Measurement         Owned         108,483
Huddersfield, United Kingdom.....  Manufacturing   Measurement         Owned         160,000
Ingolstadt, Germany..............  Manufacturing   Measurement         Owned          22,300
Jacarei, Brazil..................  Manufacturing   Measurement         Owned          72,000
Malmo, Sweden....................  Manufacturing   Measurement         Owned         309,850
Markham, Canada..................  Assembly        Measurement        Leased          51,324
Mississauga, Canada..............  Distribution    Measurement        Leased          25,000
Nursling, United Kingdom.........  Manufacturing   Measurement        Leased          15,000
Panningen, The Netherlands.......  Manufacturing   Measurement        Leased          10,000
Rio de Janeiro, Brazil...........  Manufacturing   Measurement         Owned         106,632
Salisbury, Maryland..............  Manufacturing   Measurement         Owned         360,000
Salt Lake City, Utah.............  Manufacturing   Measurement        Leased          15,000

                                                     PRINCIPAL
            LOCATION                    USE        BUSINESS UNIT   LEASED/OWNED   SIZE (SQ. FT.)
---------------------------------  -------------   -------------   ------------   --------------
Sao Paulo, Brazil................  Manufacturing   Measurement         Owned          69,830
Singapore........................  Assembly        Measurement        Leased           2,959
Shelton, Conneticut..............  Manufacturing   Measurement        Leased          55,000
Stratford, Connecticut...........  Manufacturing   Measurement         Owned         320,168
Tlalnepantia, Mexico.............  Distribution    Measurement        Leased           1,500
Zurich, Switzerland..............  Service         Measurement        Leased          19,171
Appingedam, Netherlands..........  Manufacturing   Power               Owned         150,000
Connersville, Indiana............  Manufacturing   Power               Owned         300,000
Houston, Texas...................  Manufacturing   Power               Owned          59,562
Houston, Texas...................  Service         Power               Owned          15,000
Huddersfield, United Kingdom.....  Assembly        Power               Owned         160,000
Waukesha, Wisconsin..............  Manufacturing   Power               Owned         935,700
Waukesha, Wisconsin..............  Manufacturing   Power               Owned          29,300

CERTAIN RISK FACTORS

     Set forth below are important risks and uncertainties that could cause our actual results to differ materially from those expressed in forward-looking statements made by our management.

OUR OPERATING RESULTS COULD BE HARMED DURING ECONOMIC OR INDUSTRY DOWNTURNS.

     The businesses of most of our customers, particularly oil, gas and chemical companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. For example, due to the recent declines in oil and gas prices, some of our key customers have reduced their capital spending, which will result in reduced demand for our products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, certain of our customers may experience reduced access to capital during economic downturns. Therefore, any significant downturn in our customers' markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, because we only compete in some segments of the energy infrastructure industry, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole.

THE LOSS OF ONE OF OUR LARGE CUSTOMERS, OR FAILURE TO WIN NATIONAL, REGIONAL AND GLOBAL CONTRACTS FROM AN EXISTING CUSTOMER, COULD SIGNIFICANTLY REDUCE OUR CASH FLOW, MARKET SHARE AND PROFITS.

     Some of our customers contribute a substantial amount to our revenues. For the year ended December 31, 2001, our largest customer represented approximately 3.1% of total revenues, and our top ten customers collectively represented approximately 16.7% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers' capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Recently, major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, was 41.9% for the year ended December 31, 2001. Accordingly, our future results could be harmed by a variety of factors, including:

      --   changes in foreign currency exchange rates;

      --   exchange controls;

      -- changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

      --   hyperinflation;

      -- tariffs, other trade protection measures and import or export licensing requirements;

      --   potentially negative consequences from changes in tax laws;

      --   difficulty in staffing and managing widespread operations;

      --   differing labor regulations;

      -- requirements relating to withholding taxes on remittances and other payments by subsidiaries;

      -- different regimes controlling the protection of our intellectual property;

      -- restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

      -- restrictions on our ability to repatriate dividends from our subsidiaries; and

      --   unexpected changes in regulatory requirements.

     Our international operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movement, new currency or exchange controls or other restrictions being imposed on our operations or expropriation. In addition, the financial condition of foreign customers may not be as strong as that of our current domestic customers.

     Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under the credit facility.

     In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We have in the past experienced and expect to continue to experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations. We expect that the portion of our revenues denominated in non-dollar currencies will continue to increase in future periods.

     Our expansion in emerging markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We cannot assure you that we will continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business.

IF WE ARE NOT ABLE TO APPLY NEW TECHNOLOGY AND SOFTWARE IN OUR PRODUCTS OR DEVELOP NEW PRODUCTS, WE MAY NOT BE ABLE TO GENERATE NEW SALES.

     Our success depends, in significant part, on our ability to develop products and services that customers will accept. We may not be able to develop successful new products in a timely fashion. Our commitment to customizing products to address particular needs of our customers could burden our resources or delay the delivery or installation of products. If there is a fundamental change in the energy industry, some of our products could become obsolete and we may need to develop new products rapidly. Our products may not be marketed properly or satisfy the needs of the worldwide market.

     In addition, there is intense competition to establish proprietary rights to these new products and the related technologies. The technology and software in our products, including electronic components, point-of-sale systems and related products, is growing increasingly sophisticated and expensive. Several of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may develop proprietary products that are superior to ours or integrate new technologies more quickly than we do. We may not be able to obtain rights to this technology. We may also face claims that our products infringe patents that our competitors hold. Any of these factors could harm our relationship with customers and reduce our sales and profits.

WE FACE INTENSE COMPETITION.

     We encounter intense competition in all areas of our business. Competition in our primary business segments is based on a number of considerations including product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand more technologically advanced and integrated products and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support and our distribution networks. We may have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position. Some of our competitors have greater financial and other resources than we do.

IF WE LOSE OUR SENIOR MANAGEMENT, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain "key person" life insurance on any of our key employees.

ENVIRONMENTAL COMPLIANCE COSTS AND LIABILITIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     Our operations and properties are subject to stringent laws and regulations relating to environmental protection, including laws and regulations governing the investigation and clean up of contaminated properties as well as air emissions, water discharges, waste management, and workplace health and safety. Such laws and regulations affect a significant percentage of our operations, are constantly changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. Further, they may require substantial expenditures for the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws, and adapt to regulatory requirements in all jurisdictions as these requirements change.

     We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including potentially substantial costs for remediation and investigation of some of our properties (many of which are sites of long-standing manufacturing operations). In addition, although we believe our operations are substantially in compliance and that we will be indemnified by Halliburton for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters, or the refusal and/or inability of Halliburton to meet its indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations. See "Part
II -- Legal and Environmental Proceedings."

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN NEGOTIATING NEW COLLECTIVE BARGAINING AGREEMENTS.

     As of December 31, 2001, we had approximately 8,500 employees. Approximately 40% of our U.S. workforce and 41% of our global workforce is represented by labor unions. Of our ten material collective bargaining agreements, two will expire in 2002, six will expire in 2003, one will expire in 2004 and one will expire in 2005. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

WE ARE DEPENDENT ON THE AVAILABILITY OF RAW MATERIALS AND COMPONENTS.

     We require substantial amounts of raw materials that we purchase from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the supply of, and demand for, such raw materials, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials and components could materially affect our operating results.

WE RELY ON INDEPENDENT DISTRIBUTORS.

     In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. Many of these independent distributors are not bound to us by exclusive distribution contracts and may offer products and services that compete with ours to our customers. In addition, the majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after a short notice period. The loss of a substantial number of these distributors or the decision by many of these distributors to offer competitors' products to our customers could materially reduce our sales and profits.

WE ARE CONTROLLED BY FIRST RESERVE AND ODYSSEY, WHOSE INTERESTS MAY NOT BE ALIGNED WITH INVESTORS' INTERESTS.

     A holding company controlled by First Reserve, Odyssey and their affiliates owns approximately 92.5% of our outstanding common shares and, therefore, has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, appointment of management, entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.

     The interests of First Reserve, Odyssey and their affiliates could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of First

Reserve and Odyssey as equity holders might conflict with interests of holders of our debt securities. Affiliates of First Reserve and Odyssey may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to investors. In addition, our sponsors or their affiliates currently own, and may in the future own, businesses that directly compete with ours.

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE COMPARABLE TO FUTURE PERIODS.

     The historical financial information included herein for periods prior to the consummation of the recapitalization transaction may not necessarily reflect our results of operations, financial position and cash flows in the future or the results of operations, financial position and cash flows that would have occurred if we had been a separate, independent entity during the periods presented. The historical financial information included in this Form 10-K for those periods does not fully reflect the many significant changes that occurred in our capital structure, funding and operations as a result of the recapitalization, the credit facility, the notes offering or the additional costs we expect to incur in operating as an independent company. For example, funds required for working capital and other cash needs for those periods were obtained from Halliburton on an interest-free intercompany basis without any debt service requirement.

WE MAY BE FACED WITH UNEXPECTED PRODUCT CLAIMS OR REGULATIONS.

     Because some of our products are used in systems that handle toxic or hazardous substances, a failure of any of our products could have material adverse consequences, and alleged failures of certain of our products have resulted in, and in the future could result in, claims against us for product liability, including property damage, personal injury damage and consequential damages. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products. Finally, our Dresser Wayne business faces increasingly stringent regulations in California and elsewhere regarding vapor recovery from gasoline dispensers. Some of Dresser Wayne's products have been alleged to contain "defects" that adversely affect vapor recovery, requiring retrofits, field modifications and/or the payment of administrative penalties in connection with the affected products. Although the vapor recovery regulations have not adversely affected us vis-a-vis our competitors to date, there can be no assurance that changes in these regulations or in California's proposed Clean Air Plan, or the development of more stringent regulations in other jurisdictions where vapor recovery is required, will not have a material adverse effect on our business, financial condition or results of operations.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We are a highly leveraged company. As of December 31, 2001, we had $1,025.0 million of outstanding long-term indebtedness, $39.3 million of short term notes and $6.0 million of capital lease obligations and a stockholders' deficit of $43.6 million. This level of indebtedness could have important consequences, including the following:

      -- it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

      -- it may limit our flexibility in planning for, or reacting to, changes in our business;

      -- we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

      -- it may make us more vulnerable to a downturn in our business or the economy;

      -- a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes; and

      -- there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

     Furthermore, despite our substantial indebtedness, we may still incur significantly more debt. This could intensify the risks described above.

RESTRICTIVE COVENANTS IN THE CREDIT FACILITY AND THE INDENTURE MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.

     The credit facility and the indenture limit our ability, among other things, to:

      --   incur additional indebtedness or contingent obligations;

      --   pay dividends or make distributions to our stockholders;

      --   repurchase or redeem our stock;

      --   make investments;

      --   grant liens;

      --   make capital expenditures;

      --   enter into transactions with our stockholders and affiliates;

      --   sell assets; and

      --   acquire the assets of, or merge or consolidate with, other companies.

     In addition, the credit facility requires us to maintain financial ratios. We may not be able to maintain these ratios. Covenants in the credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities.

TO SERVICE OUR INDEBTEDNESS, WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. THE ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under the credit facility will be adequate to meet our future liquidity needs for at least the next few years.

     We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

ITEM 3.  LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

     During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not have a material effect on our business, financial condition or results of operations. In addition, pursuant to the recapitalization agreement, we are indemnified by Halliburton for losses arising out of all legal actions initiated prior to the closing of the recapitalization transaction and certain legal actions arising after the closing.

     Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health.

These environmental laws and regulations govern the generation, storage, transportation, handling, disposal and emission of various substances. Permits are required for operation of our businesses, and these permits are subject to renewal, modification and, in certain circumstances, revocation.

     These environmental laws also impose liability for personal injury or property damage related to releases of hazardous substances. We believe we are substantially in compliance with these laws and permitting requirements. Our businesses also are subject to regulation under substantial, various and changing federal, state, local and foreign laws and regulations which allow regulatory authorities and private parties to compel (or seek reimbursement for) cleanup of environmental contamination at sites now or formerly owned or operated by our businesses and at facilities where their waste is or has been disposed. Going forward, we expect to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, we do not expect those costs, in the aggregate, to be material.

     In April 2001, we completed the recapitalization transaction. Halliburton originally acquired our businesses as part of its acquisition of Dresser Industries, Inc. ("Dresser Industries") in 1998. Dresser Industries' operations consisted of our businesses, as well as other operating units. As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. We have not historically incurred, and in the future we do not believe that we will incur, any material liability as a result of the past use of asbestos in products manufactured by these other units of Dresser Industries, or as a result of the past use of asbestos in products manufactured by our businesses or any predecessor entities of our businesses.

     Pursuant to the recapitalization agreement, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be "excluded liabilities," whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of our businesses. The recapitalization agreement further provides, subject to certain limitations and exceptions, that Halliburton will indemnify us and hold us harmless against losses and liabilities that we actually incur which arise out of or result from "excluded liabilities," as well as certain other liabilities in existence as of the closing of the recapitalization transaction. The maximum aggregate amount of losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. All indemnification claims are subject to notice and procedural requirements which may result in Halliburton denying indemnification claims for some losses. See "--Certain Risk Factors--Environmental Compliance Costs and Liabilities Could Adversely Affect Our Financial Condition" and "--We May Be Faced With Unexpected Product Claims Or Regulations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established public market for our common stock.

HOLDERS

     As of December 31, 2001, there were approximately 37 record holders of our class A common stock and 26 record holders of our class B common stock as of December 31, 2001.

DIVIDENDS

     We did not declare or pay any dividends on our common stock since its issuance. Our current credit facility limits our ability to declare or pay dividends. For more detailed information on our current credit facility, see "-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes to our Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2001. Prior to 1998, we had a fiscal year-end of October 31. The fiscal period ending October 31, 1997 reflects our financial information on a fiscal year-end basis. Our operating results for November and December 1997 are included as an adjustment to shareholders' equity. The selected consolidated financial information as of and for each of the years in the four-year period ended December 31, 2001 has been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and our selected consolidated financial information as of and for the period ended October 31, 1997 has been derived from our unaudited consolidated financial statements. The financial information prior to March 31, 2001 has been derived from the consolidated financial statements of DEG. The consolidated financial statements of DEG exclude certain items, which were not transferred as a result of the recapitalization agreement and any financial effects from Halliburton's decision to discontinue the business unit. In addition, certain amounts have been allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of DEG on a stand-alone basis. However, the financial position, results of operations and cash flows may not be indicative of what would have been reported if DEG had been a stand-alone entity or had been operated as part of the recapitalization agreement during the periods presented. You should read the following table together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the accompanying notes.

                                                      FISCAL YEAR ENDED
                           -----------------------------------------------------------------------
                           OCTOBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                             1997(1)         1998           1999           2000           2001
                           -----------   ------------   ------------   ------------   ------------
                                        (IN MILLIONS, EXCEPT RATIOS AND PERCENTAGES)
STATEMENT OF OPERATIONS
  DATA:
Revenues.................   $1,581.7       $1,587.8       $1,432.6       $1,408.5       $1,545.8
Cost of revenues.........    1,099.6        1,118.3          993.7          963.3        1,075.2
Selling, engineering,
  administrative and
  general expenses.......      331.6          342.5          293.9          274.7          303.9
Operating income.........      150.5          127.0          145.0          170.5          166.7
Net income...............       91.7           77.2           89.9          108.8           56.8
BALANCE SHEET DATA (AT
  PERIOD ENDED):
Working capital..........   $  209.7       $  227.9       $  257.8       $  286.1       $  359.1
Property, plant and
  equipment..............      231.8          235.5          223.8          231.1          235.9
Intangible assets........      247.3          267.7          264.0          258.1          414.5
Total assets.............    1,063.4        1,064.9        1,077.0        1,077.1        1,589.7
Total long-term debt
  (including current
  portion)(2)............        0.5            1.3            0.3            0.2        1,025.0
Shareholders' equity
  (deficit)..............      492.4          536.7          542.0          562.6          (43.6)
OTHER FINANCIAL DATA:
EBITDA(3)................   $  200.8       $  177.4       $  193.5       $  219.7       $  225.5
EBITDA margin(4).........       12.7%          11.2%          13.5%          15.6%          14.6%
Capital expenditures.....   $   44.8       $   50.3       $   38.4       $   27.3       $   36.0
Depreciation and
  amortization...........       50.3           50.4           48.5           49.2           58.8
Cash flows from operating
  activities.............         --           48.1          141.4           91.5          136.7
Cash flows from investing
  activities.............         --          (71.5)         (37.7)         (28.9)      (1,363.7)
Cash flows from financing
  activities.............         --           26.1          (95.3)         (86.3)       1,305.8
Ratio of earnings to
  fixed charges(5).......       26.3x          20.6x          29.6x          25.6x           2.4x

------------
(1) The revenues and net income for the stub period (November and December 1997) were $243.0 and $13.5 million, respectively.

(2) Total long-term debt excludes $39.3 million of short-term notes and $6.0 million of capital lease obligations.

(3) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA and the related ratios are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. Therefore, EBITDA is not necessarily comparable to similarly titled measures of those companies. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

(4) Represents EBITDA as a percentage of revenues.

(5) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, "earnings" include net income (loss) before taxes and fixed charges (adjusted for interest capitalized during the period). "Fixed charges" include interest, whether expensed or capitalized, amortization of debt expense and the portion of rental expense that is representative of the interest factor in these rentals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under sec.21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in Part I--Business--Certain Risk Factors.

OVERVIEW

     We are a worldwide leader in the design, manufacture and marketing of highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and power systems. We are a global business, with an established sales presence in over 100 countries and manufacturing or customer support facilities in over 22 countries. Many of our businesses have been in operation for 100 years or more. We sell our products and services to more than 10,000 customers, including most of the world's major oil companies, multinational engineering and construction companies and Fortune 500 firms, through a global sales and service network of over 400 account representatives, 900 independent distributors and 300 authorized service centers. Our total revenues by geographic region in 2001 consisted of North America (58.1%), Europe/Africa (20.7%), Latin America (7.7%), Asia (9.6%) and the Middle East (3.9%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

     For the year ended December 31, 2001, we generated revenue of $1.55 billion, operating income of $166.7 million and EBITDA of $225.5 million.

MARKET FORCES; OUTLOOK

     Our product offerings include valves, instruments, meters, natural gas fueled engines, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

     Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers' level of cash flow. Prices for oil and natural gas declined significantly in 2001. In addition, we see surplus capacity in the natural gas compression industry and expect substantial declines and margin pressure in our power system segment. We also expect to see additional weakness in the instrument and gas metering business of our measurement systems segment until the general industrial economy improves. In light of the difficult market environment we will be focused throughout 2002 on actions to reduce our cost structure, improve working capital efficiency and improve margins in flow control.

     During the fourth quarter 2001, there was no significant improvement in the outlook for energy demand or natural gas prices, and the general industrial economy remained soft. On the whole we estimate that our EBITDA in the first quarter 2002 will be decreased by at least 10%-20% compared to the first quarter of 2001. We may also experience a decline in EBITDA in the second quarter of 2002 compared to the second quarter of 2001.

     We have not yet completed the preparation of our financial statements for the first quarter of 2002 and the statements above are estimates only. Actual results for the first quarter and for future periods may differ from our current estimates in ways that could be material. See "Part I--Business--Certain Risk Factors."

     We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow, although we may incur significant charges to implement these initiatives.

THE RECAPITALIZATION TRANSACTION

     In connection with a recapitalization transaction in April 2001, we made payments to Halliburton Company of approximately $1.3 billion to redeem our common equity and purchase the stock of certain of our foreign subsidiaries. The recapitalization transaction and related expenses were financed through the issuance of $300.0 million of 9 3/8% Senior Subordinated Notes due 2011, $720.0 million of borrowings under the credit facility and approximately $400.0 million of common equity contributed by DEG Acquisitions, LLC, an entity owned by First Reserve Corporation and Odyssey Investment Partners, LLC.

     The following table contains the actual sources and uses of funds for the recapitalization transaction:

SOURCES OF FUNDS
-------------------------
(IN MILLIONS)
Revolver(1)..............    $     --
Term loan A..............       265.0
Term loan B..............       455.0
2001 notes...............       300.0
                             --------
          Total Debt.....     1,020.0
Common equity............       400.0
Rollover equity(3).......        21.5
                             --------
          Total
            Sources......    $1,441.5
                             ========
USES OF FUNDS
-------------------------
(IN MILLIONS)
Cash purchase price(2)...    $1,296.3
Rollover equity(3).......        21.5
Cash.....................        52.4
Transaction fees(4)......        71.3
                             --------
          Total Uses.....    $1,441.5
                             ========

------------
(1) Total availability of $100.0 million, subject to certain conditions, of which $70.7 million was available as of December 31, 2001.

(2) Includes $1,038.4 million to redeem 94.9% of our common equity held by Halliburton and $257.9 million to purchase the stock of certain of our foreign subsidiaries.

(3) Attributable to the common equity interests in us that were retained by Halliburton.

(4) Includes transaction fees paid to affiliates of First Reserve Corporation and Odyssey Investment Partners, LLC. See "Part III--Certain Relationships and Related Party Transactions."

STAND-ALONE COMPANY

     The consolidated financial information for periods presented prior to March 31, 2001 has been derived from the consolidated financial statements of the Dresser Equipment Group business unit of Halliburton. The preparation of this information was based on certain assumptions and estimates including allocations of costs from Halliburton, which we believe are reasonable. This financial information may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if we had been a separate, stand-alone entity during the periods presented or our future results of operations, financial position and cash flows.

     In connection with the recapitalization transaction, we incurred substantial indebtedness, interest expense and repayment obligations. The interest expense relating to this debt adversely affect our net income. In addition, the acquisition of certain of our foreign subsidiaries was accounted for under the purchase method of accounting, which resulted in an increase in depreciation and amortization above historical levels. Upon consummation of the recapitalization transaction, we incurred a number of one-time fees and expenses of approximately $71.3 million.

EFFECTS OF CURRENCY FLUCTUATIONS AND INFLATION

     We conduct operations in over 100 countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with Euro-related and other currencies also being significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions.

     We have not, however, sought to hedge currency translation risk. We expect to continue these hedging policies going forward. Significant depreciation in the value of the Euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under the credit facility, if not offset by pricing in those markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including bad debts, inventories, intangible assets, warranty obligations, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue as products are shipped and services are rendered. We do not provide our distributors with price protection rights. If items are shipped with rights to return, revenue is not recorded until the customer has approved and written acceptance is received. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality from our suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

REVENUES

     Our revenues are primarily generated through the sale of new equipment, replacement parts and services. Revenues are recognized as products are shipped and services are rendered. Revenues have historically been driven by volume, rather than price, and are sensitive to foreign currency fluctuations. Prices have generally remained stable.

COST OF REVENUES

     Cost of revenues is comprised of the cost of raw materials, plant and related work force costs and freight and warehousing expense.

GROSS MARGIN

     Certain of our products tend to carry higher gross margins than others, and therefore product mix can impact our overall gross margins. For example, our custom engineered valve products typically carry a significantly higher gross margin than our retail fuel dispensing products. As a result, an increase in custom engineered valve sales will result in a disproportionately higher increase in our gross profit. In addition, sales of aftermarket parts and services typically carry a significantly higher gross margin than original product sales.

SELLING, ENGINEERING, ADMINISTRATIVE AND GENERAL EXPENSES

     Selling expenses consist of costs associated with marketing and sales. Engineering expenses are costs attributable to research and development and engineering. Administrative and general expenses are primarily management, accounting, treasury and legal costs. Selling, engineering, administrative and general expenses also include costs associated with health, safety and environmental administration and retiree medical and pension benefits. Research and development expenses are costs associated with product or customer initiatives or with projects that seek improvements in manufacturing processes. Research and development expenses are expensed as incurred. Our distributors are typically compensated through a discount from the list price of our products they purchase. These discounts are accounted for as a reduction in revenues versus classifying them as selling expenses.

DEPRECIATION AND AMORTIZATION

     Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided using the straight-line method over the estimated useful lives of the assets. Expenditures for improvements that extend the life of the asset are generally capitalized. Intangible assets primarily consist of goodwill and patents. Goodwill resulting from business acquisitions represents the excess of purchase price over fair value of net assets acquired and is amortized over a period from 4 to 40 years using the straight-line method. Patents are amortized over their estimated useful lives. Depreciation and amortization was $58.8 million, $49.2 million and $48.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2002, we will adopt Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets." The statement, among other items, will eliminate the amortization of goodwill. The amortization expense for goodwill was $14.2 million for the year ended December 31, 2001.

INCOME TAXES

     Historically, our operations have been included in the tax returns submitted by various Halliburton operating companies. The tax amounts reflected in our historical results have been allocated based on the amounts expected to be paid to or received from the various Halliburton operating companies filing tax returns in which our operations were included. In connection with the recapitalization transaction, we made a Section 338(h)(10) election to allow the recapitalization of our domestic businesses to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes our U.S. assets were stepped up to their fair market value and we will be able to depreciate those assets using a higher basis than the historical amount. We expect that these tax assets will result in a substantial decrease in our cash taxes, and therefore increase our cash available for debt service or investment in our business over the next few years.

INTEREST EXPENSE

     As part of Halliburton, no third party debt was allocated to us except for operational accounts payable. As a result, we did not have any significant interest expense prior to the second quarter of 2001. As part of the recapitalization transaction, we incurred a significant amount of debt. Accordingly, we incurred significant interest expense beginning in the second quarter of 2001 and will continue to incur significant interest expense going forward.

RESULTS OF OPERATIONS

  YEARLY INFORMATION

     The following table presents selected financial information regarding each of our segments for the years ended 2001, 2000 and 1999. Revenue and operating income by segment are also presented as a percentage of their respective totals. The four columns under year-to-year change show the dollar and percentage change from 2001 to 2000 and from 2000 to 1999.

                                          YEAR ENDED DECEMBER 31,                          YEAR-TO-YEAR CHANGE,
                           ------------------------------------------------------   -----------------------------------
                                                        (IN MILLIONS, EXCEPT PERCENTAGES)
                           --------------------------------------------------------------------------------------------
                                                                                    1999 TO     %      2000 TO     %
                             1999       %       2000       %       2001       %      2000     CHANGE    2001     CHANGE
                           --------   -----   --------   -----   --------   -----   -------   ------   -------   ------
REVENUES
  Flow Control...........  $  557.6    38.9%  $  549.3    39.0%  $  622.8    40.3%  $ (8.3)    (1.5)%  $ 73.5     13.4%
  Measurement Systems....     605.2    42.2      562.8    40.0      573.3    37.1    (42.4)    (7.0)     10.5      1.9
  Power Systems..........     274.3    19.2      301.2    21.4      355.3    23.0     26.9      9.8      54.1     18.0
  Corporate..............      (4.5)   (0.3)      (4.8)   (0.4)      (5.6)   (0.4)    (0.3)     6.7      (0.8)    16.7
         Total
           Revenues......  $1,432.6   100.0%  $1,408.5   100.0%  $1,545.8   100.0%  $(24.1)    (1.7)%  $137.3      9.7%
OPERATING INCOME
  Flow Control...........  $   74.3    51.2%  $   77.1    45.2%  $   67.4    40.4%  $  2.8      3.8%   $ (9.7)   (12.6)%
  Measurement Systems....      62.3    43.0       64.0    37.5       56.7    34.0      1.7      2.7      (7.3)   (11.4)
  Power Systems..........      19.9    13.7       42.0    24.6       59.8    35.9     22.1    111.1      17.8     42.4
  Corporate..............     (11.5)   (7.9)     (12.6)   (7.3)     (17.2)  (10.3)    (1.1)     9.6      (4.6)    36.5
         Total Operating
           Income........  $  145.0   100.0%  $  170.5   100.0%  $  166.7   100.0%  $ 25.5     17.6%   $ (3.8)    (2.2)%

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

  Consolidated

     Revenues. Revenues increased by $137.3 million, or 9.7%, to $1,545.8 million in 2001 from $1,408.5 million in 2000. Revenues increased in all three of our business segments. Our flow control segment revenue was positively impacted by acquisitions we made in 2001 and 2000. Entech and Elliot Valve, which were acquired in the second and third quarter of 2001, accounted for approximately $39.5 million of the increase in revenue. The purchase of the remaining 50% interest in the NIMCO joint venture in April 2000, accounted for an $8.5 million increase in revenue. Prior to its acquisition in April 2000, we owned 50% of that joint venture and accounted for it on an equity basis, so that only a 50% share of NIMCO's earnings were reflected in our revenue. In addition, we experienced strong growth in our power systems segment, resulting from increased demand for natural gas engines used for gas compression and power generation.

     Cost of Revenues. Cost of revenues as a percentage of revenues increased to 69.6% in 2001 from 68.4% in 2000. Manufacturing inefficiencies and an unfavorable product mix adversely affected margins in our flow control segment. In addition, the acquisition of Entech, which positively impacted revenues, had product margins lower than the existing flow control business. We also experienced lower margins in our measurement segment due to lower price levels as a result of the weakness in the general industrial economy.

     Gross Profit. Gross profit increased by $25.4 million, or 5.7%, to $470.6 from $445.2 million in 2000 and decreased to 30.4% of revenues in 2001 from 31.6% in 2000, due to the factors mentioned above.

     Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased as a percentage of revenues and in dollar terms, accounting for 19.7% of revenues in 2001 and 19.5% of revenues in 2000. In dollar terms, selling, engineering, administrative and general expenses increased by $29.2 million to $303.9 million from $274.7 million in 2000 due to the acquisition of Entech which accounted for $8.0 million of the increase and the remainder primarily resulting from higher selling, engineering, administrative and general expenses associated with increased sales volume.

     Operating Income. Operating income decreased by $3.8 million, or 2.2%, to $166.7 million in 2001 from $170.5 million in 2000. The decrease is primarily attributable to the factors contributing to the decreased gross margin and higher selling, engineering, administrative and general expenses, as discussed above.

     Income Tax Expense. Our effective tax rate was 42.9% for 2001 and 38.5% in 2000. The effective tax rate utilized in 2000, and for part of 2001 was reflective of our operations being reported as part of Halliburton's consolidated tax returns.

     Bookings and Backlog. Bookings include orders placed during the period whether or not filled. Backlog as of any date represents the number of orders left unfilled as of that date. Bookings during the period of $1,598.7 million were 10.9% above 2000, and backlog at the end of 2001 was $419.5 compared to $362.7 million at the end of 2000, a 15.7% increase. Backlog as of December 31, 2001 was $21.0 million lower than backlog as at September 30, 2001.

  SEGMENT ANALYSIS

  Flow Control

     Revenues increased by $73.5 million, or 13.4%, to $622.8 million in 2001 from $549.3 million in 2000. Revenues were positively affected by acquisitions we made in both 2000 and 2001. Entech and Elliot Valve, which were acquired in the second and third quarter of 2001, accounted for approximately $39.5 million of the increase. In addition, the purchase of the remaining 50% interest in the NIMCO joint venture in April 2000, accounted for an $8.5 million increase in revenues. Prior to its acquisition in April 2000, we owned 50% of that joint venture and accounted for it on an equity basis, so that only a 50% share of NIMCO's earnings were reflected in our revenues. The remaining increase in revenues can be attributed to favorable market conditions.

     Although revenues increased, operating income decreased by $9.7 million, or 12.6%, to $67.4 million in 2001 from $77.1 million in 2000. As a percentage of segment revenues, operating income decreased to 10.8% in 2001 from 14.0% in 2000. Although the acquisition of Entech increased revenues significantly, its impact to operating income was marginal because its product margins were lower than those of our existing flow control business. In addition, operating income was impacted by an unfavorable product mix and manufacturing inefficiencies.

     Bookings during the period of $702.1 million were 28.6% above 2000, and backlog at the end of the year was $295.2 million, or 45.6% above 2000. Both were positively impacted by the acquisitions described above in addition to favorable market conditions.

  Measurement Systems

     Revenues increased by $10.5 million, or 1.9%, to $573.3 million in 2001 from $562.8 million in 2000. Revenues remained relatively stable between periods with increases in revenues in our retail fueling business offsetting lower revenues in our instrument and gas metering businesses. We expect to see continuing weakness in this segment which could negatively impact our revenues for 2002 until market conditions improve.

     Operating income decreased by $7.3 million, or 11.4%, to $56.7 million in 2001 from $64.0 million in 2000. Operating income was negatively impacted by lower margins due in part to competitive pricing. Operating income was also impacted by a charge of $4.0 million in 2001 related to the closure and relocation of the Salisbury, Maryland retail fuel dispenser facility to Austin, Texas. This was offset in part by a reduction in head count and improved efficiency following closure of that plant.

     Bookings during the period of $579.8 million were 1.9% above 2000, and backlog at year-end was $76.5 million, or 7.9% above 2000. Backlog primarily reflects the unfilled orders of retail fuel dispensers as the meter and instrument product lines consist primarily of products that are shipped within days of a customer's order.

  Power Systems

     Revenues increased by $54.1 million, or 18.0%, to $355.3 million from $301.2 million in 2000. Revenues were positively impacted by increased sales to the gas compression market. However, in 2001, energy demand and natural gas prices declined significantly. During the fourth quarter of 2001, there was no significant improvement in the outlook for energy demand or natural gas prices and the general industrial economy remained soft. As a result, we see surplus capacity in the natural gas compression industry and expect to see substantial revenue declines and margin pressure in this segment for 2002.

     Operating income increased by $17.8 million, or 42.4%, to $59.8 million in 2001 from $42.0 million in 2000. As a percentage of revenues, operating income increased to 16.8% in 2001 from 13.9% in 2000. Operating income was positively impacted by increased volumes in our higher margin products and services and favorable volume related reductions in manufacturing costs.

     Bookings during 2001 were $316.8 million or 2.8% below 2000, and bookings in the fourth quarter of 2001 declined substantially from bookings in the fourth quarter of 2000, as a result of the decline in the market outlook for the natural gas compression industry described above. Backlog at the end of 2001 was $51.4 million, or 42.3% below 2000.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

  Consolidated

     Revenues. Revenues decreased by $24.1 million, or 1.7%, to $1,408.5 million in 2000 from $1,432.6 million in 1999. Sales volume for many of our valve and measurement systems products decreased during this period due to reduced capital spending by our customers and a delay in new project initiatives. These decreases were partially offset by an increase in demand for our power systems products and the impact of our purchase of the remaining 50% interest in the NIMCO joint venture in April 2000, which increased revenues in 2000 by $52.6 million. Prior to April 2000, our interest in the NIMCO joint venture was accounted for using the equity method and only our share of its earnings was included in our revenues.

     Cost of Revenues. Cost of revenues as a percentage of revenues improved to 68.4% in 2000 from 69.4% in 1999. This improvement was due to a more favorable product mix and increased manufacturing efficiencies achieved through outsourcing, manufacturing productivity initiatives, work force and capacity rationalization efforts and favorable raw material costs. Cost of revenues in 2000 includes approximately $4.0 million related to facility closures, primarily consisting of our facility in Connersville, Indiana.

     Gross Profit. Gross profit increased by $6.3 million, or 1.4%, to $445.2 million in 2000 from $438.9 million in 1999 and increased to 31.6% of revenues in 2000 from 30.6% in 1999, due to the factors mentioned above.

     Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses improved as a percentage of revenues and in dollar terms accounted for 19.5% of revenues in 2000 and 20.5% of revenues in 1999. In dollar terms, selling, engineering, administrative and general expenses fell by $19.2 million to $274.7 million in 2000 from $293.9 million in 1999 due to increased efficiencies.

     Operating Income. Operating income increased by $25.5 million, or 17.6%, to $170.5 million in 2000 from $145.0 million in 1999. The increase is primarily attributable to the factors contributing to the increased gross margin and lower selling, engineering, administrative and general expenses, as discussed above.

     Income Tax Expense. Our effective tax rate was 38.5% in both 2000 and 1999. The effective tax rate utilized was reflective of our operations being reported as part of Halliburton's consolidated tax returns.

     Bookings and Backlog. Bookings include orders placed during the period whether or not filled. Backlog as of any date represents the number of orders left unfilled as of that date. Bookings during the period of $1,441.0 million were 0.6% above 1999, and backlog at the end of 2000 was $362.7 million compared to $317.7 million at the end of 1999, a 14.2% increase.

  SEGMENT ANALYSIS

     Flow Control. Revenues decreased by $8.3 million, or 1.5%, to $549.3 million in 2000 from $557.6 million in 1999. Strong results in aftermarket parts and services were more than offset by reduced valve sales, which was due to reduced energy industry spending. Flow control was positively affected by our purchase of the remaining 50% of interest in the NIMCO joint venture and the May 2000 acquisition of a small valve company, which together accounted for $59.4 million of 2000 revenues. The closure of our manufacturing operations in Scotland in December 1999 accounted for a $21.6 million reduction in revenues versus 1999. Currency fluctuations, primarily reflected by continued depreciation in the euro, caused revenues on a U.S. dollar basis to decrease by $21.5 million.

     Operating income increased by $2.8 million, or 3.8%, to $77.1 million in 2000 from $74.3 million in 1999. As a percentage of segment revenues, operating income increased to 14.0% in 2000 from 13.3% in 1999, primarily due to the impact of higher aftermarket parts and service sales and benefits of the restructuring activities implemented in 1999.

     Bookings during the period of $545.9 million were 1.8% above 1999, and backlog at the end of the year was $202.7 million, or 9.6% above 1999. Bookings were affected negatively by industry factors, but were offset by contributions from the acquired NIMCO operations.

     Measurement Systems. Revenues decreased by $42.4 million, or 7.0%, to $562.8 million in 2000 from $605.2 million in 1999. This decrease reflects a decline in sales of retail fuel dispensers, partially offset by an increase in sales of meters. Sales of retail fuel dispensers were impacted by lower volumes due to recent merger activity by a few of our top customers, such as ExxonMobil, as orders for pumps and related systems were delayed pending the consolidation of capital spending budgets. Lower revenue from our traditional retail fuel dispenser customers, particularly in international markets, was partially offset by an increase in unit sales to high volume retailers. The meters business experienced an increase in sales volume due to growth in the demand for natural gas and the ongoing effects of utility industry deregulation which resulted in an increased demand for gas meters and related products to meet increased custody transfer requirements.

     Operating income increased by $1.7 million, or 2.7% to $64.0 million in 2000 from $62.3 million in 1999. Despite the decline in revenues, operating income as a percentage of segment revenues increased to 11.4% in 2000 from 10.3% in 1999 due to cost control initiatives, manufacturing and operating efficiencies, a more favorable product mix and favorable currency translation adjustments.

     Bookings during the period of $569.0 million were 5.2% below 1999, and backlog at year-end was $70.9 million, or 3.9% below 1999. Backlog primarily reflects the unfilled orders of retail fuel dispensers as the meter and instrument product lines consist primarily of products that are shipped within days of a customer's order.

     Power Systems. Revenues increased by $26.9 million, or 9.8%, to $301.2 million in 2000 from $274.3 million in 1999. Revenues were positively affected by increased prices for natural gas that drove higher levels of customer spending. Revenues were particularly strong for aftermarket parts and upgrade kits as customers in the gas compression industry experienced increased utilization in their engines. Demand for new engines and aftermarket parts used in distributed power applications also experienced growth.

     Operating income increased by $22.1 million, or 111.1%, to $42.0 million in 2000 from $19.9 million in 1999. As a percentage of revenues, operating income increased to 13.9% in 2000 from 7.3% in 1999 due almost entirely to the increase in gross profit, as well as increased cost control initiatives.

     Bookings during the period of $326.0 million were 10.2% above 1999, and backlog ended the year at $89.1 million, or 50.9% above 1999. Bookings were affected positively by increased demand for natural gas engines used for gas compression and power generation.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, our primary source of cash has been from operations. Prior to the recapitalization transaction, we participated in Halliburton's centralized treasury management system whereby all of our cash receipts were remitted to Halliburton and Halliburton funded all of our cash disbursements. Our primary cash disbursements were for capital expenditures and working capital. Following the consummation of the recapitalization transaction, this practice ceased and we have established our own cash management system.

     Our primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We fund these cash needs with operating cash flow and borrowings under the revolving credit portion of the credit facility.

     Cash and cash equivalents were $97.2 million, $19.7 million and $33.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. A significant portion of our cash and cash equivalent balances is utilized in our international operations and may not be immediately available for debt service in the United States.

     Net cash flow provided by operating activities was $136.7 million, $91.5 million and $141.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, mainly from profitable results of operations and changes in working capital.

     Net cash flow used in investing activities for the year ended December 31, 2001 was $1,363.7 million resulting from capital expenditures of $36.0 million and cash used to complete the recapitalization transaction. Net cash flow used in investing activities was $28.9 million and $37.7 million for the years ended 2000 and 1999, respectively, resulting mainly from capital expenditures of $27.3 million and $38.4 million in 2000 and 1999, respectively.

     Net cash flow provided by financing activities was $1,305.8 million for the year ended December 31, 2001, resulting from the proceeds of the 2001 notes and borrowings under the credit facility, along with cash from the investors, which were used to complete the recapitalization transaction. Net cash flow used in financing activities was $86.3 million and $95.3 million for the years ended December 31, 2000 and 1999, respectively, representing the impact of net distributions to Halliburton and receipts from Halliburton.

     In April 2001, we incurred approximately $1,020.0 million in debt, which was used primarily to finance the recapitalization transaction and pay certain related costs and expenses.

     On April 10, 2001, we sold $300.0 million of 9 3/8% Senior Subordinated Notes due 2011 in a private placement. The notes bear interest at 9.375% per annum, payable semi-annually in arrears on April 15 and October 15. The notes may be redeemed beginning April 15, 2006. The initial redemption price is 104.688% of the principal amount plus accrued interest. The redemption price will decline each year after 2006 and will be 100.0% of the principal amount, plus accrued interest, beginning on April 15, 2009. In addition, before April 15, 2004, we may redeem up to 35% of the notes at a redemption price of 109.375% of their principal amount, plus accrued interest, with the net proceeds of certain equity offerings. Upon a change of control, we will be required to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest. Our wholly owned domestic subsidiaries guarantee the notes.

     We also obtained $720.0 million in term loans under the credit facility. The credit facility provides for the following:

          (1) a six-year $165.0 million Tranche A U.S. term loan facility, a six-year Tranche A Euro term loan facility in an amount equivalent, as of the closing date, to $100.0 million which was borrowed by a foreign subsidiary of ours, and an eight-year $455.0 million Tranche B term loan facility. The Tranche A term loans will amortize with annual reductions of 5% in year 1, 10% in year 2, 15% in year 3, 20% in year 4 and 25% in each of years 5 and 6. The Tranche B term loans will be repaid in the final year of the loans in equal quarterly amounts, subject to amortization of approximately 1% per year in each prior year. Interest rates range from LIBOR or Euribor plus margins of 2.0% to 3.25% for the Tranche A term loans and LIBOR plus 3.0% to 3.75% for the Tranche B term loans, depending on our leverage ratio, and

          (2) a six-year $100.0 million revolving credit facility to be utilized solely for our and our subsidiaries' working capital requirements and other general corporate purposes. As of December 31, 2001, we had $70.7 million available under the revolving credit facility as we had $29.3 million outstanding under letters of credit.

     At our request, and so long as (a) no default or event of default has occurred and is continuing under the credit facility and (b) our lenders or other financial institutions are willing to lend such incremental amounts, the Tranche B term loan facility may be increased from time to time in an amount, in the aggregate, not to exceed $95.0 million, and upon the consummation of the planned offering and the execution of the proposed amendment to the credit facility, as described below, the Tranche B term loan facility may be increased from time to time in an amount, in the aggregate, not to exceed $195.0 million.

     The credit agreement documentation contains certain customary representations and warranties and contains customary covenants restricting our ability to, among others: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We are required to indemnify the agent and lenders and comply with specified financial and affirmative covenants including a total debt to EBITDA ratio and an Interest Coverage Ratio (as defined). As of December 31, 2001, we were in compliance with these covenants.

     On March 19, 2002, we announced our intention to sell an additional $200.0 million of 9 3/8% Senior Subordinated Notes due 2011 under the indenture that governs the 2001 notes. These notes will rank pari passu with the 2001 notes and will be treated as a single class of notes with the 2001 notes under the indenture. The net proceeds from the offering are estimated to be $194.0 million, net of expenses and excluding accrued interest to be paid to us on the closing date in connection with the scheduled interest payment on the notes due April 15, 2002 (with interest accruing from October 15, 2001). The net proceeds would be used to repay a portion of the term loans under the credit facility. The credit facility permits each of the lenders under the Tranche B term loan to decline their ratable share of any prepayment under such facility. We expect that lenders under the Tranche B term loan will waive their right to receive their ratable share of the net proceeds from the planned offering, in which event, the amount offered to them will be applied to repay the Tranche A term loan. The prepayment would be credited first to repay the next four quarterly installments of principal in order of maturity and thereafter to the remaining amortization of principal on a pro rata basis.

     In connection with the issuance of additional senior subordinated notes, we are seeking an amendment to the credit facility to revise certain financial covenants to provide us with greater operating flexibility.

     The following tables set forth debt and lease obligations and commitments for the next several years without giving effect to the planned notes offering:

                                                                              2007 AND
                                     2002    2003    2004    2005    2006    THEREAFTER    TOTAL
                                     -----   -----   -----   -----   -----   ----------   --------
DEBT/LEASE OBLIGATIONS:
Long-Term Debt.....................  $25.0   $47.3   $51.9   $65.1   $71.8     $763.9     $1,025.0
Capital Lease Obligations..........    1.3     2.0     0.9     0.7     0.7        0.4          6.0
Operating Leases...................   13.3    11.4     8.9     7.8     4.7       13.0         59.1
                                     -----   -----   -----   -----   -----     ------     --------
    Total Debt/Lease Obligations...  $39.6   $60.7   $61.7   $73.6   $77.2     $777.3     $1,090.1
                                     =====   =====   =====   =====   =====     ======     ========
COMMITMENTS:
Letters of Credit..................  $27.2   $ 1.9   $ 0.2   $  --   $  --     $   --     $   29.3
                                     -----   -----   -----   -----   -----     ------     --------

     The following tables set forth debt and lease obligations and commitments for the next several years giving effect to the planned notes offering, assuming that the net proceeds from such offering are used solely to repay a significant portion of the Tranche A term loan:

                                                                              2007 AND
                                     2002    2003    2004    2005    2006    THEREAFTER    TOTAL
                                     -----   -----   -----   -----   -----   ----------   --------
DEBT/LEASE OBLIGATIONS:
Long-Term Debt.....................  $ 5.1   $23.1   $18.0   $21.6   $23.4     $939.8     $1,031.0
Capital Lease Obligations..........    1.3     2.0     0.9     0.7     0.7        0.4          6.0
Operating Leases...................   13.3    11.4     8.9     7.8     4.7       13.0         59.1
                                     -----   -----   -----   -----   -----     ------     --------
    Total Debt/Lease Obligations...  $19.7   $36.5   $27.8   $30.1   $28.8     $953.2     $1,096.1
                                     =====   =====   =====   =====   =====     ======     ========
COMMITMENTS:
Letters of Credit..................  $27.2   $ 1.9   $ 0.2   $  --   $  --     $   --     $   29.3
                                     -----   -----   -----   -----   -----     ------     --------

     Our capital expenditures were $36.0 million, $27.3 million and $38.4 million for the years ended December 31, 2001, 2000 and 1999. The credit agreement limits our ability to make capital expenditures; the limitation for the fiscal year end 2001 was $48.0 million plus a defined percentage. The limitation increases each year reaching $62.0 million plus a defined percentage in 2006. In light of the current economic climate, we anticipate making capital expenditures of approximately $25.0 million in fiscal year 2002 primarily for maintenance expenditures. We have budgeted significantly higher capital expenditures for fiscal year 2003 and subsequent years to support anticipated revenue growth.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under the credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of the credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. See "Part I--Business--Certain Risk Factors."

EURO CONVERSION

     On January 1, 1999, eleven European Union member states (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) adopted the euro as their common national currency. On January 1, 2001, Greece adopted the euro as its common national currency. Until January 1, 2002, either the euro or a participating country's national currency were accepted as legal tender. Beginning January 1, 2002, euro-denominated bills and coins were issued, and beginning February 28, 2002, only the euro is accepted as legal tender. We do not expect the euro conversion to materially affect our consolidated position, results of operations or cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. As we have no business combination transaction in process or otherwise initiated that contemplated pooling-of-interests, adoption of SFAS No. 141 will not have an impact on our consolidated financial statements.

     SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and eliminates the requirement to amortize goodwill and indefinite-lived assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition of goodwill and intangible assets. SFAS No. 142 became effective for us beginning January 1, 2002. As a result of the adoption of SFAS No. 142, amortization will decrease by approximately $14.2 million. We are currently evaluating the impact this statement will have on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are currently evaluating the impact this statement will have on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact this statement will have on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use forward exchange contracts to manage our exposures to movements in the value of foreign currencies and interest rates. It is our policy to utilize these financial instruments only where necessary to finance our business and manage such exposures. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to us. We do not enter into these transactions for speculative purposes.

     We are exposed to foreign currency fluctuation as a result of our international sales, production and investment activities. Our foreign currency risk management objective is to reduce the variability in the amount of expected future cash flows from sales and purchases that are the result of changes in exchange rates relative to the business unit's functional currency. We use forward exchange contracts to hedge certain firm commitments and the related receivables and payables. Generally, all firmly committed and forecasted transactions that are hedged are to be recognized within twelve months. Through December 31, 2001, hedged transactions are principally denominated in French Franc, South African Rand, Italian Lira and British Pound. Effective January 1, 2002, the French Franc and Italian Lira contracts are denominated in euros.

     Our financial performance is also exposed to movements in short-term floating market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows, and to reduce overall borrowing costs.

     The following tables provide information about our derivative instruments and other financial instruments that are sensitive to foreign currency exchange rates and changes in interest rates. For foreign currency forward exchange contracts, the table presents the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on the implied forward rate in the yield curve. For interest rates swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                                 2002     2003    2004    2005    2006    THEREAFTER   TOTAL    FAIR VALUE
                                 -----   ------   -----   -----   -----   ----------   ------   ----------
RELATED FORWARD CONTRACTS TO
  SELL USD:
  British Pound
    Notional Amount............  $ 5.1       --      --      --      --         --     $  5.1     $ (0.1)
    Avg. Contract Rate.........   1.45       --      --      --      --         --
  Euro
    Notional Amount............  $10.3       --      --      --      --         --     $ 10.3     $ (0.2)
    Avg. Contract Rate.........   0.91       --      --      --      --         --
RELATED FORWARD CONTRACTS TO
  SELL EURO:
  United States Dollar
    Notional Amount............  $72.8   $  0.1      --      --      --         --     $ 72.9     $  0.9
    Avg. Contract Rate.........   0.89     0.96      --      --      --         --
  British Pound
    Notional Amount............  $ 3.4       --      --      --      --         --     $  3.4         --
    Avg. Contract Rate.........   0.62       --      --      --      --         --
  Canadian Dollar
    Notional Amount............  $ 1.0       --      --      --      --         --     $  1.0         --
    Avg. Contract Rate.........   1.37       --      --      --      --         --
RELATED FORWARD CONTRACTS TO
  SELL ZAR:
  United States Dollar
    Notional Amount............  $ 0.5       --      --      --      --         --     $  0.5     $  0.2
    Avg. Contract Rate.........   9.21       --      --      --      --         --
  Euro
    Notional Amount............  $ 0.6       --      --      --      --         --     $  0.6     $  0.1
    Avg. Contract Rate.........   9.05       --      --      --      --         --

                                 2002     2003    2004    2005    2006    THEREAFTER   TOTAL    FAIR VALUE
                                 -----   ------   -----   -----   -----   ----------   ------   ----------
LONG TERM DEBT:
  U.S. Dollar Functional
    Currency
    Fixed Rate.................  $  --   $   --   $  --   $  --   $  --     $300.0     $300.0     $304.5
    Average Interest Rate......   9.38%    9.38%   9.38%   9.38%   9.38%      9.38%
    Variable Rate..............  $16.9   $ 25.2   $33.4   $41.7   $45.8     $450.6     $613.6     $613.6
    Average Interest Rate......   5.86%    6.76%   7.47%   7.97%   8.34%      8.62%
  Euro Functional Currency
    Variable Rate..............  $ 7.5   $ 12.6   $17.6   $22.6   $25.2     $ 12.6     $ 98.1     $ 98.1
    Average Interest Rate......   5.49%    6.37%   7.06%   7.53%   7.86%      8.12%
  Lira Functional Currency
    Variable Rate..............  $ 0.3   $  8.6   $ 0.5   $ 0.5   $ 0.5     $  0.7     $ 11.1     $ 11.1
    Average Interest Rate......   3.53%    4.40%   5.09%   5.09%   5.88%      6.14%
    Fixed Rate.................  $ 0.2   $  0.8   $ 0.3   $ 0.2   $ 0.2     $   --     $  1.7     $  1.8
    Average Interest Rate......   5.44%    6.95%   7.17%   7.19%   7.19%        --
  Dutch Guilder Functional
    Currency
    Fixed Rate.................  $ 0.1   $  0.1   $ 0.1   $ 0.1   $ 0.1         --     $  0.5     $  0.5
    Average Interest Rate......   3.75%    3.75%   3.75%   3.75%   3.75%        --
INTEREST RATE SWAPS:
  Pay Fixed/Receive Variable...  $ 6.9   $207.4      --      --      --         --     $214.3     $ (4.7)
  Average Pay Rate.............   4.48%    4.48%     --      --      --         --
  Average Receive..............   2.49%    3.31%     --      --      --         --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The independent auditors' reports, financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Patrick M. Murray is President, Chief Executive Officer and a Director of Dresser, Inc. Mr. Murray previously served as President of Dresser Equipment Group Inc., Vice President, Strategic Initiatives of Dresser Industries, and Vice President, Operations of Dresser Industries. Mr. Murray has also served as the President of Sperry-Sun Drilling Services and the Controller of NL Industries. Mr. Murray joined NL Industries in 1973 as a Systems Application Consultant and has served in a variety of increasingly senior management positions with NL Industries, Baroid Corporation and Dresser Industries. Mr. Murray is currently a director of Benton Oil and Gas Company. Mr. Murray is {58} years old.

     James A. Nattier is Executive Vice President, Chief Financial Officer and a Director of Dresser, Inc. Mr. Nattier previously served as Vice President Shared Services for Dresser Equipment Group Inc., Vice President, Shared Services for Halliburton Energy Services and Vice President, Industrial Products for Baroid Drilling Fluids. Mr. Nattier joined NL Industries in 1978 and has served in a variety of technical, operations, marketing and senior management positions with NL Industries, Baroid Corporation, Dresser Industries and Halliburton. Mr. Nattier is 40 years old.

     William E. O'Connor is a Vice President of Dresser, Inc. and President of Waukesha Engine. Mr. O'Connor previously served as President of the Dresser Waukesha Engine Division and as Managing Director of Mono Pumps. He has worked in the industry since 1969 in application engineering, sales, and marketing. Mr. O'Connor is 55 years old.

     John P. Ryan is a Vice President of Dresser, Inc. and President of Dresser Wayne. Mr. Ryan previously served as President of Dresser Wayne. Mr. Ryan joined us as a National Accounts Sales Manager in 1987, worked in Field Sales and National Sales and became the Vice President of Sales in 1991. Prior to working at Dresser Wayne, Mr. Ryan worked for 10 years with Goulds Pumps Inc. in various sales capacities in Singapore and the United States. Mr. Ryan is 49 years old.

     Charles S. Wolley is a Vice President of Dresser, Inc. and President of Dresser Measurement. In 1996, Mr. Wolley joined Dresser Valve and Controls and served in several positions in the division. From 1999 until 2001, Mr. Wolley served as president and chief executive officer of Van Leeuwen Pipe and Tube. In 2001, Mr. Wolley joined Dresser Measurement as a senior vice president. Mr. Wolley is 47 years old.

     Frank P. Pittman is Vice President, General Counsel and Secretary of Dresser, Inc. Mr. Pittman previously served as Vice President--Law for Dresser Equipment Group, Inc., Vice President & Associate General Counsel of Halliburton Energy Services, Inc., and as Senior Counsel of Dresser Industries and its affiliate, Dresser-Rand Company. Mr. Pittman joined Dresser Industries in 1979. Mr. Pittman is 55 years old.

     Dale B. Mikus is Vice President-Finance and Chief Accounting Officer of Dresser, Inc. Mr. Mikus previously served as Vice President and Chief Financial Officer of Dresser Equipment Group, Inc. Mr. Mikus joined Dresser Industries in 1997 as Manager--Corporate Accounting. Prior to joining Dresser Industries, Mr. Mikus was Director of Audit and Business Advisory Services for PricewaterhouseCoopers. Mr. Mikus is 37 years old.

     James F. Riegler is Vice President--Human Resources of Dresser, Inc. Mr. Riegler previously served as Director--Human Resources of Dresser Equipment Group, Inc., and Director of Employee Relations of Dresser Industries. Mr. Riegler joined Dresser Industries in 1981. Mr. Riegler is 52 years old.

     Richard T. Kernan is Treasurer of Dresser, Inc. Mr. Kernan previously served as International Treasurer of Trinity Industries, Inc., Assistant Treasurer-International of Dresser Industries, and Treasurer for Dresser-Rand Company. Prior to his joining Dresser-Rand Company in 1987, Mr. Kernan held various financial positions with Abbott Laboratories. Mr. Kernan is 54 years old.

     Stanley E. McGlothlin is Assistant Secretary and Assistant General Counsel of Dresser, Inc. Mr. McGlothlin previously served as Secretary and Senior Counsel of Dresser Equipment Group, Inc. and

Assistant Secretary and Senior Counsel of Dresser Industries. Mr. McGlothlin joined Dresser Industries in 1984. Mr. McGlothlin is 46 years old.

     William E. Macaulay is Chairman of the Board of Directors of Dresser, Inc. Mr. Macaulay is the Chairman and Chief Executive Officer of First Reserve Corporation and has been with that firm since 1983. Prior to joining First Reserve in 1983, Mr. Macaulay was a co-founder of Meridien Capital Company, a private equity buyout firm. From 1972 to 1982, Mr. Macaulay was with Oppenheimer & Co., Inc., where he served as Director of Corporate Finance, with responsibility for investing Oppenheimer's capital in private equity transactions, as a General Partner and member of the Management Committee of Oppenheimer & Co., as well as President of Oppenheimer Energy Corporation. Mr. Macaulay is currently a director of Weatherford International, Inc. National Oilwell, Inc., Pride International, Inc., Maverick Tube Corporation and Chicago Bridge & Iron Company N.V. Mr. Macaulay is 57 years old.

     Paul D. Barnett is a Director of Dresser, Inc. Mr. Barnett was one of the founders of and has been a Managing Principal with Odyssey Investment Partners, LLC since 1997. Mr. Barnett was also a Principal in the equity investing group at Odyssey Partners from 1993 to 1997. Prior to joining Odyssey Partners, Mr. Barnett was a Managing Director of Mancuso & Company, a New York-based private equity investor, from 1990 to 1993. From 1984 to 1990, Mr. Barnett was in the corporate finance department of Kidder, Peabody & Co., where he was involved primarily in structured finance, high yield capital markets and merchant banking. Mr. Barnett is 40 years old.

     Bernard J. Duroc-Danner is a Director of Dresser, Inc. Mr. Duroc-Danner currently holds the position of Chairman, President and Chief Executive Officer of Weatherford International, Inc. Prior to Weatherford's merger with EVI, Inc., Mr. Duroc-Danner was the President and Chief Executive Officer of EVI, Inc. In prior years, Mr. Duroc-Danner held positions at Arthur D. Little and Mobil Oil, Inc. (now ExxonMobil). In addition, Mr. Duroc-Danner is a director of Grant Prideco, Inc., Universal Compression Holdings, Inc., Cal Dive International, Inc. and Parker Drilling Company. Mr. Duroc-Danner is 48 years old.

     Ben A. Guill is a Director of Dresser, Inc. Mr. Guill is President of First Reserve Corporation and joined that firm in 1998. Prior to joining First Reserve, Mr. Guill spent 18 years with Simmons & Company International, an investment banking firm, where he served as Managing Director and Co-Head of Investment Banking. Prior to that time he was with Blyth Eastman Dillon & Company. Mr. Guill is a director of National Oilwell, Inc., Superior Energy Services, Inc., TransMontaigne, Inc., Chicago Bridge & Iron Company N.V. and T-3 Energy Services, Inc. Mr. Guill is 51 years old.

     Will Honeybourne is a Director of Dresser, Inc. Mr. Honeybourne is a Managing Director of First Reserve Corporation and joined that firm in 1999. Prior to joining First Reserve, Mr. Honeybourne served as Senior Vice President of Western Atlas International. Prior to that time, he served as President and Chief Executive Officer of Alberta based Computalog. Mr. Honeybourne's earlier career was primarily with Baker Hughes, including positions as Vice President and General Manager at INTEQ and President of EXLOG. Mr. Honeybourne is a director of CiDRA Corporation, CNOOC Limited and several foreign public and private companies. Mr. Honeybourne is 50 years old.

     Muzzafar Mirza is a Director of Dresser, Inc. Mr. Mirza was one of the founders of and has been a Managing Principal with Odyssey Investment Partners, LLC since 1997. Mr. Mirza also was a Principal in the private equity investing group at Odyssey Partners from 1993 to 1997. Prior to joining Odyssey Partners, Mr. Mirza was head of merchant banking at GE Capital Corp., where he was responsible for all the company's cash flow lending and investing. Mr. Mirza spent five years at Marine Midland Bank and was a member of the bank's first LBO finance group. Mr. Mirza is a director of TransDigm Inc. and Velocita Corp. Mr. Mirza is 43 years old.

     Gary L. Rosenthal is a Director of Dresser, Inc. Mr. Rosenthal is co-founder and President of Heaney Rosenthal Inc., a private investment company, a position he has held since October 1994. From July 1998 to September 2000, Mr. Rosenthal also served as Chairman of the Board and Chief Executive Officer of AXIA Incorporated, a diversified manufacturing company, and until May 2001 as President. In prior years, Mr. Rosenthal served as Chairman and then President and Chief Executive Officer of Wheatley TXT Corp., as a Senior Vice President of Cain Chemical Inc., and as a partner in The Sterling Group, Inc., a private equity firm. He currently serves as a director of Oil States International, Inc. Pioneer Companies, Inc., Jackson Products, Inc. and Texas Petrochemicals L.P. Mr. Rosenthal is 52 years old.

     Salvatore Ruggeri's employment with us as Vice President and President, Dresser Flow Control terminated in October, 2001. We are in the process of exploring management alternatives for our flow control segment. Among the alternatives under consideration is a realignment of product lines between our flow control segment and our measurement systems segment.

BOARD COMMITTEES

     Our Board of Directors has an Executive Committee, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Executive Committee may exercise any of the Board's authority between meetings of the Board. The members of the Executive Committee are Mr. Murray, Mr. Macaulay and Mr. Barnett. The Audit Committee recommends the engagement of the independent public accountants; reviews the professional services provided by, and the fees charged by, the independent public accountants; reviews the scope of the internal and external audit; and reviews financial statements and matters pertaining to the audit. The members of the Audit Committee are Mr. Barnett and Mr. Rosenthal. The Compensation Committee is responsible for assuring that the executive officers and other key management are effectively compensated and that compensation is internally equitable and externally competitive. The members of the Compensation Committee are Mr. Guill and Mr. Mirza. The Nominating and Corporate Governance Committee oversees the nomination of candidates for the Board and delegates authority to the various committees of the Board. The members of the Nomination and Governance Corporate Committee are Mr. Macaulay and Mr. Duroc-Danner.

BOARD COMPENSATION

     The members of the Board of Directors of Dresser, Inc. will be reimbursed for their out-of-pocket expenses. In addition, non-employee non-affiliate members of the Board of Directors will be compensated for $5,000 for each Board meeting and $1,000 for each Committee meeting attended by such director. Compensation will be in the form of class A common stock.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the 2001, 2000 and 1999 compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                      --------------------------------------   ------------------------------------
                                                                                      AWARDS             PAYOUTS
                                                                               ---------------------   ------------
                                                                 RESTRICTED    SECURITIES     LTIP      ALL OTHER
                                                                   STOCK       UNDERLYING   PAYOUTS    COMPENSATION
 NAME AND PRINCIPAL POSITION   YEAR   SALARY($)   BONUS(1)($)   AWARDS(2)($)   OPTIONS(#)    (3)($)       (4)($)
-----------------------------  ----   ---------   -----------   ------------   ----------   --------   ------------
Patrick M. Murray............  2001   $476,788    $1,299,617           --       135,000     $258,258     $29,018
  President and                2000    400,000       500,028      584,501            --      121,433       6,652
  Chief Executive Officer      1999    400,000            --           --        45,000           --       6,400

James A. Nattier.............  2001    206,583       536,342           --        50,000           --       8,970
  Executive Vice President     2000    163,350       201,563       59,438            --       36,607       7,657
                               1999    148,811            --           --        16,500           --       2,711

Albert G. Luke(6)............  2001    254,382       728,097           --        36,000           --      13,190
  President,                   2000    242,468       303,089       79,250            --           --          --
  Dresser IDR Division         1999    224,500            --      197,500        31,500           --          --

William E. O'Connor..........  2001    221,886       726,194           --        36,000           --      30,103
  President,                   2000    213,885       267,360       79,250            --       90,592       6,800
  Dresser Waukesha Division    1999    203,700            --      197,500        10,200           --       6,400

                                               ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                      --------------------------------------   ------------------------------------
                                                                                      AWARDS             PAYOUTS
                                                                               ---------------------   ------------
                                                                 RESTRICTED    SECURITIES     LTIP      ALL OTHER
                                                                   STOCK       UNDERLYING   PAYOUTS    COMPENSATION
 NAME AND PRINCIPAL POSITION   YEAR   SALARY($)   BONUS(1)($)   AWARDS(2)($)   OPTIONS(#)    (3)($)       (4)($)
-----------------------------  ----   ---------   -----------   ------------   ----------   --------   ------------
John P. Ryan.................  2001    203,280       632,994           --        36,000           --      17,341
  President                    2000    203,280       253,595       59,438            --       59,916       6,533
  Dresser Wayne Division       1999    176,000            --      197,500        22,200           --       6,400

Salvatore Ruggeri(5).........  2001    199,211       657,714           --        12,000           --          --
  President                    2000    217,135       259,032       79,250            --      110,915          --
  Dresser Valve Division       1999    254,234            --      197,500        18,000           --          --

------------
(1) Bonuses with respect to 2001 includes a sales and retention bonus associated with the sale of DEG; a Halliburton business performance incentive paid for in the first quarter of 2001, and a Dresser business performance incentive for the final nine months. Bonuses reported with respect to 2000 were paid pursuant to Halliburton Company's incentive bonus plan in February 2001 based on financial performance in 2000. The reported 2000 bonuses were paid in restricted stock of Halliburton at a value of $43.1505 per share when awarded in 2001.

(2) In connection with the recapitalization transaction, we have agreed to assume the value of Halliburton's liability with respect to cash payments for the value of Halliburton restricted stock held by Messrs. Murray, Nattier, O'Connor, and Ryan as to which the restrictions had not lapsed as of April 10, 2001. See "-- Treatment of Halliburton Restricted Stock" below.

(3) Payouts were made under Performance Stock Unit Plans, Incentive Stock Unit Plans and the Long Term Performance Incentive Plan of Baroid Corporation in 2001 and 2000 based on plan cycles partially applicable to prior years.

(4) Amounts in this column for 2001 represent company match on qualified and nonqualified plans; pension plan equalization award, patent award, tax preparation fees, and premiums paid for executive life insurance. Amounts for 2000 and 1999 represent matching contributions paid under Halliburton 401(k) plans.

(5) Mr. Ruggeri's compensation was paid in Italian lira, which has been converted to U.S. dollars at a rate of 2,149.9778 lira per $1.00 for 2001 stated compensation. For previous years, appropriate exchange rates from these time periods were utilized. Mr. Ruggeri's employment with us terminated on October 26, 2001. Mr. Ruggeri's compensation in 2001 does not include amounts payable pursuant to the severance agreement entered into at the time of his termination of employment.

(6) Mr. Luke's employment with us terminated on February 28, 2002.

OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                           POTENTIAL      REALIZABLE
                                          PERCENTAGE OF                                     ASSUMED      ANNUAL RATES
                                          TOTAL OPTIONS                                     RATES OF     STOCK OPTION
                        # OF SECURITIES     GRANTED TO     EXERCISE OR                    APPRECIATION     TERM(2)
                          UNDERLYING       EMPLOYEES IN    BASE PRICE      EXPIRATION     ------------   ------------
NAME                    OPTIONS GRANTED   FISCAL YEAR(1)     ($/SH)           DATE             5%            10%
----                    ---------------   --------------   -----------   --------------   ------------   ------------
Patrick M. Murray.....      135,000            21.0%         $40.00      April 11, 2011    $3,396,031     $8,606,209
James A. Nattier......       50,000             7.8%         $40.00      April 11, 2011    $1,257,789     $3,187,485
Albert G. Luke........       36,000             5.6%         $40.00      April 11, 2011    $  905,608     $2,294,989
William E. O'Connor...       36,000             5.6%         $40.00      April 11, 2011    $  905,608     $2,294,989
John P. Ryan..........       36,000             5.6%         $40.00      April 11, 2011    $  905,608     $2,294,989
Salvatore Ruggeri.....       12,000             1.9%         $40.00      April 11, 2011    $  301,869     $  764,996

------------
(1) Options to purchase a total of 642,000 shares of common stock were granted to employees in 2001, of which 618,000 remain outstanding as of December 31, 2001.

(2) The amounts under the columns labeled "5%" and "10%" are included by Dresser pursuant to certain rules promulgated by the Securities and Exchange Commission (the "Commission") and are not intended to forecast future appreciation, if any, in the price of the common stock. Such amounts are based on the assumption that the named person holds the options for the full term of the options. The actual value of the options will vary in accordance with the value of the common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table shows aggregate exercises of options to purchase Dresser, Inc. common stock in the fiscal year ended December 31, 2001 by the executive officers named in the Summary Compensation Table.

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                       OPTIONS AT FISCAL             IN-THE-MONEY OPTIONS AT
                           SHARES       VALUE          YEAR-END (SHARES)              FISCAL YEAR-END($)(2)
                         ACQUIRED ON   REALIZED   ---------------------------   ---------------------------------
NAME                     EXERCISE(#)    ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE(3)   UNEXERCISABLE(3)
----                     -----------   --------   -----------   -------------   --------------   ----------------
Patrick M. Murray......      --          --           --           135,000           --                --
James A. Nattier.......      --          --           --            50,000           --                --
Albert G. Luke.........      --          --           --            36,000           --                --
William E. O'Connor....      --          --           --            36,000           --                --
John P. Ryan...........      --          --           --            36,000           --                --
Salvatore Ruggeri......      --          --           --            12,000           --                --

------------
(1) Values are determined by aggregating, for each option exercise in 2001, the amount calculated by multiplying (i) an amount calculated by subtracting the exercise price paid for each such exercise from the closing price of the common stock as of the date of such exercise by (ii) the number of shares acquired upon such exercise.

(2) Based upon a price per common share of $40.00 on December 31, 2001.

(3) None of the options are in the money.

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with each of the executive officers named in the Summary Compensation Table. These agreements became effective as of April 10, 2001. Each of the employment agreements provides generally:

      -- The annual base salary, which may be increased by our Board of Directors in its discretion for each of the executive officers named in the Summary Compensation Table, is as follows:

Patrick M. Murray...........................................  $500,000
James A. Nattier............................................   220,000
Albert G. Luke..............................................   255,000
William E. O'Connor.........................................   225,000
John P. Ryan................................................   214,000

      -- Each executive officer is entitled to participate in our annual incentive plan and in our various other employee benefit plans and arrangements that are applicable to senior officers.

      -- If an executive officer is terminated without "cause", or if he resigns for "good reason" (each as defined in the respective employment agreements), he is entitled to receive his incentive bonus and annual base salary for 24 months and to continue coverage under our medical, dental and life insurance programs for 18 months on the same basis as he was entitled to participate prior to his termination. In addition, all unvested options, other than performance based options, will become immediately vested upon the date of such termination and the restrictions will lapse on previously awarded shares of restricted stock.

      -- Each executive officer has agreed not to compete with us during the term of his employment and for one year following termination of his employment.

     Mr. Murray's employment agreement is substantially identical to the other agreements described above, although it differs in the following respects:

      -- If he is terminated without cause, he is entitled to receive his incentive bonus and annual base salary for 36 months.

      -- He has agreed not to compete with us for two years following termination of his employment.

     We have also entered into severance agreements with approximately 29 of our executives, not including the 11 executive officers with whom we have signed employment agreements. Generally, the severance agreements provide that if the executive's employment is terminated under certain circumstances described in the agreements within two years after the completion of the recapitalization transaction, the executive is entitled to receive various benefits, including the following:

      -- Cash payments equal to 100% of the executive's then current base salary;

      -- the executive's full prior year bonus, if not already paid, and the executive's targeted bonus for the year in which the termination occurs; and

      -- continuation of basic medical, dental, life and disability insurance for six months.

     Additionally, each executive has agreed not to compete with us during the six month period following a termination of the executive's employment, if it occurs within the period during which benefits are payable under the severance agreements.

STOCK PLAN

     We adopted the Dresser, Inc. 2001 Stock Incentive Plan effective as of April 10, 2001. This stock plan permits the grant of a variety of equity based compensation awards, including non-qualified stock options, incentive stock options, restricted stock awards, phantom stock, stock appreciation rights and other rights with respect to our common stock. Common stock shares of 710,101 (which may be either Class A common stock, par value $0.001, or Class B common stock, par value $0.001) are issuable under the stock plan (subject to adjustment for events such as stock dividends, stock splits, recapitalizations, mergers and reorganizations). Our employees, consultants and directors are eligible to receive awards under the stock plan.

     We granted options to purchase common stock to certain management employees, including the executives named in the management table. The per share exercise price of each such option is anticipated to be 100% of the fair market value of shares of common stock as of the date of grant. The options shall generally have one of the following three vesting schedules.

      -- Certain options will vest 20% on the first anniversary of the date of the grant and 1/48 of the remaining 80% per month for each month thereafter until the option is fully vested. Vesting of these options will accelerate if the employee leaves for good reason, is terminated by us without cause, dies or suffers a permanent disability.

      -- Other options will vest, if at all, if our majority shareholder realizes a 35% annualized internal rate of return on their initial investment in us and is able to liquidate their initial investment in us at a price equal to at least 450% of the price paid for their initial investment (as adjusted for stock splits and other recapitalizations).

      -- The final group of options will vest if the employee is still employed after nine and one-half years, but vesting will accelerate if we achieve predetermined financial performance milestones. The vesting of these options will also be accelerated if the options discussed in the preceding paragraph vest.

     If the employee retires, is terminated for cause, or resigns (without good reason) then the option is immediately terminated with respect to all unvested shares, and with respect to all vested shares is terminated at the end of the later of: (i) 60 days, or (ii) the minimum time period the employee has to cause us to repurchase the vested shares at fair market value under the terms of his or her employment agreement and the investor rights agreement. See "--Certain Relationships and Related Party Transactions."

     Certain terms of options which may be granted to our non-employee directors are set forth in the stock plan. In particular, the stock plan contains a maximum limit on the number of options that may be granted to an independent director in any year. In addition, each non-employee director option will generally have a per share exercise price equal to the fair market value per share of common stock as of the date of grant and will generally vest upon the occurrence of certain corporate transactions.

     Shares of common stock purchased or acquired under the stock plan are generally subject to restrictions on transfer, repurchase rights, and other limitations set forth in the investor rights agreement (or in an option agreement, stockholders' agreement or other similar agreement that we may enter into with the stock plan participant).

2001 MANAGEMENT EMPLOYEE EQUITY PURCHASE PLAN

     In connection with the consummation of the recapitalization transaction, we have adopted the new 2001 Management Employee Equity Purchase Plan effective as of April 10, 2001. The new equity purchase plan provides for certain of our employees, directors and consultants to purchase shares of common stock. Up to 87,500 shares of our Class A common stock, par value $.001, and up to 762,523 shares of our Class B common stock, par value $0.001, may be purchased under the plan.

     Our board of directors (or a committee of the board authorized to administer the plan) will authorize certain of our employees, directors and consultants to purchase common stock under the plan. Each purchaser will enter into a subscription agreement, which will set forth certain terms related to the purchase and sale of shares of common stock, including the number of shares of common stock that a purchaser elects to purchase, the date on which such purchase will take place and the purchase price per share of common stock.

     Each purchaser will also enter into an investor rights agreement upon the purchase of common stock under the plan, which will set forth certain terms and conditions relating to the resale of the common stock, including restrictions on a participant's transfer of the common stock to third parties, rules relating to our repurchase of the common stock following a participant's termination of employment, and terms of a participant's inclusion in sales of common stock to third parties. See "--Certain Relationships and Related Party Transactions."

     The per share purchase price for such shares will be $40.00, which equaled fair market value on the date of the transaction. The $40.00 per share strike price was determined by dividing total equity value by the number of shares to be issued. The number of shares that each employee will be eligible to purchase will be between 625 and 25,000, subject to the overall limitation on the number of shares that may be purchased under the plan.

DEFERRED COMPENSATION PLANS

     We adopted the Dresser, Inc. Senior Executives' Deferred Compensation Plan, the Dresser, Inc. Management Deferred Compensation Plan, and the Dresser, Inc. Short Term Deferred Compensation Plan and the Dresser, Inc. Elective Deferral Plan effective as of April 10, 2001. The new deferred compensation plans are not tax qualified retirement plans. The new deferred compensation plans allow certain of our employees to elect to defer salary or other compensation. In connection with the establishment of such plans, liabilities from certain Halliburton deferred compensation plans and supplemental executive retirement plans and certain existing Dresser deferred compensation plans have been transferred to the newly established plans. In addition, certain of our employees who were eligible to receive retention bonuses, cash payments pursuant to Halliburton restricted stock, or other payments from Halliburton elected, in advance to defer the receipt of such payments under the new deferred compensation plans. Amounts deferred under the new deferred compensation plans shall be general liabilities of Dresser and shall be represented by bookkeeping accounts maintained on behalf of the participants. Participants will generally be able to elect to have such accounts deemed to be invested either in units which are valued based upon the value of our common stock or in an interest bearing account. Distributions shall generally be made from the new deferred compensation plans to a participant over time following his or her retirement or other termination of employment.

     In addition to establishing the new deferred compensation plans, we adopted the Dresser, Inc. ERISA Excess Benefit Plan, the Dresser, Inc. Senior Executives' Excess Plan and the Dresser, Inc. Elective Deferral Plan effective as of April 10, 2001 for the benefit of certain of our employees. These plans provide accruals to certain highly paid employees based on the benefits those employees would have received under our retirement plans, except for certain Internal Revenue Code limitations.

RETIREMENT PLANS

     In connection with the recapitalization transaction, we adopted, as of April 10, 2001, the Dresser, Inc. Consolidated Salaried Retirement Plan (the "Pension Plan"). The purpose of the Pension Plan is to preserve accrued benefits made available to certain of our employees under the Dresser Industries, Inc. Consolidated Salaried Retirement Plan, which was frozen to new participants and benefit accruals on May 31, 1995. The Pension Plan generally provides a benefit equal to a certain percentage of final average earnings, adjusted to reflect, among other things, variations among participants in social security benefits, credited service, retirement dates, and participation in other defined benefit pension plans.

     We adopted, as of April 10, 2001, the Dresser, Inc. Retirement and Savings Plan (the "401(k)" Plan), which is intended to be the primary plan to provide retirement benefits to our participating employees. The 401(k) Plan provides a dollar of company matching contributions for every dollar of employee contributions up to a maximum of 4% of the "compensation" any employee elects to defer. "Compensation" for this purpose was limited to $170,000 in 2001 by Internal Revenue Code Section 401(a)(17). In connection with the recapitalization transaction, we have agreed to make additional contributions to the 401(k) Plan. Such additional contributions mirror contributions made to certain of our employees under the Halliburton Retirement and Savings Plan, and are intended to make up for benefits lost pursuant to the freezing of the Dresser Industries, Inc. Consolidated Salaried Retirement Plan, as described above.

TREATMENT OF HALLIBURTON OPTIONS

     We have not agreed to assume, replace, roll-over, or otherwise reimburse our employees for any options to purchase Halliburton stock that they held prior to the recapitalization transaction. Accordingly, any such options outstanding as of April 10, 2001 will remain outstanding until they expire according to the terms of the Halliburton option plans and option agreements governing such options. As discussed in more detail above, we provided certain employees with options to purchase our stock under a new stock incentive plan, which we have adopted in accordance with the recapitalization transaction. No options to purchase Halliburton stock were granted to any of the executive officers named in the Summary Compensation Table during the fiscal years ended December 31, 2000 and December 31, 2001.

TREATMENT OF HALLIBURTON RESTRICTED STOCK

     In connection with the recapitalization transaction, we agreed to assume the value of Halliburton's liability for certain individuals with respect to cash payments for the value of Halliburton's restricted stock as to which the restrictions had not lapsed as of April 10, 2001. Certain of our employees, including Messrs. Murray, Nattier, O'Connor, and Ryan, have elected to roll over these cash payments into new deferred compensation arrangements which we have adopted in accordance with the recapitalization transaction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common shares immediately following the recapitalization transaction with respect to each Person who is a beneficial owner of more than 5% of our outstanding common stock and beneficial ownership of our common stock by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group:

     To calculate a shareholder's percentage of beneficial ownership, we must include in the numerator and denominator those shares underlying certain of the options beneficially owned by that shareholder. Options held by other shareholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our shareholders may differ.

                                                          # OF COMMON      % OF CLASS OF
NAME AND ADDRESS OF BENEFICIAL OWNER                        SHARES       SHARES OUTSTANDING
------------------------------------                      -----------    ------------------
DEG Acquisitions, LLC(1)................................   9,700,000              92.5
  c/o First Reserve Corporation
     411 West Putnam
     Suite 109
     Greenwich, CT 06830

Dresser Industries, Inc.................................     537,408               5.1
  c/o Halliburton Company
  4100 Clinton Drive P.O. Box 3
  Houston, TX 77020-6299

Patrick M. Murray.......................................           *                 *
James A. Nattier........................................           *                 *
Albert G. Luke..........................................           *                 *
William E. O'Connor.....................................           *                 *
Salvatore Ruggeri.......................................           *                 *
John P. Ryan............................................           *                 *
Frank P. Pittman........................................           *                 *
Dale B. Mikus...........................................           *                 *
James F. Riegler........................................           *                 *
Richard T. Kerman.......................................           *                 *
Stanley E. McGlothin....................................           *                 *
William E. Macaulay.....................................           *                 *
Paul D. Barnett.........................................           *                 *
Bernard J. Duroc-Danner.................................           *                 *
Ben A. Guill............................................           *                 *
Will Honeybourne........................................           *                 *
Muzzafar Mirza..........................................           *                 *
Gary L. Rosenthal.......................................           *                 *
All directors and executive officers as a Group (18
  persons)..............................................           *                 *

------------
 * Signifies less than 1%. Also, does not include shares held by DEG Acquisitions, LLC, which could be attributed to certain of these individuals.

(1) 75% of the equity interests in DEG Acquisitions, LLC are held by First Reserve Corporation and its affiliates and co-investors, and 25% are held by Odyssey Investment Partners, LLC and its affiliates and co-investors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

TRADEMARK ASSIGNMENT AND LICENSE AGREEMENT

     Pursuant to agreements with Halliburton, we own all right, title and interest in and to the marks "Dresser" and "Dresser and Design" and other trademarks and servicemarks in the U.S. and in various jurisdictions throughout the world. We have granted back to Halliburton a non-exclusive license to use these marks during a transition period of up to three years while various Halliburton entities are re-named or liquidated. We have also granted back to Halliburton a perpetual, exclusive license to use the name "Dresser Industries" provided the name is not used in connection with raising capital, or the sale, promotion, design or manufacture of goods or services that would create market confusion affecting Dresser. We also granted to Halliburton the use of the name "Dresser Industries, Inc." for use as a holding company name. In addition, we have agreed not to use the Dresser name for seven years in certain businesses where Halliburton operates, or to directly compete with Halliburton for three years.

SPONSOR RIGHTS AGREEMENT

     The Sponsor Rights Agreement, among affiliates of First Reserve and Odyssey who hold all of the equity interests in DEG Acquisitions, LLC, which in turn holds 92.5% of our equity, provides that there will be a board of directors of DEG Acquisitions consisting of nine directors, five of whom will be designated by First Reserve, two of whom will be designated by Odyssey and two of whom will be members of our management. The Sponsor Rights Agreement also provides that unless at least one director nominated by each of First Reserve and Odyssey agrees, the board will be prohibited from allowing us to take certain actions including incurring certain indebtedness, consummating certain acquisitions or asset dispositions, and making certain changes in our management. The Sponsor Rights Agreement also contains other customary provisions, including registration rights.

TAX SHARING AGREEMENT

     Pursuant to a tax sharing agreement between us and DEG Acquisitions, LLC,
(a) DEG Acquisitions will file consolidated, combined or unitary federal, state, local and foreign income tax returns on behalf of itself and its subsidiaries, including us, to the extent it is permitted to do so under the relevant law, and
(ii) we are obligated to pay to DEG Acquisitions a portion of the total income tax liability of DEG Acquisitions and its subsidiaries, in an amount equal to the excess of (a) the relevant income tax liability of DEG Acquisitions and its subsidiaries for a taxable period over (b) the corresponding consolidated, combined or unitary income tax liability of DEG Acquisitions and its subsidiaries that DEG Acquisitions would have incurred if we and our subsidiaries had not been subsidiaries of DEG Acquisitions.

INVESTOR RIGHTS AGREEMENT

     In April 2001, we entered into an Investor Rights Agreement with DEG Acquisitions, LLC, Halliburton and certain members of our management who are also shareholders. Material provisions of that agreement that relate to us are as follows:

          Registration Rights. Under the terms of the Investor Rights Agreement, we have agreed to register the shares of our common stock owned by DEG Acquisitions, LLC, Halliburton and those members of our management who are parties to the agreement under the following circumstances:

         -- Demand Rights. Upon written request from DEG Acquisitions, LLC or Halliburton, we will register shares of common stock specified in such request for resale under an appropriate registration statement filed and declared effective by the SEC. No demand may be made until 180 days after our initial public offering. DEG Acquisitions, LLC is entitled to six such requests, and Halliburton is entitled to one such request. We may defer a demand for registration by 90 days if our Board of Directors deems it to be materially detrimental for us to file a registration statement. We may only make such a deferral twice in any 12-month period.

         -- Piggyback Rights. If at any time we file a registration statement for the purposes of making a public offering of our common stock, or register outstanding shares of common stock for resale on behalf of any holder of our common stock, the other parties to the Investor Rights Agreement may elect to include in such registration any shares of common stock such person holds. If the offering is an underwritten offering, the managing underwriter may exclude all or a part of the shares if market factors dictate.

         -- Lockup. In consideration of these registration rights, DEG Acquisitions, LLC, Halliburton and the members of management who are parties to the agreement have agreed not to sell shares of common stock for a period of 90 days following any exercise of the registration rights.

         -- Termination. Our obligations to register the shares of common stock of any of these stockholders terminates with respect to such stockholder on the date on which all remaining shares of common stock can be sold in any single transaction in reliance on Rule 144 of the Securities Act.

          Right of First Offer. Until the closing of our initial public offering, if Halliburton desires to sell any of its shares of us to a third party, then it must give us a notice of such intent to sell and an opportunity to buy those shares on the same terms as were offered to the third party. If we do not decide to purchase such shares, Halliburton must give the same notice and opportunity to buy the shares to DEG Acquisitions, LLC and those members of management who are parties to the agreement.

          Repurchase of Employee Shares. If a member of management who is a party to this agreement leaves for good reason, is terminated by us without cause, dies or suffers a permanent disability, then such employee will, pursuant to a right granted in the employee's employment agreement, be permitted to cause us to repurchase their vested shares that they have held for at least six months at fair market value. If an employee retires, is terminated for cause, or resigns (without good reason), or leaves for the reasons enumerated in the prior sentence but fails to "put" their shares to us for repurchase, then we will have the right to repurchase their shares at fair market value (with a discount for minority ownership in the case of a retirement, termination by us for cause, or resignation without good reason).

          Corporate Opportunity. The Investor Rights Agreement includes an acknowledgment by us and our stockholders that our stockholders and their affiliates may engage in other businesses that compete with ours.

THE ENTECH ACQUISITION

     In the second quarter of 2001, we completed the acquisition of Entech Industries, Inc., a valve manufacturer with operations based in four west European countries, for approximately $74.4 million. The acquisition was valued at approximately $70.0 million not including approximately $4.4 million in incremental costs. Entech consists of five business units engaged in the design, manufacture and distribution of valves engineered for the oil & gas production and transmission, petrochemical and power industries. The Entech business lines were merged into our flow control segment. Entech was acquired from an affiliate of First Reserve Corporation.

TRANSITION AGREEMENTS

     On April 10, 2001, Halliburton executed a transition services agreement with us whereby Halliburton provided us with certain transition services at its cost, which we believe did not exceed the fair market value of those services. This transition services agreement has expired. The services covered by this agreement included certain human resources and employee benefit administration services, certain information technology services and certain real estate support services at facilities that we shared with Halliburton.

     Certain of the foreign operations that we acquired pursuant to the recapitalization transaction are located in jurisdictions where governmental consents are required for the transfer of ownership and were not obtained by the time of closing of the recapitalization transaction. Pursuant to a closing agreement and waiver executed on April 10, 2001, Halliburton has agreed to operate these entities for our benefit and to effect the transfer as soon as practicable. In the event that Halliburton cannot effect the transfer of these entities within one year, the purchase price for our foreign subsidiaries will be adjusted accordingly. The operations in these jurisdictions are not material to our financial condition or results of operations taken as a whole. In addition, Halliburton has agreed to operate certain foreign facilities for our benefit until the leases related to these facilities can be assigned to us. These facilities are not, individually or in the aggregate, material to our financial condition or results of operations taken as a whole.

LEASE AGREEMENT

     Pursuant to a lease agreement with Halliburton Energy Services, Inc. that expired on February 28, 2002, we leased approximately 76,000 square feet of office space in Houston, Texas to Halliburton for a period of twelve months.

TRANSACTION FEES

     First Reserve and Odyssey did not engage any investment banking firm in connection with the recapitalization transaction and received a $30.4 million fee for their assistance in evaluating, structuring and facilitating these transactions. Additionally, they were reimbursed for all reasonable out-of-pocket expenses incurred in connection with the transactions and will be reimbursed for reasonable expenses incurred in connection with the ongoing ownership and management of Dresser.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

     (a) The index to the audited financial statements and the financial statement schedules is included on page F-1 of this report. The financial statements included herein at pages F-1 through F-38:

          Schedule II--Valuation and Qualifying Accounts

          All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and therefore have been omitted.

     (b)  Reports on Form 8-K for the quarter ended December 31, 2001

          None.

     (c)  Exhibits

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
(1)3.1    Amended and Restated Certificate of Incorporation of
          Dresser, Inc., filed on April 9, 2001.
(1)3.2    Certificate of Incorporation of Dresser International, Inc.,
          filed February 16, 2001.
(1)3.3    Certificate of Incorporation of DMD Russia, Inc., filed on
          February 8, 1996.
(1)3.4    Certificate of Amendment to Certificate of Incorporation of
          DMD Russia, Inc., filed on October 16, 1997.
(1)3.5    Certificate of Amendment to Certificate of Incorporation of
          DMD Russia, Inc., filed on June 20, 2000.
(1)3.6    Certificate of Incorporation of Dresser RE, Inc., filed on
          March 22, 2001.
(1)3.7    Amended and Restated Bylaws of Dresser, Inc.
(1)3.8    Bylaws of Dresser International, Inc.
(1)3.9    Bylaws of Dresser RE, Inc.
(1)3.10   Bylaws of DMD Russia, Inc.
(1)4.1    The indenture dated as of April 10, 2001 among Dresser,
          Inc., the Guarantors named therein and State Street Bank and
          Trust Company, as trustee, relating to the 9 3/8% Senior
          Subordinated Notes due 2011.
(1)4.2    Specimen Certificate of 9 3/8% Senior Subordinated Notes due
          2011.
(1)4.3    Specimen Certificate of 9 3/8% Senior Subordinated Exchange
          Notes due 2011.
(1)4.4    Registration Rights Agreement dated April 10, 2001 among
          Dresser, Inc., the Guarantors and Morgan Stanley & Co.
          Incorporated, Credit Suisse First Boston Corporation and UBS
          Warburg LLC.

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
(1)4.5    Credit Agreement dated as of April 10, 2001 among Dresser,
          Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro
          Borrower, DEG Issuing Bank and Swing Line Bank, and Morgan
          Stanley & Co. Incorporated, as Collateral Agent, Morgan
          Stanley Senior Funding, Inc., as Administrative Agent,
          Credit Suisse First Boston, Cayman Islands Branch, as
          Syndication Agent, Morgan Stanley Senior Funding, Inc. and
          Credit Suisse First Boston, as Joint Lead Arrangers, and UBS
          Warburg LLC and General Electric Capital Corporation, as Co-
          Documentation Agents.
(1)10.1   Amended and Restated Agreement and Plan of Recapitalization
          dated as of April 10, 2001 among Halliburton Company and DEG
          Acquisitions, LLC.
(1)10.2   Sponsor Rights Agreement dated April 10, 2001 by and among
          Dresser, Inc., DEG Acquisitions, LLC, First Reserve Fund
          VIII, LP, First Reserve Fund IX, L.P. Odyssey Investment
          Partners Fund, LP, Odyssey Coinvestors, LLC and DI
          Coinvestment, LLC.
(1)10.3   Investor Rights Agreement dated April 10, 2001 by and among
          Dresser, Inc., DEG Acquisitions, LLC, Dresser Industries,
          Inc., and certain employees of the Company.
(1)10.4   Trademark Assignment and License Agreement dated April 10,
          2001 by and between Halliburton Company and Dresser, Inc.
(1)10.5   Trademark License Agreement dated April 10, 2001 by and
          between Halliburton Company and Dresser, Inc.
(1)10.6   Income Tax Sharing Agreement dated April 10, 2001 by and
          between DEG Acquisitions, LLC and Dresser, Inc.
(1)10.7   Dresser, Inc. 2001 Stock Incentive Plan
(1)10.8   Dresser, Inc. 2001 Management Equity Purchase Plan
(1)10.9   Dresser, Inc. Senior Executives' Deferred Compensation Plan
(1)10.10  Dresser, Inc. Management Deferred Compensation Plan
(1)10.11  Dresser, Inc. ERISA Excess Benefit Plan
(2)10.12  Dresser, Inc. Supplemental Executive Retirement Plan
(2)10.13  Dresser, Inc. Short Term Deferred Compensation Plan
(2)10.14  Dresser, Inc. Executive Life Insurance Agreement
(2)10.15  Executive Employment agreement dated January 29, 2001 between Dresser and Patrick M. Murray.
(2)10.16  Executive Employment agreement dated January 29, 2001 between Dresser and Albert G. Luke.
(2)10.17  Executive Employment agreement dated January 29, 2001 between Dresser and William E. O'Connor.
(2)10.18  Executive Employment agreement dated January 29, 2001 between Dresser and John P. Ryan.
*10.19    Executive Employment agreement, dated January 29, 2001
          between Dresser and James A. Nattier.
 *12.1    Statement of Computation of Ratio of Earnings to Fixed
          Charges.
 *21.1    List of Subsidiaries

------------
* Filed herewith

(1) Filed previously as an exhibit to our Registration Statement on Form S-4, dated May 11, 2001 as amended (file No. 333-60778), and incorporated by reference here in.

(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001 filed November 14, 2001, and incorporated herein by reference.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated: March 19, 2002

                                          DRESSER, INC.

                                          By:     /s/ PATRICK M. MURRAY
                                            ------------------------------------
                                                     Patrick M. Murray
                                             President, Chief Executive Officer
                                                         and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ PATRICK M. MURRAY              President, Chief Executive Officer and  March 19, 2002
---------------------------------------------  Director
              Patrick M. Murray

            /s/ JAMES A. NATTIER               Executive Vice President, Chief         March 19, 2002
---------------------------------------------  Financial Officer and Director
              James A. Nattier

              /s/ DALE B. MIKUS                Vice President, Finance, Chief          March 19, 2002
---------------------------------------------  Accounting Officer
                Dale B. Mikus

                                               Chairman of the Board of Directors
---------------------------------------------
             William E. Macaulay

             /s/ PAUL D. BARNETT               Director                                March 19, 2002
---------------------------------------------
               Paul D. Barnett

         /s/ BERNARD J. DUROC-DANNER           Director                                March 19, 2002
---------------------------------------------
           Bernard J. Duroc-Danner

              /s/ BEN A. GUILL                 Director                                March 19, 2002
---------------------------------------------
                Ben A. Guill

            /s/ WILL HONEYBOURNE               Director                                March 19, 2002
---------------------------------------------
              Will Honeybourne

             /s/ MUZZAFAR MIRZA                Director                                March 19, 2002
---------------------------------------------
               Muzzafar Mirza

            /s/ GARY L. ROSENTHAL              Director                                March 19, 2002
---------------------------------------------
              Gary L. Rosenthal

                                 DRESSER, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
DRESSER, INC.:
  Report of Independent Public Accountants--Arthur Andersen
     LLP....................................................   F-2
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................   F-4
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 2001, 2000 and 1999...   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................   F-6
  Notes to the Consolidated Financial Statements............   F-7
  Report of Independent Public Accountants on Financial
     Statement Schedule.....................................  F-37
  Financial Statement Schedules:
     Schedule II--Valuation and Qualifying Accounts.........  II-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Dresser, Inc.:

     We have audited the accompanying consolidated balance sheets of Dresser, Inc. (the "Company" or "Dresser") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dresser as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
  February 28, 2002

                                 DRESSER, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $   97.2        $   19.7
  Receivables, less allowance for doubtful accounts of $5.4
     for 2001 and 2000......................................       316.2           286.1
  Inventories, net..........................................       328.3           254.6
  Other current assets......................................        10.4            11.5
                                                                --------        --------
          TOTAL CURRENT ASSETS..............................       752.1           571.9
Property, plant and equipment, net..........................       235.9           231.1
Investments in unconsolidated subsidiaries..................         4.8             2.7
Long-term receivables and other assets......................        86.8            13.3
Deferred tax assets.........................................        95.6              --
Intangibles, net............................................       414.5           258.1
                                                                --------        --------
          TOTAL ASSETS......................................    $1,589.7        $1,077.1
                                                                ========        ========
                      LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts and notes payable................................    $  245.3        $  143.6
  Contract advances.........................................        10.5            15.1
  Accrued expenses..........................................       137.2           127.1
                                                                --------        --------
          TOTAL CURRENT LIABILITIES.........................       393.0           285.8
Pension and other retiree benefits..........................       214.3           197.8
Long-term debt..............................................     1,000.0             0.2
Other liabilities...........................................        26.0            30.7
                                                                --------        --------
Commitments and contingencies
          TOTAL LIABILITIES.................................     1,633.3           514.5
SHAREHOLDERS' (DEFICIT) EQUITY:
  Common stock, $0.001 par value; issued and outstanding at
     December 31, 2001: class A--10,488,222, class
     B--909,486
  Divisional Equity.........................................          --           581.8
  Shareholders' (deficit) equity, net.......................       (11.0)             --
  Accumulated other comprehensive loss......................       (32.6)          (19.2)
                                                                --------        --------
          TOTAL SHAREHOLDERS' (DEFICIT) EQUITY..............       (43.6)          562.6
                                                                --------        --------
          TOTAL LIABILITIES AND SHAREHOLDERS'(DEFICIT)
            EQUITY..........................................    $1,589.7        $1,077.1
                                                                ========        ========

The accompanying notes are an integral part of these financial statements.

                                 DRESSER, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
Revenues....................................................  $1,545.8    $1,408.5    $1,432.6
Cost of revenues............................................   1,075.2       963.3       993.7
                                                              --------    --------    --------
     Gross profit...........................................     470.6       445.2       438.9
Selling, engineering, administrative and general expenses...     303.9       274.7       293.9
                                                              --------    --------    --------
Operating income............................................     166.7       170.5       145.0
Interest expense............................................     (68.7)       (2.7)       (1.8)
Other income................................................       1.5         9.1         2.9
                                                              --------    --------    --------
Income before taxes.........................................      99.5       176.9       146.1
Income taxes................................................     (42.7)      (68.1)      (56.2)
                                                              --------    --------    --------
Net income..................................................  $   56.8    $  108.8    $   89.9
                                                              ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                                 DRESSER, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                      COMMON STOCK
                         --------------------------------------                                            ACCUMULATED
                          CLASS A              CLASS B            ADDITIONAL                                  OTHER
                           NUMBER      PAR     NUMBER      PAR     PAID IN     DIVISIONAL   ACCUMULATED   COMPREHENSIVE
                         OF SHARES    VALUE   OF SHARES   VALUE    CAPITAL       EQUITY       DEFICIT     INCOME (LOSS)    TOTAL
                         ----------   -----   ---------   -----   ----------   ----------   -----------   -------------   -------
Balance as of December
  31, 1998.............         --     $            --     $--      $   --      $ 562.8       $    --        $(26.1)      $ 536.7
Intercompany activity,
  net..................         --                  --     --           --        (99.1)           --            --         (99.1)
Foreign currency
  translation
  adjustment...........         --                  --     --           --           --            --          14.5          14.5
Net income.............         --                  --     --           --         89.9            --            --          89.9
                         ----------    --      -------     --       ------      -------       -------        ------       -------
  Comprehensive
    income.............                                                                                                     104.4
                         ----------    --      -------     --       ------      -------       -------        ------       -------
Balance as of December
  31, 1999.............         --                  --     --           --        553.6            --         (11.6)        542.0
Intercompany activity,
  net..................         --                  --     --           --        (80.6)           --            --         (80.6)
Foreign currency
  translation
  adjustment...........         --                  --     --           --           --            --          (7.6)         (7.6)
Net income.............         --                  --     --           --        108.8            --            --         108.8
                         ----------    --      -------     --       ------      -------       -------        ------       -------
    Comprehensive
      income...........                                                                                                     101.2
                         ----------    --      -------     --       ------      -------       -------        ------       -------
Balance as of December
  31, 2000.............         --     --           --     --           --        581.8            --         (19.2)        562.6
Recapitalization
  transaction..........  10,237,408    --      300,000     --        421.5       (581.8)       (523.7)           --        (684.0)
Issuance of shares for
  acquisitions.........    171,756     --      490,744     --         26.5           --            --            --          26.5
Issuance of shares to
  employees and
  directors, net.......     79,058     --      118,742     --          7.9           --            --            --           7.9
Foreign currency
  translation
  adjustment...........         --     --           --     --           --           --            --         (10.9)        (10.9)
Unrealized loss on
  derivatives..........         --     --           --     --           --           --            --          (2.5)         (2.5)
Net income.............         --     --           --     --           --           --          56.8            --          56.8
                         ----------    --      -------     --       ------      -------       -------        ------       -------
    Comprehensive
      income...........                                                                                                      43.4
                         ----------    --      -------     --       ------      -------       -------        ------       -------
    Balance as of
      December 31,
      2001.............  10,488,222    $--     909,486     $--      $455.9      $    --       $(466.9)       $(32.6)      $ (43.6)
                         ==========    ==      =======     ==       ======      =======       =======        ======       =======

The accompanying notes are an integral part of these financial statements.

                                 DRESSER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                        YEAR ENDED
                                                            ----------------------------------
                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                              2001          2000        1999
                                                            ---------    ----------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $    56.8      $108.8      $  89.9
Adjustments to reconcile net income to cash flow provided
  by operating activities:
  Depreciation and amortization...........................       58.8        49.2         48.5
  Equity earnings of unconsolidated affiliates............       (2.1)       (0.8)        (1.3)
  Loss on disposal of fixed assets........................         --          --          1.9
Other changes, net of non-cash items
  Receivables.............................................      (30.1)        6.5        (23.1)
  Inventory...............................................      (73.6)      (17.6)         2.3
  Accounts payable........................................       56.0       (52.1)        28.5
  Other, net..............................................       70.9        (2.5)        (5.3)
                                                            ---------      ------      -------
          Net cash provided by operating activities.......      136.7        91.5        141.4
                                                            ---------      ------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................      (36.0)      (27.3)       (38.4)
Business acquisitions.....................................   (1,329.1)       (1.7)          --
Other.....................................................        1.4         0.1          0.7
                                                            ---------      ------      -------
          Net cash used in investing activities...........   (1,363.7)      (28.9)       (37.7)
                                                            ---------      ------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany activities........................     (109.3)     (116.1)      (100.3)
Cash Equity...............................................      369.6          --           --
Increase (decrease) in short-term debt....................       45.7        10.6         (2.8)
Increase (decrease) in long-term debt.....................      999.8          --         (0.9)
Cash overdrafts...........................................         --        19.2          8.7
                                                            ---------      ------      -------
          Net cash provided by (used in) financing
            activities....................................    1,305.8       (86.3)       (95.3)
                                                            ---------      ------      -------
Effect of translation adjustments on cash.................       (1.3)        9.7         (1.9)
                                                            ---------      ------      -------
Net increase in cash and equivalents......................       77.5       (14.0)         6.5
Cash and equivalents, beginning of period.................       19.7        33.7         27.2
                                                            ---------      ------      -------
CASH AND EQUIVALENTS, END OF PERIOD.......................  $    97.2      $ 19.7      $  33.7
                                                            =========      ======      =======
Supplemental disclosure of cash flow information:
  Cash payment during the period for:
     Interest.............................................  $    51.5      $  2.5      $   2.8
     Income Taxes.........................................  $    16.2      $   --      $    --

The accompanying notes are an integral part of these financial statements.

                                 DRESSER, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

     Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc. ("DEG") under the laws of the state of Delaware. The certificate of incorporation was amended and restated on April 9, 2001. As used in this report, the terms "Dresser" and the "Company" refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

     In January 2001, Halliburton Company ("Halliburton"), together with its wholly owned subsidiary Dresser B.V. signed an Agreement and Plan of Recapitalization (the "Agreement") with DEG Acquisitions, LLC, to effect the sale of its businesses relating to, among other things, the design, manufacture and marketing of flow control, measurement systems and power systems for customers primarily in the energy industry. Halliburton originally acquired the businesses as part of its acquisition of Dresser Industries, Inc. in 1998. Dresser Industries' operations consisted of the Company's businesses and certain other operating units retained by Halliburton following the consummation of the recapitalization transactions. In order to accomplish this transaction, Halliburton effected the reorganization of various legal entities that comprised the Dresser Equipment Group ("DEG") business segment of Halliburton.

     In connection with the recapitalization in April 2001, Dresser made payments to Halliburton Company of approximately $1,300 to redeem common equity and purchase the stock of foreign subsidiaries. The recapitalization transactions and related expenses were financed through the issuance of $300 of senior subordinated debt, $720 of borrowings under the credit facility, and approximately $400 of common equity contributed by DEG Acquisition LLC, an entity owned by First Reserve Corporation and Odyssey Investment Partners Fund, LP.

     The consolidated financial statements of the Company for periods presented prior to March 31, 2001 have been prepared by management on a carve-out basis and reflect the consolidated financial position, results of operations and cash flows of Dresser in accordance with accounting principles generally accepted in the United States. The consolidated financial statements exclude certain items, which were not transferred as a result of the Agreement and any financial effects from Halliburton's decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of Dresser on a stand-alone basis. However, the financial position, results of operations and cash flows may not be indicative of what would have been reported if Dresser had been a stand-alone entity or had been operated in accordance with the Agreement during the periods presented prior to March 31, 2001.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Significant items subject to such estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables and inventories.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and corporations, and limited liability companies in which the Company owns a controlling interest, after

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

the elimination of all significant intercompany accounts and transactions. The condition for control of corporations and limited liability companies is the ownership of a majority of voting interest. Prior to the recapitalization transactions, the financial statements reflect intercompany amounts with Halliburton as components of divisional equity.

  REVENUES AND INCOME RECOGNITION

     Revenues are recognized as products are shipped and services are rendered. The distinction between product sales and services is based upon the overall activity of the particular business operation. Service revenues were immaterial for all years presented. All known or anticipated losses on contracts are provided for currently. Claims and change orders which are in the process of being negotiated with customers for extra work or changes in the scope of work are included in revenue when collection is deemed probable.

     None of the Company's product distributors is given price protection rights. If items are shipped with rights to return, revenue is not recorded until the customer has approved the shipment and written acceptance is received. The Company does have arrangements with certain customers whereby the customers have formal acceptance provisions; however, customer acceptance is generally part of the testing phase and occurs prior to the product being approved for shipment. Revenue is not recorded until the latter occurs: customer acceptance or final shipment. Software sales are not a significant component of the Company's total sales.

  RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred. Research and development costs, recorded as a component of selling, engineering, administrative and general expenses in the consolidated financial statements, were $23.9, $24.9 and $25.7 for the years ended December 31, 2001, 2000 and 1999, respectively.

  CASH AND EQUIVALENTS

     All highly liquid investments at acquisition with a maturity of three months or less are considered to be cash equivalents.

  RECEIVABLES

     Accounts receivable are stated at their net realizable value. Included in receivables are notes receivable of $7.6 and $10.6 as of December 31, 2001 and 2000, respectively.

  INVENTORIES

     Inventories are stated at the lower of cost or market. A portion of the United States inventory cost is determined using the last-in, first-out (LIFO) method. All other United States and non-United States inventories are valued on a first-in, first-out (FIFO) basis.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided using the straight-line method over the estimated useful lives of the assets of 10 to 30 years for buildings and 3 to 17 years for machinery and equipment. Some assets are depreciated using accelerated methods. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements that extend the life of the asset are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts, and any gain or loss is recognized.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash value is required.

  EQUITY INVESTMENTS

     The Company holds various equity investments ranging from 25% to 50% ownership. The investments are included in "Investments in Unconsolidated Subsidiaries" in the accompanying financial statements and are accounted for using the equity method of accounting. Under the equity method, the original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of the entities.

     Equity in earnings of unconsolidated affiliates, accounted for using the equity method, have been included in revenues in the consolidated financial statements and were $2.1, $0.8, and $1.3 for the years ended December 31, 2001, 2000 and 1999, respectively.

  INTANGIBLE ASSETS

     Intangible assets primarily consist of goodwill and patents, which are shown net of accumulated amortization. Goodwill resulting from business acquisitions represents the excess of purchase price over fair value of net assets acquired and is being amortized over 4 to 40 years using the straight-line method. Goodwill was $408.7 and $252.7, net of accumulated amortization of $67.6 and $53.4 as of December 31, 2001 and 2000, respectively.

     Patents are being amortized over their estimated useful lives, ranging from 5 to 40 years. Patents and other intangible assets were $5.8 and $5.4 net of related accumulated amortization of $13.3 and $12.9 as of December 31, 2001 and 2000, respectively.

     The Company reevaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded asset costs. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, effective for fiscal years beginning after December 15, 2001, which will require the amortization of goodwill to cease and the testing of goodwill for impairment at transition, annually, and at interim periods if an event or circumstance might result in an impairment. The Company will adopt this statement effective January 1, 2002.

  INCOME TAXES

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

     Prior to the recapitalization, the Company was part of Halliburton's consolidated tax-reporting group for U.S. income tax purposes. Halliburton does not record specific tax assets and liabilities to its business units, but instead allocates each business unit a tax expense based on its consolidated tax position. The income tax provision shown in the consolidated financial statements is based upon the Company's estimate of the effective tax rate of 38.5% for the periods ending December 31, 2000 and 1999, respectively. The Company believes that the income tax charge in 2000 and 1999 was calculated in a manner consistent with a reasonable estimate of future tax expense (see Note
12).

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

  DERIVATIVE INSTRUMENTS

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. As a result of the adoption of SFAS No. 133, as amended, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives not qualifying as hedges are reported in income. The Company did not reflect the transition in a separate line item as a change in accounting principle, net of tax, due to the minimal impact of $3.3 on the Company's results of operations.

  FOREIGN CURRENCY TRANSLATION

     Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates and nonmonetary items at historical rates. Revenue and expense amounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales, which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in the consolidated statement of operations in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and revenue and expense amounts at average exchange rates. Adjustments resulting from these translations are reflected in the consolidated financial statements as a component of other comprehensive income in shareholders' equity.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or shareholders' equity.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued two new statements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. As the Company had no business combination transactions in process or otherwise initiated that contemplated pooling-of-interests, adoption of SFAS No. 141 will not have an impact on the Company's consolidated financial statements.

     SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and eliminates the requirement to amortize goodwill and indefinite-lived assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition of goodwill and intangible assets. SFAS No. 142 will be effective for the Company beginning January 1, 2002. As a result of the adoption of SFAS No. 142, amortization will decrease by approximately $14.2. The Company is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The Company is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

3.  INVENTORIES:

     Inventories on the last-in, first out (LIFO) method represented $91.0 and $76.4 of the Company's inventories as of December 31, 2001 and 2000, respectively. The excess of FIFO costs over LIFO costs as of December 31, 2001 and 2000, were $72.2 and $70.4, respectively. Inventories are summarized as follows:

                                                               2001      2000
                                                              ------    ------
Finished products and parts.................................  $203.0    $157.6
In-process products and parts...............................   105.4      87.0
Raw materials and supplies..................................    89.8      78.0
                                                              ------    ------
          Total inventory...................................   398.2     322.6
Less--
  LIFO reserve and full absorption..........................   (67.9)    (66.1)
  Progress payments on contracts............................    (2.0)     (1.9)
                                                              ------    ------
Inventories, net............................................  $328.3    $254.6
                                                              ======    ======

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31, 2001 and 2000, consisted of the following:

                                                               2001       2000
                                                              -------    -------
Land and land improvements..................................  $  14.7    $  15.2
Buildings...................................................    154.8      164.1
Machinery and equipment.....................................    557.8      525.4
                                                              -------    -------
          Total property, plant and equipment...............    727.3      704.7
Less--Allowance for depreciation and amortization...........   (491.4)    (473.6)
                                                              -------    -------
Property, plant and equipment, net..........................  $ 235.9    $ 231.1
                                                              =======    =======

     Depreciation expense totaled $44.2, $40.5, and $39.9 for the years ended December 31, 2001, 2000, and 1999, respectively.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

5.  OTHER ASSETS

     Other Assets at December 31, 2001 and 2000, consisted of the following:

                                                              2001     2000
                                                              -----    -----
Deferred financing costs....................................  $71.3    $  --
Other assets................................................   20.8     13.3
                                                              -----    -----
                                                               92.1     13.3
Less accumulated amortization...............................   (5.3)      --
                                                              -----    -----
Total.......................................................  $86.8    $13.3
                                                              =====    =====

     Deferred financing costs are amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the related loans, which range from six to ten years.

6.  ACCRUED EXPENSES

     Accrued expenses at December 31, 2001 and 2000, consisted of the following:

                                                               2001      2000
                                                              ------    ------
Payroll and other compensation..............................  $ 45.5    $ 69.8
Warranty costs..............................................    18.8      17.3
Interest....................................................    13.1       1.3
Income taxes................................................    17.9      14.1
Self insurance..............................................     4.5       4.5
Other accrued liabilities...................................    37.4      20.1
                                                              ------    ------
Total.......................................................  $137.2    $127.1
                                                              ======    ======

7.  ACQUISITIONS:

     In the second quarter of 2001, the Company completed the acquisition of Entech Industries, Inc. ("Entech"), a valve manufacturer with operations based in four European countries, for approximately $74.4, which consisted of approximately $29.5 in cash, $16.3 in assumed debt and $28.6 in equity. The acquisition was valued at approximately $70 million not including $4.4 million in cash attributable to incremental transaction costs. Entech consists of five business units engaged in the design, manufacture and distribution of valves engineered for the oil & gas production and transmission, petrochemical and power industries. Entech's business lines are reflected in our flow control segment. In connection with the acquisition, the Company recorded goodwill of approximately $50.7, which is being amortized on a straight-line basis over 20 years.

     On April 1, 2000, we acquired the remaining 50% interest in the NIMCO joint venture that had been owned by our joint venture partner. Prior to the acquisition on April 1, 2000, our interest in the NIMCO joint venture was accounted for using the equity method and only our share of its earnings was included in our revenues.

8.  DEBT:

 SHORT-TERM NOTES PAYABLE

     At December 31, 2001 and 2000, the Company had $39.3 and $18.7, respectively, of notes payable to various banks with interest rates ranging from 1.1% to 15.5% and 5.2% to 8.05%, respectively. The weighted average interest rate at December 31, 2001 was approximately 3.7%.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

 LONG-TERM DEBT

     In connection with the recapitalization transactions, the Company issued $300.0 in notes and obtained a new credit facility.

     The Company sold $300.0 of notes in April 2001 in a private placement. In September 2001, under a registration statement, the Company exchanged the notes. The exchanged notes were identical except that the old notes were not registered under the Securities Act. The notes may be redeemed beginning April 15, 2006. The initial redemption price is 104.688% of the principal amount plus accrued interest. The redemption price will decline each year after 2006 and will be 100.0% of the principal amount, plus accrued interest, beginning on April 15, 2009. In addition, before April 15, 2004, the Company may redeem up to 35% of the notes at a redemption price of 109.375% of their principal amount, plus accrued interest. The Company may redeem the notes only if after such redemption, at least 65% of the aggregate principal amount of the notes originally issued remain outstanding. Upon a change of control, the Company will be required to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest. The wholly owned domestic subsidiaries of Dresser, Inc. guarantee the notes.

     The new credit facility provides a six-year $165.0 Tranche A U.S. term loan facility, a six-year Tranche A Euro term loan facility in an amount equivalent, as of the closing date, to $100.0 which was borrowed by a foreign subsidiary, and an eight-year $455.0 Tranche B term loan facility, each of which was drawn to partially finance the recapitalization transactions and pay certain related costs and expenses. In addition, the new credit facility provides for a six-year $100.0 revolving credit facility to be utilized by the Company for working capital requirements and other general corporate purposes. As of December 31, 2001, there was $70.7 available under the revolving credit facility; amounts outstanding under letters of credit were $29.3.

     The loans and other obligations under the credit facilities are guaranteed by the Company's parent and all of the Company's existing and future direct and indirect wholly owned domestic subsidiaries. The Company's obligations and the guarantees are secured by (a) all or substantially all of the material property and assets, real or personal now owned or hereafter acquired by the Company or the guarantors, and (b) all proceeds and products of the property and assets described in clause (a) above. The obligations of our foreign subsidiary that borrowed under the Tranche A Euro term loan facility are secured by certain of the assets of that foreign subsidiary.

     At the Company's request, and so long as (a) no default or event of default has occurred and is continuing under the credit facility and (b) the lenders or other financial institutions are willing to lend such incremental amounts, the Tranche B term loan facility may be increased from time to time in an amount, in the aggregate, not to exceed $95.0.

     The credit agreement documentation contains certain customary representations and warranties and contains customary covenants restricting our ability to, among others: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business the Company conducts. The Company is required to indemnify the agent and lenders and comply with specified financial and affirmative covenants including a total debt to EBITDA ratio and an interest coverage ratio. The Company was in compliance with these covenants at December 31, 2001.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

     Outstanding long term borrowing consist of the following:

     DESCRIPTION          2001     2000   AMORTIZATION    INTEREST RATE        MATURITY
----------------------  --------   ----   ------------   ----------------   --------------
9 3/8% Notes..........  $  300.0   $--    None           9.375%             April 15, 2011
Tranche A--U.S........     160.9    --    (1)            LIBOR + 3.0%(2)    April 10, 2007
Tranche A--Euro.......      98.1    --    (1)            Euribor +          April 10, 2007
                                                         3.0%(2)
Tranche B.............     452.7    --    (3)            LIBOR + 3.5%(4)    April 10, 2009
Other.................      13.3   0.2    Various        (5)                (6)
                        --------   ----
                        $1,025.0   $0.2
Less current
  portion.............     (25.0)   --
                        ========   ====
Long term debt........  $1,000.0   $0.2
                        ========   ====

------------
(1) The Tranche A term loans will amortize with annual reductions of 5% in year one, 10% in year two, 15% in year three, 20% in year four and 25% in years five and six.

(2) The interest rate margin can range from 2.0%-3.25% depending on the Company's leverage ratio. At December 31, 2001, the 3 month LIBOR rate and Euribor rate was 1.88% and 3.29%, respectively.

(3) The Tranche B term loans will amortize 1% for years one through seven, with the remainder to be repaid in quarterly amounts in year eight.

(4) The interest rate margin can range from 3.0%-3.75% depending on the Company's leverage ratio. At December 31, 2001, the 3-month LIBOR rate was 1.88%.

(5) The interest rates range from 2.175% to 8.11%.

(6) Maturity dates of the loans range from 2002 to 2008.

     Minimum principal payments on long-term debt subsequent to 2001 are as follows:

2002.....................................................    $   25.0
2003.....................................................        47.3
2004.....................................................        51.9
2005.....................................................        65.1
2006.....................................................        71.8
Thereafter...............................................       763.9
                                                             --------
                                                             $1,025.0
                                                             ========

9.  FINANCIAL INSTRUMENTS:

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company only uses derivatives for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

  CASH FLOW HEDGING STRATEGY

     The Company selectively hedges significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging exposure in relation to the perceived risk of loss. The purpose of the foreign currency hedging activities is to protect the Company from the risk that the cash flow resulting from the sale or purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates. The Company uses forward exchange contracts to

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

manage its exposures to movements in foreign exchange rates. The use of these financial instruments modifies exposure and reduces the risk of cash flow variability to the Company. As of December 31, 2001, the Company had approximately $93.8 of foreign exchange risk hedged using forward exchange contracts.

     The Company has entered into interest rate swap agreements that effectively convert a portion of its variable rate debt to a fixed rate basis for the next 2 years, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2001, the Company had entered into two interest rate swaps. The notional amounts were $115.0 and $99.3 with fixed rates of 4.49% and 4.46%, respectively.

     As of December 31, 2001, the net accumulated derivative loss in accumulated other comprehensive income was $2.5. During the twelve months ended December 31, 2001, $1.1 of accumulated net derivative losses was reclassified from accumulated other comprehensive income into earnings, as a result of the recognition of the forecasted transactions. When the hedged item is realized, the gain or loss included in other comprehensive income is reported on the same line in the consolidated statement of operations. Other disclosures related to hedge ineffectiveness, gains/(losses) excluded from the assessment of hedge ineffectiveness, and gain/(losses) resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts.

     As of December 31, 2001, the Company had a net liability of $4.7, which approximates fair value, related to its interest rate swaps, which are reflected in accrued expenses in the consolidated balance sheet. In addition, the Company had assets of $2.4 and a liability of $0.2 related to its foreign currency forward contracts. These amounts, which approximate fair value, are reflected in other current assets on our consolidated balance sheet.

     At December 31, 2001, the Company expects to reclassify $1.0 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, investments, trade accounts receivable, and derivatives. The Company maintains cash and cash equivalents and investments with various financial institutions. Trade receivables are generated from a diverse group of customers with no significant concentrations of receivables from any single customer. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable.

     There are no significant concentrations of credit risk with any individual counterparty or group of counterparties related to the Company's derivative contracts. The Company selects counterparties based on creditworthiness, which is continually monitored, and the counterparties' ability to perform their obligations under the terms of the transactions. The Company does not expect any counterparties to fail to meet their obligation under these contracts given their high credit ratings; therefore, the Company considers the credit risk associated with the derivative contracts to be minimal.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management estimates the fair value of (i) accounts receivable, accounts payable, accrued expense and short term debt approximate carrying value due to the relatively short maturity of these instruments; (ii) notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the term loans and various other notes approximate carrying value because these borrowings accrue interest at variable interest rates based on market rates. The Company estimates the fair value of its fixed rate debt for its 9 3/8% notes based on market prices and for the remainder its fixed rate debt generally using discounted cash flow analysis based on the Company's

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

current borrowing rates for debts with similar maturities. The estimated fair value of the fixed rate debt at December 31, 2001 was approximately $306.8. The carrying value of the fixed rate debt is approximately $302.2. See Note 9, for the fair value of the Company's derivative instruments.

11.  RELATED-PARTY TRANSACTIONS

     On April 10, 2001, Halliburton executed a transition services agreement with the Company whereby Halliburton agreed to provide transition services for up to nine months at its cost, which the Company believes approximated the fair market value of those services. The services covered by this agreement included certain human resources and employee benefit administration services, certain information technology services and certain real estate support services at facilities that we shared with Halliburton. Payments made to Halliburton under this agreement during 2001 were approximately $1.8.

     During 2001, the Company leased certain space to Halliburton on a month to month basis. The Company received $0.5, and subsequent to December 31, 2001, Halliburton has vacated the space.

     In connection with the acquisition of Entech, the Company issued 440,955 shares of class B common stock valued at $17.6 to entities affiliated with First Reserve Corporation.

     Prior to the recapitalization transactions, DEG used and was charged directly for, certain services that Halliburton provides to its business units. Halliburton also allocated a certain portion of its non-corporate expenses to each business unit. These services included, among others, information systems support, human resources, tax, procurement, communications, real estate and both internal and external legal services. Halliburton allocated the costs for some of these services to its business units based on factors such as number of employees, revenues and assets, or directly charged for some services on an as used basis. The related expenses for these services for the years ended December 31, 2000 and 1999 were approximately $9.3 and $10.6, respectively. Management believes that these allocation methods were reasonable. In addition, Halliburton also administered DEG's risk management programs. The insurance program included a broad all-risk coverage for real and personal property and third-party liability coverage, employer's liability coverage, automobile liability, general product liability, workers' compensation liability and other standard liability coverage. Expenses of $14.3 and $6.7 have been allocated by Halliburton to DEG for these risk management coverages for the years ended December 31, 2000 and 1999, respectively. Halliburton also allocated benefit costs associated with retired and divested business employees' corporate-related pension and employee benefit charges and union-related pension and employee benefit charges.

     All of the charges described above have been included as costs of DEG's operations in the consolidated financial statements. The Company's management believes that it is possible that the terms of these transactions may differ from those that would result from transactions among third parties. Such allocations are not necessarily indicative of actual results. However, management believes that the methods used to charge for services provided by Halliburton were reasonable.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

12.  INCOME TAXES

     The federal and state income tax provision is summarized as follows:

                                                              DECEMBER 31
                                                                 2001
                                                              -----------
CURRENT INCOME TAX EXPENSE:
United States
  Federal...................................................     $11.0
  State.....................................................        --
Foreign.....................................................      19.9
                                                                 -----
                                                                  30.9
                                                                 -----
DEFERRED INCOME TAX EXPENSE(BENEFIT):
United States
  Federal...................................................      11.5
  State.....................................................       1.1
Foreign.....................................................      (0.8)
                                                                 -----
                                                                  11.8
                                                                 -----
Total provision for income taxes............................     $42.7
                                                                 =====

     A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                              DECEMBER 31
                                                                 2001
                                                              -----------
Computed tax at the federal statutory rate of 35%...........     $34.8
Non-deductible interest.....................................       1.9
Non-deductible transaction costs............................       0.6
Meals and entertainment.....................................       0.6
Non-deductible employee benefits............................       0.4
State taxes, net of federal benefit.........................       1.1
Prior year foreign tax adjustment...........................       1.0
Goodwill....................................................       0.9
Foreign losses not benefited................................       0.7
Foreign tax in excess of US tax rate........................       1.0
Other.......................................................      (0.3)
                                                                 -----
Provision for income taxes..................................     $42.7
                                                                 =====
Effective income tax rate...................................      42.9%
                                                                 =====

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31
                                                                 2001
                                                              -----------
Deferred tax assets:
  Inventory.................................................    $  0.4
  Fixed assets..............................................      30.8
  Goodwill..................................................      36.7
  Postretirement medical obligation.........................      54.6
  Postretirement benefit obligation.........................       5.6
  Warranty expense..........................................       4.5
  Workers compensation......................................       2.0
  Deferred compensation.....................................       4.2
  Net operating losses carryforwards........................      32.0
  Other.....................................................       4.3
                                                                ------
          Total deferred tax assets.........................    $175.1
                                                                ======
Valuation allowance.........................................     (79.5)
                                                                ------
Net deferred tax asset......................................    $ 95.6
                                                                ======
Deferred tax liabilities:
  State taxes...............................................    $  5.6
  Other.....................................................       0.8
                                                                ------
Total deferred tax liabilities..............................    $  6.4
                                                                ======

     The Company has a net operating loss ("NOL") carryforward for U.S. federal tax purposes of approximately $78.6 expiring in 2021. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL carryforward that can be utilized. The Company believes that future taxable income may not be sufficient to realize all deferred tax assets. Accordingly, management believes that the deferred tax assets, net of a $79.5 valuation allowance, are considered realizable with sufficient certainty.

     The Company has not recorded deferred income taxes applicable to undistributed earning of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $26.0 at December 31, 2001. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $1.0 would have been required at December 31, 2001.

     For the years ended December 31, 2000 and 1999, the Company was a part of the Halliburton consolidated tax-reporting group for U.S. income tax purposes. Halliburton does not record specific tax assets and liabilities to its business units, but instead allocates each business unit a tax expense based on its consolidated tax position. As such, the effects of temporary and permanent differences, as well as any valuation allowances relating to any tax assets are not separately determinable and therefore not included for the year ended December 31, 2000. The historical amounts have not been provided as this amount would not be indicative of the Company's taxable position. Tax strategy decisions were made during those periods that may not have been made had the Company operated on a stand-alone basis.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

     The income tax provision for December 31, 2000 and 1999 is based upon the Company's estimate of the effective tax rate of 38.5%. The Company believes that this income tax charge was calculated in a manner consistent with a reasonable estimate of future tax expense.

13.  COMMITMENT AND CONTINGENCIES:

  HALLIBURTON INDEMNIFICATIONS

     In accordance with the Agreement, Halliburton has agreed to indemnify the Company for certain items. The indemnification items generally include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of the Company. In addition, Halliburton has generally agreed to indemnify the Company for any product liability claim made prior to closing the Agreement, any environmental liability claim against the Company, any loss, liability, damage or expense from any legal proceeding initiated prior to closing of the Agreement, any loss, liability, damage or expense relating to worker's compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing as to which the Company notifies Halliburton prior to the third anniversary of the closing date. Based on these indemnity rights, only liabilities related to exposures not specifically covered above have been included in the consolidated financial statements.

  LEASES

     At December 31, 2001, the Company was obligated under noncancelable operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. Total rental expense charged to operations for such leases totaled $14.4, $13.6, and $9.9, for the years ended December 31, 2001, 2000 and 1999, respectively.

     Additionally, the Company has entered into several capital leases. Future minimum lease payments under capital and operating leases that had initial or remaining noncancelable lease terms at December 31, 2001, were:

FISCAL YEAR                                                   CAPITAL    OPERATING
-----------                                                   -------    ---------
2002........................................................   $1.3        $13.3
2003........................................................    2.0         11.4
2004........................................................    0.9          8.9
2005........................................................    0.7          7.8
2006........................................................    0.7          4.7
Thereafter..................................................    0.4         13.0
                                                               ----        -----
          Total minimum lease payments......................   $6.0        $59.1
                                                               ====        =====

  PRODUCT WARRANTIES

     The Company offers warranties on the sale of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

  ENVIRONMENTAL

     The Company's businesses and some of the Company's products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

safety and health. These environmental laws and regulations govern the generation, storage, transportation, handling, disposal and emission of various substances.

     These environmental laws also impose liability for personal injury or property damage related to releases of hazardous substances. Permits are required for operation of the Company's businesses, and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company believes it is substantially in compliance with these laws and permitting requirements. The Company's businesses also are subject to regulation under substantial various and changing federal, state, local and foreign laws and regulations which allow regulatory authorities and private parties to compel (or seek reimbursement for) cleanup of environmental contamination at sites now or formerly owned or operated by the Company's businesses and at facilities where their waste is or has been disposed. Going forward, the Company expects to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, the Company does not expect those costs, in the aggregate, to be material.

     In April 2001, the Company completed the recapitalization transaction. Halliburton originally acquired the Company's businesses as part of its acquisition of Dresser Industries, Inc. ("Dresser Industries") in 1998. Dresser Industries' operations consisted of the Company's businesses, as well as other operating units. As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. The Company has not historically incurred, and in the future the Company does not believe that it will incur, any material liability as a result of the past use of asbestos in products manufactured by these other units of Dresser Industries, or as a result of the past use of asbestos in products manufactured by the Company's businesses or any predecessor entities of the Company's businesses.

     Pursuant to the recapitalization agreement, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be "excluded liabilities," whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of the Company's businesses. The recapitalization agreement further provides, subject to certain limitations and exceptions, that Halliburton will indemnify the Company and hold it harmless against losses and liabilities that the Company actually incurs which arise out of or result from "excluded liabilities," as well certain other liabilities in existence as of the closing of the recapitalization transaction. The maximum aggregate amount of losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. All indemnification claims are subject to notice and procedural requirements which may result in Halliburton denying indemnification claims for some losses. See "Part I--Certain Risk Factors--Environmental Compliance Costs And Liabilities Could Adversely Affect Our Financial Condition" and "--We May Be Faced With Unexpected Product Claims or Regulations."

     The Company is responsible for evaluating and addressing the environmental impact of sites where the Company is operating or has maintained operations. As a result, the Company spends money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements, or to respond to claims by third parties.

  EMPLOYMENT AGREEMENTS

     The Company has employment agreements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company and provide for severance payments under certain circumstances. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

14.  SHAREHOLDERS' EQUITY:

  CAPITAL STOCK

     The Company has authorized the issuance of up to 15 million shares of stock which consists of 13 million shares of class A common stock, par value $0.001 per share and 2 million shares of class B common stock, par value $0.001 per share. The holder of each share of class A common stock shall have the right to one vote and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Company and shall be entitled to vote upon such matters and in such manner provided by law. The holders of class B common stock shall have no voting rights. As of December 31, 2001, the Company had 10,488,222 shares of class A common stock outstanding and 909,486 shares of class B common stock outstanding.

     In accordance with the Agreement, Halliburton retained an approximate 5.1% interest in the Company, for which Halliburton received 537,408 shares of class A common stock. The Company issued DEG Acquisition, LLC 9.7 million shares of class A common stock and 300,000 shares of class B common stock valued at $400 on the date of closing. As of December 31, 2001, DEG Acquisition, LLC owned approximately 92.5% of the Company with the remaining 2.4% being held by various parties.

     In connection with the acquisition of Entech, the Company issued 171,756 shares of class A common stock and 490,744 shares of class B common stock valued at approximately $26.5, net of 52,857 shares reacquired for $2.1.

     In addition, during 2001, the Company issued 925 shares of class A common stock to non employee, non affiliate board members as compensation for participation in board and committee meetings.

  STOCK INCENTIVE PLANS

     The Company has adopted certain employee incentive programs for the purpose of (i) attracting and retaining employees, directors and consultants (ii) providing incentives to those deemed important to the success of the Company and
(iii) associating the interests of these individuals with the interest of the Company and their shareholders through opportunities for increased stock ownership.

  DRESSER, INC. 2001 STOCK INCENTIVE PLAN

     The Dresser incentive plan provides for the award of a variety of equity based compensation awards, including non-qualified stock options, incentive stock options, restricted stock awards, phantom stock, stock appreciation rights and other rights with respect to the Company's common stock. Under the plan, the Company can issue 710,101 shares of common stock, which can be issued in either class A or class B common stock. However, the aggregate number of shares of common stock that may be issued pursuant to the exercise of incentive stock options under this incentive plan shall not exceed 672,601 shares.

     During 2001, the Company issued to certain employees, 214,000 options with an exercise price of $40.00 per share. These options will vest 20% on the first anniversary of the date of grant and 1/48 of the remaining 80% per month for each month thereafter until the option is fully vested. The Company has also issued 321,000 options with an exercise price of $40.00; shares will vest if the employee is still employed after nine and one-half years, but vesting will accelerate if the Company achieves predetermined financial performance milestones. In addition, the Company has issued 107,000 options at an exercise price of $40.00, which will vest if the Company's majority shareholder realizes a 35% annualized internal rate of return on its initial investment and is able to liquidate its initial investment at a price equal to at least 450% of the price paid for its initial investment. As of December 31, 2001, 618,000 options remained outstanding; no options had been exercised.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

     Certain members of management are party to an Investor Rights Agreement, whereby if the employee leaves for good reason, is terminated by the Company without cause, dies or suffers a permanent disability, then such employee will, pursuant to a right granted in the employee's employment agreement be permitted to cause the Company to repurchase shares at fair market value that they have held for at least six months. If an employee retires, is terminated for cause, or resigns (without good reason), or leaves for the reasons enumerated in the prior sentence but fails to "put" their shares to the Company for repurchase, then the Company will have the right to repurchase their shares at fair value. Due to this redemption feature, options owned by management will be recorded in temporary equity upon vesting and exercise. As of December 31, 2001, no options had vested.

  SFAS NO. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION

     SFAS No. 123 defines a fair value method of accounting for employee stock compensation and encourages, but does not require all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income as if the fair value based method of accounting as defined in the statement had been applied. The Company accounts for the stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001: risk-free rate 5.09%, a dividend yield of 0.0%, a volatility factor of the expected market price of 0.01, and an expected life of the options of 10 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                              2001
                                                              -----
Net income as reported......................................  $56.8
Pro forma net income........................................  $55.8

     During 2001, the Company issued 642,000 options to certain employees with a weighted average exercise price of $40.00. In addition, 24,000 options with a weighted average exercise price of $40.00 were forfeited. As of December 31, 2001, 618,000 options remained outstanding with a weighted average exercise price of $40.00 and a weighted average contractual remaining life of 9.3 years.

  2001 MANAGEMENT EMPLOYEE EQUITY PURCHASE PLAN

     The 2001 Management Employee Equity Purchase Plan provides for certain of the Company's employees, directors and consultants, as authorized by the board of directors, to purchase common stock of the Company. The plan provides for the purchase of up to 87,500 shares of class A common stock and up to 762,523 shares of class B common stock. The per share price for such shares will be $40.00 which equaled the fair market value on the date of the recapitalization transactions. The number of shares that each employee will be eligible to purchase will be between 625 and 25,000 shares subject to the overall limitation on the number of shares that may be purchased under the plan. As of December 31, 2001, 87,500 shares of class A common stock and 146,875 shares of class B common stock had been purchased under the plan. The company received proceeds of $9.4. In connection with the resignation of one employee, the Company repurchased 9,367 shares of class A common stock and 28,133 shares of class B common stock.

  DEFERRED COMPENSATION

     The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation. Participants will generally be able to elect to have such accounts deemed to be invested in either units which are valued based upon the value of the Company's

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

common stock or an interest bearing account. Distributions shall generally be made from the deferred compensation plan over time following the participant's retirement or other termination of employment. The liability for the deferred compensation program included in the financial statements at December 31, 2001 and 2000, was $8.8 and $10.0, respectively. Certain liabilities under the Halliburton deferred compensation plans and supplemental retirement plans have been transferred to the Company's plan and are general liabilities of the Company.

15.  RETIREMENT AND OTHER POSTRETIREMENT PLANS:

  DEFINED CONTRIBUTION PLANS

     These plans provide retirement contributions in return for services rendered, provide an individual account for each participant and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. The expense associated with the contribution and administration of these plans was $5.5 and $6.4, for the years ended December 31, 2001 and 2000, respectively.

  DOMESTIC AND FOREIGN BENEFITS

     The Company sponsors several qualified and non-qualified pension plans and other postretirement benefit plans that cover a significant number of its employees. These plans include both defined contribution plans and defined benefit plans. The plans are funded to operate on an actuarially sound basis. Plan assets are primarily invested in cash, short-term investments, real estate, equity and fixed income securities of entities domiciled in the country of the plan's operation. The plans that have been included in these financial statements are as follows:

                                                      DOMESTIC            FOREIGN
                                                  PENSION BENEFITS    PENSION BENEFITS
                                                  ----------------    ----------------
                                                   2001      2000      2001      2000
                                                  ------    ------    ------    ------
Reconciliation of benefit obligation--
  Obligation as of beginning of year............  $156.2    $148.6    $ 85.8    $ 48.9
  Service cost..................................     1.3       2.9       1.2       2.5
  Interest cost.................................     4.9      10.9       1.7       4.3
  Plan amendments...............................      --       4.5        --        --
  Actuarial (gain) loss.........................    (3.7)     (0.6)     (2.4)      2.2
  Business combinations.........................      --        --        --      38.2
  Benefit payments..............................    (4.2)    (10.1)     (1.3)     (3.4)
  Participant plan contributions................      --        --        --       0.1
  Curtailments..................................      --        --        --        --
  Effects of settlements........................      --        --      (0.8)     (0.4)
  Foreign currency exchange rates...............      --        --      (7.2)     (6.6)
                                                  ------    ------    ------    ------
Obligation at end of year.......................  $154.5    $156.2    $ 77.0    $ 85.8
                                                  ======    ======    ======    ======

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                      DOMESTIC            FOREIGN
                                                  PENSION BENEFITS    PENSION BENEFITS
                                                  ----------------    ----------------
                                                   2001      2000      2001      2000
                                                  ------    ------    ------    ------
Change in plan assets--
  Fair value of plan assets at valuation date...  $165.8    $164.9    $ 43.5    $ 35.5
  Actual return on plan assets..................   (14.5)      9.1      (2.4)      3.5
  Business combinations.........................      --        --        --       7.9
  Employer contributions........................     4.1       1.9       0.9       2.5
  Participant contributions.....................      --        --        --       0.1
  Benefit payments..............................    (4.3)    (10.1)     (0.9)     (2.6)
  Foreign currency changes......................      --        --      (2.4)     (3.0)
  Effects of settlements........................      --        --      (1.7)     (0.5)
                                                  ------    ------    ------    ------
  Fair value of plan assets at valuation date...  $151.1    $165.8    $ 37.0    $ 43.4
                                                  ======    ======    ======    ======
Funded status--
  Funded status at end of year..................  $ (3.4)   $  9.6    $(40.0)   $(42.4)
  Unrecognized transition obligation............      --        --      11.2        --
  Unrecognized loss.............................      --        --       2.9        --
                                                  ------    ------    ------    ------
  Net amount recognized.........................  $ (3.4)   $  9.6    $(25.9)   $(42.4)
                                                  ======    ======    ======    ======

     In the table above, the valuation date used for the obligation, fair value of plan assets and funded status for 2001 is for the period ended April 10, 2001 when Dresser, Inc. was formed. In 2000, the valuation date was December 31, 2000. For the nine months ended December 31, 2001 the funded status of both the domestic and foreign pension benefit plans was as follows:

                                                              DOMESTIC    FOREIGN
                                                              PENSION     PENSION
                                                              BENEFITS    BENEFITS
                                                                2001        2001
                                                              --------    --------
Net amount recognized at 4/10/2001..........................   $(3.4)      $(25.9)
  Contributions--4/10/2001-12/31/2001.......................     2.4           --
  Net Periodic Pension Cost 4/10/2001-12/31/2001............    (0.8)        (4.1)
                                                               -----       ------
  Net amount recognized at 12/31/2001.......................   $(1.8)      $(30.0)
                                                               =====       ======

     Weighted average assumptions at valuation date:

                                          DOMESTIC    DOMESTIC    FOREIGN     FOREIGN
                                          PENSION     PENSION     PENSION     PENSION
                                          BENEFITS    BENEFITS    BENEFITS    BENEFITS
                                            2001        2000        2001        2000
                                          --------    --------    --------    --------
Discount rate...........................    7.5%          7.5%    3.0-7.0%    3.0-7.0%
Rate of compensation increase...........    N/A       4.5-5.0%    3.5-7.6%    3.5-4.5%
Expected return on plan assets..........    9.0%          9.0%    5.0-8.0%    3.5-8.0%

     The aggregate benefits obligation for those plans where the accumulated benefits obligation exceeded the fair value of plan assets represents the net liability. The net liability recognized was $31.8 and $32.8 for the years ended December 31, 2001 and 2000, respectively.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

     Components of the net periodic benefit cost for the plans are as follows:

                                                    DOMESTIC                  FOREIGN
                                                PENSION BENEFITS         PENSION BENEFITS
                                             -----------------------   ---------------------
                                             2001     2000     1999    2001    2000    1999
                                             -----   ------   ------   -----   -----   -----
Service cost...............................  $ 2.1   $  2.9   $  3.1   $ 1.9   $ 2.5   $ 2.2
Interest cost..............................    8.2     10.9     10.3     2.8     4.3     2.4
Expected return on plan assets.............   (9.5)   (14.3)   (14.1)   (1.9)   (2.7)   (2.5)
Amortization of:
  Unrecognized net loss....................     --      0.2      0.1      --     0.2    (0.1)
  Unrecognized net asset...................     --       --     (0.1)    1.3     2.0      --
  Unrecognized prior service cost..........     --      0.1     (0.2)     --      --      --
                                             -----   ------   ------   -----   -----   -----
Net periodic pension cost..................  $ 0.8   $ (0.2)  $ (0.9)  $ 4.1   $ 6.3   $ 2.0
                                             =====   ======   ======   =====   =====   =====

     There were no prior service costs, gains or losses reported in 2001 for the domestic plans. The prior service costs reported in 2000 were amortized on the straight-line basis over the average remaining service period of active participants. In 2000, gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets were amortized over the average remaining service period of active participants.

  NON-QUALIFIED PENSION PLANS

     The Company provides certain key employees with additional pension benefits through several unfunded non-qualified pension plans. These plans, the Dresser, Inc. Supplemental Executive Retirement Plan (SERP), the Dresser, Inc. Excess Compensation Limit Plan and the ERISA Excess Benefits Plan for Dresser, Inc., work in tandem with the Company's qualified retirement plans and are designed to restore the benefits that are otherwise limited due to Internal Revenue Service limitations. The estimated liability for the non-qualified pension plans at December 31, 2001 and 2000, was $4.7 and $4.3, respectively.

  OTHER POSTRETIREMENT PLANS

     The Company offers postretirement medical plans to specific eligible employees. Plans are contributory with the Company absorbing remaining costs. The Company may elect to adjust the amount of its contributions for these plans. As a result, for these plans, the expected future health care cost inflation rate affects the accumulated postretirement benefit obligation amount.

     The accumulated projected benefit obligation for the postretirement medical and life plans at December 31, 2001 and 2000, was $163.2 and $155.4, respectively. In 2001 service costs, interest costs and benefits paid represent expenses for the nine month period when the Company was formed. An additional $1.8 was incurred and paid to Halliburton Company for the first three months of 2001 that is excluded from the table below.

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                               2001      2000
                                                              ------    ------
Change in benefit obligation--
  Benefit obligation at beginning of year...................  $155.9    $148.9
  Service cost..............................................     1.3       2.5
  Interest cost.............................................     9.3      10.9
  Benefits paid.............................................    (3.3)     (6.9)
                                                              ------    ------
  Benefit obligation at end of year.........................  $163.2    $155.4
                                                              ======    ======
  Change in plan assets--
  Fair value of plan assets at valuation date...............  $   --    $   --
  Employer contribution.....................................     3.3       6.9
  Benefits paid.............................................    (3.3)     (6.9)
                                                              ------    ------
  Fair value of plan assets at valuation date...............  $   --    $   --
                                                              ======    ======
  Funded status.............................................  $163.2    $155.4
Unrecognized actuarial gain/(loss)..........................      --        --
Unrecognized prior service cost.............................      --        --
                                                              ------    ------
  Net amount recognized.....................................  $163.2    $155.4
                                                              ======    ======
  Amounts recognized in the consolidated balance sheets
     consist of:
     Accrued benefit liability..............................  $163.2    $155.4
                                                              ======    ======
     Net amount recognized..................................  $163.2    $155.4
                                                              ======    ======

                                                              2001    2000
                                                              ----    ----
Weighted-average assumptions at valuation date:
  Discount rate.............................................  7.5%    7.5%
  Expected return on plan assets............................  N/A     N/A
  Rate of compensation increase.............................  4.0%    4.0%

                                                              2001     2000     1999
                                                              -----    -----    -----
Components of net periodic benefit cost at valuation date:
  Service cost..............................................  $ 1.3    $ 2.5    $ 2.3
  Interest cost.............................................    9.3     10.9     10.5
  Expected return on plan assets............................     --       --       --
  Unrecognized actuarial gain (loss)........................     --       --       --
                                                              -----    -----    -----
Net periodic benefit cost...................................  $10.6    $13.4    $12.8
                                                              =====    =====    =====

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percent change in assumed healthcare cost trend rates would have the following effect:

                                                                 1%          1%
                                                              INCREASE    DECREASE
                                                              --------    --------
Effect on total service and interest cost components of net
  periodic postretirement healthcare benefit cost...........   $ 1.2       $ (1.0)
Effect on healthcare cost component of the accumulated
  postretirement benefit obligation.........................    17.9        (15.2)

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

16.  SEGMENT INFORMATION:

     The Company operates under three reportable segments: flow control, measurement systems and power systems. The business segments are organized around the products and services provided to the customers each serves.

     Flow Control. The flow control segments designs, manufactures and markets valves and actuators. These products are used to start, stop and monitor the flow of liquids and gases and to protect process equipment from excessive pressure. The flow control segment markets its products under well recognized brand names, including Masoneilan(R), Grove(R), Consolidated(R) and Ledeen(TM).

     Measurement Systems. The measurement systems segment consists of two primary product groups. The first, retail fueling, is a leading supplier of fuel dispensers, pumps, peripheral, point-of-sale and site monitoring systems and software for the retail fueling industry. The second, measurement, is a leading supplier of natural gas meters, regulators, digital and analog pressure and temperature gauges and transducers and specialty couplings and connectors. These systems and other products are used to measure and monitor liquids and gases. Our measurement systems group markets its products and services under well recognized brand names including Wayne(R), Ashcroft(R), Mooney(TM), Roots(TM) and Dresser(R).

     Power Systems. The power systems segment designs, manufactures and markets natural gas fueled engines used primarily in natural gas compression and power generation applications and rotary blowers and vacuum pumps. Our power systems group markets its products under well-recognized brand names, including Waukesha(R) and Roots(TM).

     The following tables present information on the segments:

                            FLOW     MEASUREMENT    POWER     OTHER/
                           CONTROL     SYSTEMS     SYSTEMS   CORPORATE   CONSOLIDATED
                           -------   -----------   -------   ---------   ------------
2001
Revenues.................  $622.8      $573.3      $355.3     $ (5.6)      $1,545.8
Operating income.........    67.4        56.7        59.8      (17.2)         166.7
Depreciation and
  amortization...........    23.5        18.0        12.4        4.9           58.8
Total assets.............   778.4       307.9       152.6      350.8        1,589.7
Capital expenditures.....     8.4        16.9         9.8        0.9           36.0
2000
Revenues.................  $549.3      $562.8      $301.2     $ (4.8)      $1,408.5
Operating income.........    77.1        64.0        42.0      (12.6)         170.5
Depreciation and
  amortization...........    20.7        16.3        12.2         --           49.2
Total assets.............   608.3       298.3       146.0       24.5        1,077.1
Capital expenditures.....     7.1        12.3         7.9         --           27.3
1999
Revenues.................  $557.6      $605.2      $274.3     $ (4.5)      $1,432.6
Operating income.........    74.3        62.3        19.9      (11.5)         145.0
Depreciation and
  amortization...........    20.6        15.7        12.2         --           48.5
Total assets.............   619.4       278.5       137.4       41.7        1,077.0
Capital expenditures.....     6.7        17.3        14.4         --           38.4

                                 DRESSER, INC.

         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE INFORMATION)

     The Company has two reportable geographic segments: Americas and Europe. The following tables present information by geographic area for the years ended December 31, 2000, 1999 and 1998:

                                           AMERICAS    EUROPE    OTHER     CONSOLIDATED
                                           --------    ------    ------    ------------
2001
Revenues.................................  $1,018.7    $319.7    $207.4      $1,545.8
Long-lived assets........................    317.0     429.1       35.3         781.4
2000
Revenues.................................  $ 907.0     $285.0    $216.5      $1,408.5
Long-lived assets........................    214.2     273.8       21.7         509.7
1999
Revenues.................................  $ 869.6     $380.6    $182.4      $1,432.6
Long-lived assets........................    212.1     289.0       20.4         521.5

17.  QUARTERLY INFORMATION (UNAUDITED):

                                                         FIRST    SECOND     THIRD    FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   -------
YEAR ENDED DECEMBER 31, 2001
Revenues..............................................  $361.4    $373.4    $403.3    $407.7
Operating income......................................    37.4      42.8      45.1      41.4
Net income............................................  $ 19.5    $ 18.7    $ 11.1    $  7.5
YEAR ENDED DECEMBER 31, 2000
Revenues..............................................  $339.8    $356.0    $347.5    $365.2
Operating income......................................    39.1      39.7      45.2      46.5
Net income............................................  $ 26.7    $ 20.5    $ 38.5    $ 23.1

18.  SUPPLEMENTAL GUARANTOR INFORMATION:

     In connection with the Company's offer to sell $300 million of Senior Subordinated Notes due 2011 (the "Notes"), certain of the Company's subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, the Company's obligation to pay principal and interest on the Notes on a full and unconditional basis. The guarantors of the Notes will include only the Company's wholly-owned domestic subsidiaries. The following supplemental consolidating condensed financial information presents the balance sheets as of December 31, 2001 and 2000 and the statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the wholly-owned subsidiaries using the equity method.

                                 DRESSER, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                                 (IN MILLIONS)

                                               SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                   PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 -----------   -----------   -------------   ------------   ------------
                                 (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                 ASSETS
CURRENT ASSETS:
  Cash and equivalents.........   $   30.9       $   --         $ 66.3         $    --        $   97.2
  Receivables, net of allowance
     for doubtful accounts of
     $5.4......................      143.5           --          172.7              --           316.2
  Inventories, net.............      171.3           --          157.0              --           328.3
  Other current assets.........        2.9           --            7.5              --            10.4
                                  --------       ------         ------         -------        --------
          Total current
            assets.............      348.6           --          403.5              --           752.1
PROPERTY, PLANT AND EQUIPMENT,
  net..........................      159.8           --           76.1              --           235.9
INVESTMENTS IN CONSOLIDATED
  SUBSIDIARIES.................         --        791.7             --          (791.7)             --
INVESTMENT IN UNCONSOLIDATED
  SUBSIDIARIES.................        0.4           --            4.4              --             4.8
LONG-TERM RECEIVABLES AND OTHER
  ASSETS.......................       67.5           --           19.3              --            86.8
DEFERRED TAX ASSETS............       95.6           --             --              --            95.6
INTANGIBLES, net...............      116.8          9.3          288.4              --           414.5
                                  --------       ------         ------         -------        --------
          Total assets.........   $  788.7       $801.0         $791.7         $(791.7)       $1,589.7
                                  ========       ======         ======         =======        ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts and notes payable...   $   74.9       $   --         $170.4         $    --        $  245.3
  Contract advances............        4.4           --            6.1              --            10.5
  Accrued expenses.............       44.2           --           93.0              --           137.2
                                  --------       ------         ------         -------        --------
          Total current
            liabilities........      123.5           --          269.5              --           393.0
PENSION AND OTHER RETIREE
  BENEFITS.....................      214.3           --             --              --           214.3
LONG-TERM DEBT.................      913.6           --           86.4              --         1,000.0
OTHER LIABILITIES..............       18.7           --            7.3              --            26.0
                                  --------       ------         ------         -------        --------
COMMITMENTS AND CONTINGENCIES
          Total liabilities....    1,270.1           --          363.2              --         1,633.3
SHAREHOLDERS' (DEFICIT)
  EQUITY:......................                                                                     --
Shareholders' (deficit) equity,
  net..........................     (485.7)       801.0          506.7          (833.0)          (11.0)
  Accumulated other
     comprehensive income
     (loss)....................        4.3           --          (78.2)           41.3           (32.6)
                                  --------       ------         ------         -------        --------
          Total shareholders'
            (deficit) equity...     (481.4)       801.0          428.5          (791.7)          (43.6)
                                  --------       ------         ------         -------        --------
          Total liabilities and
            shareholders'
            equity.............   $  788.7       $801.0         $791.7         $(791.7)       $1,589.7
                                  ========       ======         ======         =======        ========

                                 DRESSER, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                 (IN MILLIONS)

                                               SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                   PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 -----------   -----------   -------------   ------------   ------------
                                 (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                 ASSETS
CURRENT ASSETS:
  Cash and equivalents.........    $  5.5        $   --         $ 14.2         $    --        $   19.7
  Receivables, net of allowance
     for doubtful accounts of
     $5.4......................     136.7            --          149.4              --           286.1
  Inventories, net.............     139.6            --          115.0              --           254.6
  Prepaid expenses.............       6.1            --            5.4              --            11.5
                                   ------        ------         ------         -------        --------
          Total current
            assets.............     287.9            --          284.0              --           571.9
PROPERTY, PLANT AND EQUIPMENT,
  net..........................     161.9            --           69.2              --           231.1
INVESTMENTS IN CONSOLIDATED
  SUBSIDIARIES.................        --         372.5             --          (372.5)             --
INVESTMENT IN UNCONSOLIDATED
  SUBSIDIARIES.................       0.4            --            2.3              --             2.7
LONG-TERM RECEIVABLES AND OTHER
  ASSETS.......................     (13.1)           --           26.4              --            13.3
INTANGIBLES, net...............     118.4            --          137.0             2.7           258.1
                                   ------        ------         ------         -------        --------
          Total assets.........    $555.5        $372.5         $518.9         $(369.8)       $1,077.1
                                   ======        ======         ======         =======        ========

                                   LIABILITIES AND DIVISIONAL EQUITY
CURRENT LIABILITIES:
  Accounts and notes payable...    $ 72.9        $   --         $ 70.7         $    --        $  143.6
  Contract advances............      11.8            --            3.3              --            15.1
  Accrued expenses.............      62.1            --           65.0              --           127.1
                                   ------        ------         ------         -------        --------
          Total current
            liabilities........     146.8            --          139.0              --           285.8
PENSION AND OTHER RETIREE
  BENEFITS.....................     195.4            --            2.4              --           197.8
LONG-TERM DEBT.................        --            --            0.2              --             0.2
OTHER LIABILITIES..............      25.9            --            4.8              --            30.7
                                   ------        ------         ------         -------        --------
COMMITMENTS AND CONTINGENCIES
          Total liabilities....     368.1            --          146.4              --           514.5
DIVISIONAL EQUITY:.............                                                                     --
Divisional equity (deficit),
  net..........................     174.2         372.5          436.8          (401.7)          581.8
  Accumulated other
     comprehensive income
     (loss)....................      13.2            --          (64.3)           31.9           (19.2)
                                   ------        ------         ------         -------        --------
          Total divisional
            equity (deficit)...     187.4         372.5          372.5          (369.8)          562.6
                                   ------        ------         ------         -------        --------
          Total liabilities and
            divisional equity
            (deficit)..........    $555.5        $372.5         $518.9         $(369.8)       $1,077.1
                                   ======        ======         ======         =======        ========

                                 DRESSER, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN MILLIONS)

                                           SUBSIDIARY    NON-GUARANTOR                     TOTAL
                               PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                             -----------   -----------   -------------   ------------   ------------
                             (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
REVENUES...................   $1,035.9       $   --         $617.6         $(107.7)       $1,545.8
COST OF REVENUES...........      727.3           --          454.1          (106.2)        1,075.2
                              --------       ------         ------         -------        --------
                                 308.6           --          163.5            (1.5)          470.6
SELLING, ENGINEERING,
  ADMINISTRATIVE AND
  GENERAL EXPENSES.........      200.6           --          104.8            (1.5)          303.9
                              --------       ------         ------         -------        --------
OPERATING INCOME...........      108.0           --           58.7              --           166.7
EQUITY INCOME OF
  CONSOLIDATED
  SUBSIDIARIES.............         --         49.6             --           (49.6)             --
OTHER INCOME AND EXPENSES
  Interest expense.........      (59.2)          --           (9.5)             --           (68.7)
  Other income.............        1.1           --            0.4              --             1.5
                              --------       ------         ------         -------        --------
INCOME BEFORE TAXES........       49.9         49.6           49.6           (49.6)           99.5
INCOME TAXES...............      (19.2)       (19.1)         (23.5)           19.1           (42.7)
                              --------       ------         ------         -------        --------
NET INCOME (LOSS)..........   $   30.7       $ 30.5         $ 26.1         $ (30.5)       $   56.8
                              ========       ======         ======         =======        ========

                                 DRESSER, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN MILLIONS)

                                           SUBSIDIARY    NON-GUARANTOR                     TOTAL
                               PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                             -----------   -----------   -------------   ------------   ------------
                             (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
REVENUES...................    $940.3        $   --         $565.5          $(97.3)       $1,408.5
COST OF REVENUES...........     662.8            --          392.5           (92.0)          963.3
                               ------        ------         ------          ------        --------
                                277.5            --          173.0            (5.3)          445.2
SELLING, ENGINEERING,
  ADMINISTRATIVE AND
  GENERAL EXPENSES.........     174.9            --          105.0            (5.2)          274.7
                               ------        ------         ------          ------        --------
OPERATING INCOME...........     102.6            --           68.0            (0.1)          170.5
EQUITY INCOME OF
  CONSOLIDATED
  SUBSIDIARIES.............        --          73.2             --           (73.2)             --
OTHER INCOME AND EXPENSES
  Interest expense.........        --            --           (2.7)             --            (2.7)
  Other income.............       1.2            --            7.9              --             9.1
                               ------        ------         ------          ------        --------
INCOME BEFORE TAXES........     103.8          73.2           73.2           (73.3)          176.9
INCOME TAXES...............     (39.9)        (28.2)         (28.2)           28.2           (68.1)
                               ------        ------         ------          ------        --------
NET INCOME (LOSS)..........    $ 63.9        $ 45.0         $ 45.0          $(45.1)       $  108.8
                               ======        ======         ======          ======        ========

                                 DRESSER, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN MILLIONS)

                                           SUBSIDIARY    NON-GUARANTOR                     TOTAL
                               PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                             -----------   -----------   -------------   ------------   ------------
                             (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
REVENUES...................   $  918.0       $   --         $621.7         $(107.1)       $1,432.6
COST OF REVENUES...........      662.6           --          432.8          (101.7)          993.7
                              --------       ------         ------         -------        --------
                                 255.4           --          188.9            (5.4)          438.9
SELLING, ENGINEERING,
  ADMINISTRATIVE AND
  GENERAL EXPENSES.........      184.3           --          114.8            (5.2)          293.9
                              --------       ------         ------         -------        --------
OPERATING INCOME...........       71.1           --           74.1            (0.2)          145.0
EQUITY INCOME OF
  CONSOLIDATED
  SUBSIDIARIES.............         --         75.5             --           (75.5)             --
OTHER INCOME AND EXPENSES
  Interest expense.........       (0.3)          --           (1.5)             --            (1.8)
  Other income.............         --           --            2.9              --             2.9
                              --------       ------         ------         -------        --------
INCOME BEFORE TAXES........       70.8         75.5           75.5           (75.7)          146.1
INCOME TAXES...............      (27.2)       (29.1)         (29.1)           29.2           (56.2)
                              --------       ------         ------         -------        --------
NET INCOME (LOSS)..........   $   43.6       $ 46.4         $ 46.4         $ (46.5)       $   89.9
                              ========       ======         ======         =======        ========

                                 DRESSER , INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN MILLIONS)

                                                          SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                              PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            -----------   -----------   -------------   ------------   ------------
                                            (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................   $    30.7      $ 30.5         $  26.1         $(30.5)      $    56.8
  Adjustments to reconcile net income to
    cash flow provided by operating
    activities:
    Depreciation and amortization.........        29.9          --            28.9             --            58.8
    Equity earnings of unconsolidated
      affiliates..........................        (0.1)         --            (2.0)            --            (2.1)
    Other changes, net of non cash
      items...............................        46.8          --           (23.6)            --            23.2
                                             ---------      ------         -------         ------       ---------
      Net cash provided by (used in)
         operating activities.............       107.3        30.5            29.4          (30.5)          136.7
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................       (27.6)         --            (8.4)            --           (36.0)
  Business acquisitions...................    (1,213.0)         --          (116.1)            --        (1,329.1)
  Other...................................         1.4          --              --             --             1.4
                                             ---------      ------         -------         ------       ---------
    Net cash used by investing
      activities..........................    (1,239.2)         --          (124.5)            --        (1,363.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany activities......      (125.9)      (30.5)           16.6           30.5          (109.3)
  Cash equity.............................       369.6          --              --             --           369.6
  Increase in short-term debt.............        16.9          --            28.8             --            45.7
  Increase in long-term debt..............       896.7          --           103.1             --           999.8
                                             ---------      ------         -------         ------       ---------
      Net cash provided by (used in)
         financing activities.............     1,157.3       (30.5)          148.5           30.5         1,305.8
EFFECT OF TRANSLATION ADJUSTMENT ON
  CASH....................................          --          --            (1.3)            --            (1.3)
                                             ---------      ------         -------         ------       ---------
NET INCREASE IN CASH AND EQUIVALENTS......        25.4          --            52.1             --            77.5
CASH AND EQUIVALENTS, beginning of
  period..................................         5.5          --            14.2             --            19.7
                                             ---------      ------         -------         ------       ---------
CASH AND EQUIVALENTS, end of period.......   $    30.9      $   --         $  66.3         $   --       $    97.2
                                             =========      ======         =======         ======       =========

                                 DRESSER , INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN MILLIONS)

                                                          SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                              PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            -----------   -----------   -------------   ------------   ------------
                                            (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................     $63.9         $45.0          $45.0          $(45.1)        $108.8
  Adjustments to reconcile net income to
    cash flow provided by operating
    activities:
    Depreciation and amortization.........      38.2            --           11.0              --           49.2
    Equity earnings of unconsolidated
      affiliates..........................      (0.2)           --           (0.6)             --           (0.8)
    Other changes, net of non-cash
      items...............................     (49.1)           --          (16.6)             --          (65.7)
                                               -----         -----          -----          ------         ------
      Net cash provided by (used in)
         operating activities.............      52.8          45.0           38.8           (45.1)          91.5
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................     (18.6)           --           (8.7)             --          (27.3)
  Business acquisitions...................      (1.7)           --             --              --           (1.7)
  Other...................................       0.1            --             --              --            0.1
                                               -----         -----          -----          ------         ------
      Net cash used by investing
         activities.......................     (20.2)           --           (8.7)             --          (28.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany activities......     (42.4)        (45.0)         (73.8)           45.1         (116.1)
  Increase in short-term debt.............        --            --           10.6              --           10.6
  Cash overdrafts.........................      13.8            --            5.4              --           19.2
                                               -----         -----          -----          ------         ------
      Net cash (used in) provided by
         financing activities.............     (28.6)        (45.0)         (57.8)           45.1          (86.3)
EFFECT OF TRANSLATION ADJUSTMENT ON
  CASH....................................        --            --            9.7              --            9.7
                                               -----         -----          -----          ------         ------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS.............................       4.0            --          (18.0)             --          (14.0)
CASH AND EQUIVALENTS, beginning of
  period..................................       1.5            --           32.2              --           33.7
                                               -----         -----          -----          ------         ------
CASH AND EQUIVALENTS, end of period.......     $ 5.5         $  --          $14.2          $   --         $ 19.7
                                               =====         =====          =====          ======         ======

                                 DRESSER , INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN MILLIONS)

                                                          SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                              PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            -----------   -----------   -------------   ------------   ------------
                                            (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................     $43.6         $46.4         $  46.4         $(46.5)       $  89.9
  Adjustments to reconcile net income to
    cash flow provided by operating
    activities:
    Depreciation and amortization.........      36.2            --            12.3             --           48.5
    Equity earnings of unconsolidated
      affiliates..........................      (1.0)           --            (0.3)            --           (1.3)
    (Gain) loss on disposal of fixed
      assets..............................       1.9            --              --             --            1.9
    Other changes, net of non-cash
      items...............................     (56.6)           --            59.0             --            2.4
                                               -----         -----         -------         ------        -------
      Net cash provided by (used in)
         operating activities.............      24.1          46.4           117.4          (46.5)         141.4
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................     (28.0)           --           (10.4)            --          (38.4)
  Business acquisitions...................        --            --              --             --             --
  Other...................................       0.7            --              --             --            0.7
                                               -----         -----         -------         ------        -------
         Net cash used in investing
           activities.....................     (27.3)           --           (10.4)            --          (37.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash in intercompany activities.........      (2.2)        (46.4)          (98.2)          46.5         (100.3)
  Decrease in short-term debt.............        --            --            (2.8)            --           (2.8)
  Decrease in long-term debt..............        --            --            (0.9)            --           (0.9)
  Cash overdrafts.........................       8.7            --              --             --            8.7
                                               -----         -----         -------         ------        -------
      Net cash provided by (used in)
         financing activities.............       6.5         (46.4)         (101.9)          46.5          (95.3)
EFFECT OF TRANSLATION ADJUSTMENT ON
  CASH....................................        --            --            (1.9)            --           (1.9)
                                               -----         -----         -------         ------        -------
NET INCREASE IN CASH AND EQUIVALENTS......       3.3            --             3.2             --            6.5
CASH AND EQUIVALENTS, beginning of the
  period..................................      (1.8)           --            29.0             --           27.2
                                               -----         -----         -------         ------        -------
CASH AND EQUIVALENTS, end of period.......     $ 1.5         $  --         $  32.2         $   --        $  33.7
                                               =====         =====         =======         ======        =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dresser, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 28, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
  February 28, 2002

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                      BALANCE AT   CHARGED TO    CHARGED     WRITE-OFF    BALANCE AT
                                      BEGINNING    COSTS AND     TO OTHER      NET OF       END OF
            DESCRIPTION               OF PERIOD     EXPENSES     ACCOUNTS    RECOVERIES     PERIOD
------------------------------------  ----------   ----------   ----------   ----------   ----------
FOR THE YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts.....     $5.4         1.2            --         (1.2)        $5.4
FOR THE YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts.....     $5.6         0.7            --         (0.9)        $5.4
FOR THE YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts.....     $4.5         3.3          (0.2)        (2.0)        $5.6

                                 EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
(1)3.1    Amended and Restated Certificate of Incorporation of
          Dresser, Inc., filed on April 9, 2001.
(1)3.2    Certificate of Incorporation of Dresser International, Inc.,
          filed February 16, 2001.
(1)3.3    Certificate of Incorporation of DMD Russia, Inc., filed on
          February 8, 1996.
(1)3.4    Certificate of Amendment to Certificate of Incorporation of
          DMD Russia, Inc., filed on October 16, 1997.
(1)3.5    Certificate of Amendment to Certificate of Incorporation of
          DMD Russia, Inc., filed on June 20, 2000.
(1)3.6    Certificate of Incorporation of Dresser RE, Inc., filed on
          March 22, 2001.
(1)3.7    Amended and Restated Bylaws of Dresser, Inc.
(1)3.8    Bylaws of Dresser International, Inc.
(1)3.9    Bylaws of Dresser RE, Inc.
(1)3.10   Bylaws of DMD Russia, Inc.
(1)4.1    The indenture dated as of April 10, 2001 among Dresser,
          Inc., the Guarantors named therein and State Street Bank and
          Trust Company, as trustee, relating to the 9 3/8% Senior
          Subordinated Notes due 2011.
(1)4.2    Specimen Certificate of 9 3/8% Senior Subordinated Notes due
          2011.
(1)4.3    Specimen Certificate of 9 3/8% Senior Subordinated Exchange
          Notes due 2011.
(1)4.4    Registration Rights Agreement dated April 10, 2001 among
          Dresser, Inc., the Guarantors and Morgan Stanley & Co.
          Incorporated, Credit Suisse First Boston Corporation and UBS
          Warburg LLC.
(1)4.5    Credit Agreement dated as of April 10, 2001 among Dresser,
          Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro
          Borrower, DEG Issuing Bank and Swing Line Bank, and Morgan
          Stanley & Co. Incorporated, as Collateral Agent, Morgan
          Stanley Senior Funding, Inc., as Administrative Agent,
          Credit Suisse First Boston, Cayman Islands Branch, as
          Syndication Agent, Morgan Stanley Senior Funding, Inc. and
          Credit Suisse First Boston, as Joint Lead Arrangers, and UBS
          Warburg LLC and General Electric Capital Corporation, as Co-
          Documentation Agents.
(1)10.1   Amended and Restated Agreement and Plan of Recapitalization
          dated as of April 10, 2001 among Halliburton Company and DEG
          Acquisitions, LLC.
(1)10.2   Sponsor Rights Agreement dated April 10, 2001 by and among
          Dresser, Inc., DEG Acquisitions, LLC, First Reserve Fund
          VIII, LP, First Reserve Fund IX, L.P. Odyssey Investment
          Partners Fund, LP, Odyssey Coinvestors, LLC and DI
          Coinvestment, LLC
(1)10.3   Investor Rights Agreement dated April 10, 2001 by and among
          Dresser, Inc., DEG Acquisitions, LLC, Dresser Industries,
          Inc., and certain employees of the Company.
(1)10.4   Trademark Assignment and License Agreement dated April 10,
          2001 by and between Halliburton Company and Dresser, Inc.
(1)10.5   Trademark License Agreement dated April 10, 2001 by and
          between Halliburton Company and Dresser, Inc.
(1)10.6   Income Tax Sharing Agreement dated April 10, 2001 by and
          between DEG Acquisitions, LLC and Dresser, Inc.
(1)10.7   Dresser, Inc. 2001 Stock Incentive Plan
(1)10.8   Dresser, Inc. 2001 Management Equity Purchase Plan
(1)10.9   Dresser, Inc. Senior Executives' Deferred Compensation Plan

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
(1)10.10  Dresser, Inc. Management Deferred Compensation Plan
(1)10.11  Dresser, Inc. ERISA Excess Benefit Plan
(2)10.12  Dresser, Inc. Supplemental Executive Retirement Plan
(2)10.13  Dresser, Inc. Short Term Deferred Compensation Plan
(2)10.14  Dresser, Inc. Executive Life Insurance Agreement
(2)10.15  Executive Employment agreement dated January 29, 2001 between Dresser and Patrick M. Murray.
(2)10.16  Executive Employment agreement dated January 29, 2001 between Dresser and Albert G. Luke.
(2)10.17  Executive Employment agreement dated January 29, 2001 between Dresser and William E. O'Connor.
(2)10.18  Executive Employment agreement dated January 29, 2001 between Dresser and John P. Ryan.
*10.19    Executive Employment agreement, dated January 29, 2001
          between Dresser and James A. Nattier.
 *12.1    Statement of Computation of Ratio of Earnings to Fixed
          Charges.
 *21.1    List of Subsidiaries

------------
* Filed herewith

(1) Filed previously as an exhibit to our Registration Statement on Form S-4, dated May 11, 2001 as amended (file No. 333-60778), and incorporated by reference here in.

(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001 filed November 14, 2001, and incorporated herein by reference.