Form 10-Q
period 2002-03-31
DRESSER INC
filed 2002-05-15
CIK 1140415

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission File Number 333-60778

                                  DRESSER, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        75-2795365
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                        15455 DALLAS PARKWAY, SUITE 1100
                              ADDISON, TEXAS 75001
               (Address of principal executive offices) (zip code)

                                 (972) 361-9800
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X      No
     -----       -----

The number of shares outstanding of Class A and Class B Common Stock (par value $.001 per share) as of May 9, 2002 was 10,488,222 and 1,159,486, respectively.

================================================================================

                                  DRESSER, INC.

                                      INDEX


                                                                                                                 PAGE
                                                                                                                  NO.
                                                                                                                 ------
                                                 PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and
            2001 (unaudited) .............................................................................       3
            Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001..       4
            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and
            2001 (unaudited) .............................................................................       5
            Notes to Condensed Consolidated Financial Statements as of March 31, 2002 (unaudited) ........       6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........      17

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................      25


                                              PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.............................................................................      26

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................      26

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:
            Exhibits......................................................................................      27
            Reports on Form 8-K...........................................................................      27

SIGNATURES  ..............................................................................................      28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  DRESSER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                2002            2001
                                                             ------------    ------------
Revenues                                                     $      380.2    $      361.4
Cost of revenues                                                    273.4           250.1
                                                             ------------    ------------
     Gross profit                                                   106.8           111.3
Selling, engineering, administrative and general expenses            74.1            73.9
                                                             ------------    ------------
Operating income                                                     32.7            37.4
Interest expense                                                    (20.6)           (0.8)
Other income (deductions), net                                       10.2            (1.6)
                                                             ------------    ------------
Income before taxes                                                  22.3            35.0
Provision for income taxes                                           (5.1)          (15.5)
                                                             ------------    ------------
Net income                                                   $       17.2    $       19.5
                                                             ============    ============


      See accompanying notes to condensed consolidated financial statements

                                  DRESSER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)


                                                             MARCH 31,       DECEMBER 31,
ASSETS                                                         2002             2001
                                                           -------------    -------------
Current assets:
     Cash and equivalents                                  $        97.0    $        97.2
     Receivables, net                                              311.0            316.2
     Inventories, net                                              324.6            328.3
     Other current assets                                           13.9             10.4
                                                           -------------    -------------
          Total current assets                                     746.5            752.1

Property, plant and equipment, net                                 229.6            235.9
Investments in unconsolidated subsidiaries                           5.8              4.8
Long-term receivables and other assets                              89.2             86.8
Deferred tax assets                                                 96.5             95.6
Goodwill, net                                                      407.2            408.7
Intangibles, net                                                     5.1              5.8
                                                           -------------    -------------
           Total assets                                    $     1,579.9    $     1,589.7
                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts and notes payable                            $       206.0    $       245.3
     Contract advances                                               9.2             10.5
     Accrued expenses                                              131.5            137.2
                                                           -------------    -------------
          Total current liabilities                                346.7            393.0

Pension and other retiree benefits                                 207.9            214.3
Long-term debt                                                   1,014.6          1,000.0
Other liabilities                                                   35.8             26.0
Commitments and contingencies
                                                           -------------    -------------
          Total liabilities                                      1,605.0          1,633.3
Shareholders' deficit:
Common stock, $0.001 par value; issued and outstanding:
Class A - 10,488,222, Class B - 909,486 in 2002 and 2001
     Shareholders' equity (deficit), net                             6.2            (11.0)
     Accumulated other comprehensive loss                          (31.3)           (32.6)
                                                           -------------    -------------
          Total shareholders' deficit                              (25.1)           (43.6)
                                                           -------------    -------------
          Total liabilities and shareholders' deficit      $     1,579.9    $     1,589.7
                                                           =============    =============


      See accompanying notes to condensed consolidated financial statements

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   2002             2001
                                                               -------------    -------------
Cash flows from operating activities:
Net income                                                     $        17.2    $        19.5
Adjustments to reconcile net income to cash flow provided by operating activities:
    Depreciation and amortization                                       10.9             13.5
    Equity earnings of unconsolidated affiliates                        (0.7)            (0.1)
Other changes, net
    Receivables                                                          5.2              1.1
    Inventories                                                          3.7            (10.4)
    Accounts payable                                                   (17.0)           (20.1)
    Other, net                                                          (9.5)           106.8
                                                               -------------    -------------
         Net cash provided by operating activities                       9.8            110.3
                                                               -------------    -------------

Cash flows from investing activities:

    Capital expenditures                                                (4.8)            (6.2)
                                                               -------------    -------------
         Net cash used in investing activities                          (4.8)            (6.2)
                                                               -------------    -------------

Cash flow from financing activities:
    Changes in intercompany activities                                    --           (109.2)
    Proceeds from the issuance of long-term debt                       256.3               --
    Repayment of long-term debt (including current portion)           (254.0)              --
    Decrease in short-term notes payable                                (2.1)            (4.3)
    Payment of deferred financing fees                                  (6.5)              --
    Cash overdrafts                                                       --             41.2
                                                               -------------    -------------
         Net cash used in financing activities                          (6.3)           (72.3)
                                                               -------------    -------------

Effect of translation adjustments on cash                                1.1             (1.3)
                                                               -------------    -------------

Net (decrease) increase in cash and equivalents                         (0.2)            30.5

Cash and equivalents, beginning of period                               97.2             19.7
                                                               -------------    -------------

Cash and equivalents, end of period                            $        97.0    $        50.2
                                                               =============    =============

Supplemental disclosure of cash flow information:
    Interest                                                   $        13.9    $         1.6
    Income taxes                                               $         2.0    $          --


      See accompanying notes to condensed consolidated financial statements

                                  DRESSER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (IN MILLIONS)
                                   (UNAUDITED)


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc. under the laws of the state of Delaware. The certificate of incorporation was amended and restated on April 9, 2001. As used in this report, the terms "Dresser", "the Company", "we" or "us" refer to Dresser, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

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

     In connection with the recapitalization in April 2001, Dresser made payments to Halliburton Company of approximately $1,300 to redeem common equity and purchase the stock of foreign subsidiaries. The recapitalization transactions and related expenses were financed through the issuance of $300 of senior subordinated debt (the "2001 notes"), $720 of borrowings under the credit facility, and approximately $400 of common equity contributed by DEG Acquisition LLC, an entity owned by First Reserve Corporation and Odyssey Investment Partners Fund, LP.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2001.

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

NOTE 2. BUSINESS SEGMENT INFORMATION

     We operate under three reportable segments: flow control, measurement systems and power systems. The business segments are organized around the products and services provided to the customers each serves.

     Flow Control. The flow control segments designs, manufactures and markets valves and actuators. These products are used to start, stop and monitor the flow of liquids and gases and to protect process equipment from excessive pressure. The flow control segment markets its products under well recognized brand names, including Masoneilan(R), Grove(R), Consolidated(R) and Ledeen(TM).

     Measurement Systems. The measurement systems segment consists of two primary product groups. The first, retail fueling, is a leading supplier of fuel dispensers, pumps, peripherals and point-of-sale systems and software for the retail fueling industry. The second, measurement, is a leading supplier of natural gas meters, regulators, digital and analog pressure and temperature gauges and transducers and specialty couplings and connectors. These systems and other products are used to measure and monitor liquids and gases. Our measurement systems group markets its products and services under well recognized brand names including Wayne(R), Ashcroft(R), Mooney(TM), Roots(TM) and Dresser(R).

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

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                      2002             2001
                                                   -----------      -----------
Revenues:
    Flow Control                                   $     185.3      $     137.4
    Measurement Systems                                  121.6            136.5
    Power Systems                                         74.0             88.7
    Eliminations                                          (0.7)            (1.2)
                                                   -----------      -----------
Total                                              $     380.2      $     361.4
                                                   ===========      ===========

Operating income:
    Flow Control                                   $      21.7      $      16.7
    Measurement Systems                                    8.2              8.9
    Power Systems                                          6.1             13.7
    Corporate                                             (3.3)            (1.9)
                                                   -----------      -----------
Total                                              $      32.7      $      37.4
                                                   ===========      ===========

NOTE 3.  RECEIVABLES

     Accounts receivable are stated at their estimated net realizable value. Included in receivables are notes receivable of $9.8 and $7.6 as of March 31, 2002 and December 31, 2001, respectively. Allowances for doubtful accounts of $5.6 and $5.4 as of March 31, 2002 and December 31, 2001, respectively are netted in the receivable balance.

NOTE 4.  INVENTORIES

     Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (LIFO) method. Non-United States inventories are valued on a first-in, first-out (FIFO) basis.

     Inventories on a LIFO method represented $81.0 and $91.0 of our inventories as of March 31, 2002 and December 31, 2001, respectively. The excess of FIFO over LIFO costs as of March 31, 2002 and December 31, 2001, were $69.8 and $72.2, respectively. Inventories are summarized as follows:

                                                       MARCH 31,     DECEMBER 31,
                                                          2002          2001
                                                       ----------    ----------
Finished products and parts                            $    190.1    $    203.0
In-process products and parts                               120.7         105.4
Raw materials and supplies                                   82.7          89.8
                                                       ----------    ----------
         Total inventory                               $    393.5    $    398.2
Less:
   LIFO reserve and full absorption                         (66.1)        (67.9)
   Progress payments on contracts                            (2.8)         (2.0)
                                                       ----------    ----------
         Inventories, net                              $    324.6    $    328.3
                                                       ==========    ==========

NOTE 5. ACCOUNTS AND NOTES PAYABLE

     Accounts and notes payable at March 31, 2002 and December 31, 2001, consisted of the following:

                                                        MARCH 31,    DECEMBER 31,
                                                          2002          2001
                                                       -----------   -----------
Short-term notes payable                               $      37.2   $      39.3
Current portion of long-term debt                              4.8          25.0
Accounts payable                                             164.0         181.0
                                                       -----------   -----------
         Total                                         $     206.0   $     245.3
                                                       ===========   ===========

NOTE 6. DEBT

     In March 2002, we issued an additional $250 of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% and accrued interest from October 15, 2001. We recorded a $6.3 premium that will be amortized over the term of the notes, and be recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility.

     In March 2002, we also obtained an amendment to the credit facility. The amendment revised certain financial covenants to provide us with greater operating flexibility. The amendment also modified the amount that the Tranche B term loan of the credit facility can be increased from $95 to $195.

     Fees paid in connection with the issuance of the notes and the amendment were $5.5 and $1.0, respectively at the time of closing. The deferred financing fees will be amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the terms of the respective debt.

     The principle balance of our Euro Tranche A term loan was significantly reduced with the use of proceeds from the note offering. As a result, an interest rate swap, which was designated as a hedge on the Euro Tranche A, became ineffective and no longer eligible to receive accounting treatment as a hedge. As a result, changes in the fair market value of the interest rate swap will be recorded through earnings rather than accumulated other comprehensive income. The unrealized loss was reclassified from accumulated other comprehensive income and we recorded a charge to earnings of $0.6, which is reflected in interest expense in our condensed consolidated statement of operations.

NOTE 7. COMPREHENSIVE INCOME

     The following table sets forth the components of comprehensive income, net of income tax expense:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ----------------------------
                                                             2002            2001
                                                         ------------    ------------
Net income                                               $       17.2    $       19.5
Other comprehensive income
    Foreign currency translation adjustment                       1.8            (4.5)
    Unrealized loss on derivative instruments                    (0.5)           (2.1)
                                                         ------------    ------------
Comprehensive income                                     $       18.5    $       12.9
                                                         ============    ============

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

      These environmental laws also impose liability for personal injury or property damage related to releases of hazardous substances. Permits are required for operation of the Company's businesses, and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company believes it is substantially in compliance with these laws and permitting requirements. The Company's businesses also are subject to regulation under substantial, various and changing federal, state, local and foreign laws and regulations which allow regulatory authorities and private parties to compel (or seek reimbursement for) cleanup of environmental contamination at sites now or formerly owned or operated by the Company's businesses and at facilities where their waste is or has been disposed. Going forward, the Company expects to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, the Company does not expect those costs, in the aggregate, to be material.

     In April 2001, the Company completed the recapitalization transaction. Halliburton originally acquired the Company's businesses as part of its acquisition of Dresser Industries in 1998. Dresser Industries' operations consisted of the Company's businesses, as well as other operating units. As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. The Company has not historically incurred, and in the future the Company does not believe that it will incur, any material liability as a result of the past use of asbestos in products manufactured by these other units of Dresser Industries, or as a result of the past use of asbestos in products manufactured by the Company's businesses or any predecessor entities of the Company's businesses.

     Pursuant to the recapitalization agreement, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be "excluded liabilities," whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of the Company's businesses. The recapitalization agreement further provides, subject to certain limitations and exceptions, that Halliburton will indemnify the Company and hold it harmless against losses and liabilities that the Company actually incurs which arise out of or result from "excluded liabilities," as well certain other liabilities in existence as of the closing of the recapitalization transaction. The maximum aggregate amount of losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

     The Company is responsible for evaluating and addressing the environmental impact of sites where the Company is operating or has maintained operations. As a result, the Company spends money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements, or to respond to claims by third parties.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles".

     SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and eliminates the pooling of interest method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase accounting method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard did not have any effect on our consolidated financial statements.

     SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and eliminates the requirement to amortize goodwill and indefinite lived assets, addresses the amortization of intangible assets with defined lives and requires impairment testing of intangible assets. Accordingly, as of January 1, 2002, we no longer amortize goodwill and will perform a transitional impairment test of our existing goodwill by June 30, 2002 and annual impairments thereafter. We are still evaluating the impact that the transitional impairment test will have on our financial position and results of operations. There have been no changes to the carrying value of our goodwill since December 31, 2001 other than changes resulting from foreign currency translation. If goodwill amortization was excluded in the three months ended March 31, 2001, our net income would have increased by approximately $2.1 to $21.6.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are currently evaluating the impact this statement will have on our financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. There was no impact to our operating results or financial position as a result of adopting this standard.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 64, "Extinguishment of Debts Made to Satisfy Sinking Fund Requirements," amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" established accounting requirements for the effects of the transition to the provisions of the Motor Carrier Act of 1980. As the transition is complete, SFAS No. 44 is no longer necessary. This statement also amends SFAS No. 13, "Accounting for Leases" and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We do not believe the adoption of this statement will have a material effect on our financial position or results of operations.

NOTE 10.  SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with our senior subordinated notes due 2011 (the "Notes"), certain of our subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, our obligation to pay principal and interest on the Notes on a full and unconditional basis. The guarantors of the Notes will include only our wholly-owned domestic subsidiaries. The following supplemental consolidating condensed financial information presents the balance sheet as of March 31, 2002 and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001, respectively. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the wholly-owned subsidiaries using the equity method.

                                  DRESSER, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                        SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                                         PARENT         GUARANTORS    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      -------------   -------------  -------------   -------------   -------------
ASSETS
Current Assets:
   Cash and equivalents                               $        55.7   $          --  $        41.3   $          --   $        97.0
   Receivables, net                                           143.8              --          167.2              --           311.0
   Inventories, net                                           166.4              --          158.2              --           324.6
   Other current assets                                         4.8              --            9.1              --            13.9
                                                      -------------   -------------  -------------   -------------   -------------
Total current assets                                          370.7              --          375.8              --           746.5

Property, plant and equipment, net                            156.7              --           72.9              --           229.6
Investments in consolidated subsidiaries                         --           758.3             --          (758.3)             --
Investment in unconsolidated subsidiaries                       0.2              --            5.6              --             5.8
Long-term receivables and other assets                         72.6              --           16.6              --            89.2
Deferred tax assets                                            95.6              --            0.9              --            96.5
Goodwill, net                                                 114.1             9.3          283.8              --           407.2
Intangibles, net                                                2.4              --            2.7              --             5.1

                                                      -------------   -------------  -------------   -------------   -------------
Total assets                                          $       812.3   $       767.6  $       758.3   $      (758.3)  $     1,579.9
                                                      =============   =============  =============   =============   =============


LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts and notes payable                         $        75.5   $          --  $       130.5   $          --   $       206.0
   Contract advances                                            4.8              --            4.4              --             9.2
   Accrued expenses                                            80.4              --           51.1              --           131.5
                                                      -------------   -------------  -------------   -------------   -------------
Total current liabilities                                     160.7              --          186.0              --           346.7

Pension and other retiree benefits                            224.5              --          (16.6)             --           207.9
Long-term debt                                              1,007.2              --            7.4              --         1,014.6
Other liabilities                                              17.2              --           18.6              --            35.8
Commitments and contingencies
                                                      -------------   -------------  -------------   -------------   -------------
Total liabilities                                           1,409.6              --          195.4              --         1,605.0

Shareholders' (deficit) equity:
Shareholders' (deficit) equity, net                          (602.0)          767.6          640.2          (799.6)            6.2
Accumulated other comprehensive loss                            4.7              --          (77.3)           41.3           (31.3)
                                                      -------------   -------------  -------------   -------------   -------------
Total shareholders' (deficit) equity                         (597.3)          767.6          562.9          (758.3)          (25.1)
                                                      -------------   -------------  -------------   -------------   -------------
Total liabilities and shareholders' (deficit) equity  $       812.3   $       767.6  $       758.3   $      (758.3)  $     1,579.9
                                                      =============   =============  =============   =============   =============

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                  SUBSIDIARY    NON-GUARANTOR                   TOTAL
                                                    PARENT        GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ------------   ------------   ------------   ------------   ------------
Revenues                                          $      244.2   $         --   $      163.6   $      (27.6)  $      380.2
Cost of revenues                                         180.3             --          120.6          (27.5)         273.4
                                                  ------------   ------------   ------------   ------------   ------------
     Gross profit                                         63.9             --           43.0           (0.1)         106.8
Selling, engineering, administrative and general
expenses                                                  46.4             --           27.8           (0.1)          74.1
                                                  ------------   ------------   ------------   ------------   ------------
Operating income                                          17.5             --           15.2             --           32.7
Equity income of consolidated subsidiaries                  --           22.3             --          (22.3)            --
Interest expense                                         (17.8)            --           (2.8)            --          (20.6)
Other income (deductions), net                             0.3             --            9.9             --           10.2
                                                  ------------   ------------   ------------   ------------   ------------
Income before taxes                                         --           22.3           22.3          (22.3)          22.3
Provision for income Taxes                                  --           (8.6)          (5.1)           8.6           (5.1)
                                                  ------------   ------------   ------------   ------------   ------------
Net income (loss)                                 $         --   $       13.7   $       17.2   $      (13.7)  $       17.2
                                                  ============   ============   ============   ============   ============

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                           SUBSIDIARY    NON-GUARANTOR                    TOTAL
                                                              PARENT       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           ------------   ------------   ------------   ------------   ------------
Revenues                                                   $      253.9             --   $      136.0   $      (28.5)  $      361.4
Cost of revenues                                                  182.8             --           94.6          (27.3)         250.1
                                                           ------------   ------------   ------------   ------------   ------------
     Gross profit                                                  71.1             --           41.4           (1.2)         111.3
Selling, engineering, administrative and general expenses          50.6             --           24.5           (1.2)          73.9
                                                           ------------   ------------   ------------   ------------   ------------
Operating income                                                   20.5             --           16.9             --           37.4
Equity income of consolidated subsidiaries                           --           16.3             --          (16.3)            --
Interest expense                                                     --             --           (0.8)            --           (0.8)
Other income (deductions), net                                     (1.8)            --            0.2             --           (1.6)
                                                           ------------   ------------   ------------   ------------   ------------
Income before taxes                                                18.7           16.3           16.3          (16.3)          35.0
Provision for income taxes                                         (7.2)          (6.3)          (8.3)           6.3          (15.5)
                                                           ------------   ------------   ------------   ------------   ------------
Net income (loss)                                          $       11.5   $       10.0   $        8.0   $      (10.0)  $       19.5
                                                           ============   ============   ============   ============   ============

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                    SUBSIDIARY    NON-GUARANTOR                   TOTAL
                                                       PARENT       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    ------------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
Net income                                          $         --   $       13.7   $       17.2   $      (13.7)  $       17.2
Adjustments to reconcile net income
  cash flow provided by operating activities:
     Depreciation and amortization                           7.2             --            3.7             --           10.9
     Equity earnings of unconsolidated
     affiliates                                               --             --           (0.7)            --           (0.7)
     Changes in working capital                            (10.9)            --           (6.7)            --          (17.6)
                                                    ------------   ------------   ------------   ------------   ------------
Net cash (used in) provided by operating                    (3.7)          13.7           13.5          (13.7)           9.8
activities

Cash flows from investing activities:
     Capital expenditures                                   (3.8)            --           (1.0)            --           (4.8)
                                                    ------------   ------------   ------------   ------------   ------------
Net cash used in investing activities                       (3.8)            --           (1.0)            --           (4.8)

Cash flows from financing activities:
     Changes  in intercompany activity                     (67.6)         (13.7)          67.6           13.7             --
     Proceeds from the issuance of long term debt          256.3             --             --             --          256.3
     Repayment of debt (including current portion)        (158.3)            --          (95.7)            --         (254.0)
     Decrease in short-term notes payable                     --             --           (2.1)            --           (2.1)
     Payment of deferred financing fees                     (6.3)            --           (0.2)            --           (6.5)
                                                    ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing                    24.1          (13.7)         (30.4)          13.7           (6.3)
activities

Effect of translation adjustments on cash                     --             --            1.1             --            1.1
Net increase (decrease) in cash and equivalents             16.6             --          (16.8)            --           (0.2)
Cash and equivalents, beginning of period                   30.9             --           66.3             --           97.2
                                                    ------------   ------------   ------------   ------------   ------------
Cash and equivalents, end of period                 $       47.5   $         --   $       49.5   $         --   $       97.0
                                                    ============   ============   ============   ============   ============

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                      SUBSIDIARY     NON-GUARANTOR                      TOTAL
                                                        PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     -------------   -------------   -------------   -------------   -------------
Cash flows from operating activities:
Net income                                           $        11.5   $        10.0   $         8.0   $       (10.0)  $        19.5
Adjustments to reconcile net income
  cash flow provided by operating activities:
     Depreciation and amortization                             7.7              --             5.8              --            13.5
     Equity earnings of unconsolidated
     affiliates                                                 --              --            (0.1)             --            (0.1)
     Changes in working capital                               98.9              --           (21.5)             --            77.4
                                                     -------------   -------------   -------------   -------------   -------------
Net cash provided by (used in) operating activities          118.1            10.0            (7.8)          (10.0)          110.3

Cash flows from investing activities:
     Capital expenditures                                     (4.1)             --            (2.1)             --            (6.2)
                                                     -------------   -------------   -------------   -------------   -------------
Net cash used in investing activities                         (4.1)             --            (2.1)             --            (6.2)

Cash flows from financing activities:
     Changes equity in intercompany activity                (125.9)          (10.0)           16.7            10.0          (109.2)
     Decrease in short-term notes payable                       --              --            (4.3)             --            (4.3)
     Cash overdrafts                                          13.3              --            27.9              --            41.2
                                                     -------------   -------------   -------------   -------------   -------------
Net cash (used in) provided by financing
activities:                                                 (112.6)          (10.0)           40.3            10.0           (72.3)

Effect of translation adjustments on cash                       --              --            (1.3)             --            (1.3)
Net increase in cash and equivalents                           1.4              --            29.1              --            30.5
Cash and equivalents, beginning of period                      5.5              --            14.2              --            19.7

                                                     -------------   -------------   -------------   -------------   -------------
Cash and equivalents, end of period                  $         6.9   $          --   $        43.3   $          --   $        50.2
                                                     =============   =============   =============   =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in Part I--Business--Certain Risk Factors in our 2001 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities. In our Annual Report on Form 10-K for the year ended December 31, 2001, we identified and disclosed critical accounting policies, which included revenue recognition, inventory obsolescence, product warranties and income taxes. We reviewed our policies and have determined that those critical policies remain and have not changed since December 31, 2001.

OVERVIEW

     We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and power systems. We sell our products and services to customers, which include major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the three months ended March 31, 2002, consisted of North America (56.6%), Europe/Africa (23.3%), Latin America (6.1%), Asia (9.8%) and the Middle East (4.2%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

     For the three months ended March 31, 2002, we generated revenue of $380.2 million, operating income of $32.7 million and earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $43.6 million.

MARKET FORCES

     Our product offerings include valves, instruments, meters, natural gas fueled engines, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

     Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers' level of cash flow. Our customer's cash flow and their outlook for future natural gas prices effects their capital spending which drives demand for our products. Our customers have publicly indicated they intend to reduce their capital spending in 2002, and these reductions will negatively impact our business. In the latter part of 2001, energy demand and oil and natural gas prices declined significantly. Excess capacity in the natural gas compression industry resulted in substantial revenue declines in our power systems segment in the first quarter of 2002 as compared to the first quarter of 2001. We also saw weakness in the retail fueling and instrument business of our measurement systems due to the reduced capital spending on retail fuel equipment and softness in the industrial economy in the first quarter of 2002. We do not foresee any significant improvement in market conditions in the second quarter of 2002. We expect EBITDA in the second quarter of 2002 to decrease compared to the second quarter of 2001 and increase slightly compared to the first quarter of 2002.

STAND-ALONE COMPANY

     The quarterly condensed consolidated financial statements for periods presented prior to March 31, 2001 have been derived from the consolidated financial statements of the DEG business unit of Halliburton. The preparation of this information was based on certain assumptions and estimates including allocations of costs from Halliburton, which we believe are reasonable. These quarterly condensed consolidated financial statements may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if our company had been a separate, stand-alone entity during the periods presented prior to March 31, 2001.

EFFECTS OF CURRENCY FLUCTUATIONS AND INFLATION

     We conduct operations in over 100 countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with Euro-related and other currencies also being significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. We have not, however, sought to hedge currency translation risk. We expect to continue these hedging policies going forward. Significant depreciation in the value of the Euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under our credit facility, if not offset by pricing in those markets.

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

DEPRECIATION AND AMORTIZATION

     Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided using the straight-line method over the estimated useful lives of the assets. Expenditures for improvements that extend the life of the asset are generally capitalized. Intangible assets primarily consist of goodwill and patents. In January 2002, we adopted SFAS No. 142 and stopped amortizing goodwill. For the three months ended March 31, 2001 we recorded approximately $2.1 million of amortization expense related to goodwill. Depreciation and amortization for the three months ended March 31, 2002 and 2001 was $10.9 million and $13.5 million, respectively, with the decrease primarily related to the absence of amortization of goodwill.

INCOME TAXES

     Prior to March 31, 2001, our operations had been included in the tax returns submitted by various Halliburton operating companies. The tax amounts reflected in our historical results have been allocated based on the amounts expected to be paid to or received from the various Halliburton operating companies filing tax returns in which our operations were included. In connection with the recapitalization transactions, a Section 338(h)(10) election was made to allow the recapitalization of our domestic businesses to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes our U.S. assets were stepped up to their fair market value and we will be able to depreciate those assets using a higher basis than the historical amount. We expect that these tax assets will result in a substantial decrease in our cash taxes, and therefore increase our cash available for debt service or investment in our business over the next few years.

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

BOOKINGS AND BACKLOG

     Bookings include orders placed during the period whether or not filled. Backlog as of any date represents the value of orders left unfilled as of that date.

RESULTS OF OPERATIONS

     The following table presents selected financial information regarding each of our segments for the three months ended March 31, 2002 and 2001, respectively.

                                     THREE MONTHS ENDED                PERIOD TO PERIOD
                                          MARCH 31,                         CHANGE
                                -----------------------------   -----------------------------
                                                                   2002 TO             %
                                    2002            2001             2001            CHANGE
                                -------------   -------------   -------------   -------------
                                                        (in millions)
Revenues:
    Flow Control                $       185.3   $       137.4   $        47.9            34.9%
    Measurement Systems                 121.6           136.5           (14.9)          (10.9)%
    Power Systems                        74.0            88.7           (14.7)          (16.6)%
    Eliminations                         (0.7)           (1.2)            0.5           (41.7)%
                                -------------   -------------   -------------   -------------
Total                           $       380.2   $       361.4   $        18.8             5.2%
                                =============   =============   =============   =============

Operating income:
    Flow Control                $        21.7   $        16.7   $         5.0            29.9%
    Measurement Systems                   8.2             8.9            (0.7)           (7.9)%
    Power Systems                         6.1            13.7            (7.6)          (55.5)%
    Corporate                            (3.3)           (1.9)           (1.4)           73.7%
                                -------------   -------------   -------------   -------------
Total                           $        32.7   $        37.4   $        (4.7)          (12.6)%
                                =============   =============   =============   =============

Bookings:
    Flow Control                $       190.0   $       162.2   $        27.8            17.1%
    Measurement Systems                 125.5           143.2           (17.7)          (12.4)%
    Power Systems                        69.2            86.8           (17.6)          (20.3)%
    Corporate                              --              --              --              --
                                -------------   -------------   -------------   -------------
Total                           $       384.7   $       392.2   $        (7.5)           (1.9)%
                                =============   =============   =============   =============

Backlog:
    Flow Control                $       308.7   $       221.1   $        87.6            39.6%
    Measurement Systems                  79.8            77.2             2.6             3.4%
    Power Systems                        47.9            90.3           (42.4)          (47.0)%
    Corporate                            (3.1)           (5.3)            2.2           (41.5)%
                                -------------   -------------   -------------   -------------
Total                           $       433.3   $       383.3   $        50.0            13.0%
                                =============   =============   =============   =============

Depreciation and amortization:
    Flow Control                $         4.0   $         5.0   $        (1.0)          (20.0)%
    Measurement Systems                   3.6             5.0            (1.4)          (28.0)%
    Power Systems                         3.3             3.3              --              --
    Corporate                              --             0.2            (0.2)         (100.0)%
                                -------------   -------------   -------------   -------------
Total                           $        10.9   $        13.5   $        (2.6)          (19.3)%
                                =============   =============   =============   =============

Capital expenditures:
    Flow Control                $         1.7   $         1.0   $         0.7            70.0%
    Measurement Systems                   1.5             3.7            (2.2)          (59.5)%
    Power Systems                         1.6             1.5             0.1             6.7%
    Corporate                              --              --              --              --
                                -------------   -------------   -------------   -------------
Total                           $         4.8   $         6.2   $        (1.4)          (22.6)%
                                =============   =============   =============   =============

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

CONSOLIDATED

     Revenues. Revenues increased by $18.8 million, or 5.2 %, to $380.2 million in 2002 from $361.4 million in 2001. The increase in revenues was attributable to increases in our flow control segment, which offset decreases in both our measurement and power system segments. Our flow control segment benefited from the acquisitions of Entech and Elliot Valve made in the second and third quarter of 2001. Our measurement and power systems segments were negatively impacted by weakness in the general industrial economy, low capital spending on retail fuel equipment, and significant declines in demand for natural gas engines used for gas compression, as compared to the first quarter of 2001.

     Cost of revenues. Cost of revenues as a percentage of revenues increased to 71.9% in 2002 from 69.2% in 2001. Higher manufacturing costs and an unfavorable product mix affected our flow control segment. In addition, our power system segment was negatively impacted by reduced manufacturing volume and resulting inefficiencies and lower manufacturing absorption as compared to the first quarter of 2001.

     Gross Profit. Gross profit decreased by $4.5 million, or 4.0% to $106.8 million in 2002 from $111.3 million in 2001. As a percentage of revenues, gross profit also decreased from 30.8% in 2001 to 28.1% in 2002, primarily as a result of the factors discussed above.

     Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased by $0.2 million to $74.1 million in 2002 from $73.9 million in 2001. Selling, engineering, administrative and general expenses decreased as a percentage of revenues, to 19.5% of revenues in 2002 from 20.4% of revenues in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions were generally offset by the suspension of goodwill amortization in 2002. In addition, selling, engineering, administrative and general expenses in 2001 included $4.0 million of expenses related to the closure of a manufacturing facility.

     Operating Income. Operating income decreased by $4.7 million or 12.6%, to $32.7 million in 2002 from $37.4 million in 2001. The decline was primarily a result from declines in our power systems segment.

     Bookings and Backlog. Bookings during the 2002 period of $384.7 million were 1.9% below bookings during the same period in 2001. Increased bookings in our flow control segment were offset by declines in our measurement and power systems segments. Backlog at March 31, 2002 period was $433.3 million compared to $383.3 million at March 31, 2001, a 13.0% increase. The increase in backlog was primarily attributable to increased backlog in our flow control segment.

SEGMENT ANALYSIS

     Flow Control. Revenues increased by $47.9 million, or 34.9%, to $185.3 million in 2002 from $137.4 million in 2001. Increases in our flow control segment in part were attributable to the acquisitions of Entech and Elliot Valve made in the second and third quarter of 2001. Revenues attributable to these acquisitions were approximately $19.8 million with the remainder of the increase attributable to increased volume in our on/off valve and our control valve product lines.

     Operating income increased by $5.0 million, or 29.9%, to $21.7 million in 2002 from $16.7 million in 2001. Increases in operating income were due in part to the acquisitions, as discussed above, which contributed approximately $1.4 million to the increase, with the remaining increase resulting from increased volume.

     Bookings during the 2002 period of $190.0 million were 17.1% above bookings during the 2001 period. Backlog at March 31, 2002 was $308.7 million, or 39.6% above backlog at March 31, 2001. This increase in both bookings and backlog were driven by contributions from acquisitions, which accounted for $17.8 million and $31.2 million, respectively, as well as increased orders in our on/off valve product lines.

     Capital expenditures increased by $0.7 million to $1.7 million in 2002 from $1.0 million in 2001. The increase is primarily a result of capital expenditures made by Entech and Elliot Valve; two companies which were acquired, in the second and third quarter of 2001. Depreciation and amortization decreased by $1.0 million to $4.0 million in 2002 from $5.0 million in 2001. The decrease is primarily a result of the suspension of amortization of goodwill in 2002, with the implementation of SFAS No. 142, as compared to $1.6 million of amortization expense recorded in 2001. This was offset in part with increased depreciation expense associated with increased capital expenditures.

     Measurement Systems. Revenues decreased by $14.9 million, or 10.9%, to $121.6 million in 2002 from $136.5 million in 2001. The decrease in revenues was in large part to the continued weakness in the U.S. general industrial economy and low capital spending on retail fuel equipment.

     Operating income decreased by $0.7 million to $8.2 million in 2002, or 7.9%, compared to the prior year. In 2001, we recorded a $4.0 million in expenses related to the closure and relocation of a retail fuel dispenser facility. Excluding these expenses, operating income would have decreased by $4.7 million resulting from the impact of lower sales volume.

     Bookings during the 2002 period of $125.5 million were 12.4% below bookings during the 2001 period. Backlog at the end of the 2002 period was $79.8 million, or 3.4% above backlog at the end of the 2001.

     Capital expenditures decreased by $2.2 million to $1.5 million in 2002 from $3.7 million in 2001. Depreciation and amortization decreased by $1.4 million to $5.0 million in 2002 from $3.6 million in 2001. The decrease is in part a result of the suspension of amortization of goodwill in 2002, with the implementation of SFAS No. 142, as compared to $0.5 million of amortization expense recorded in 2001.

     Power Systems. Revenues decreased by $14.7 million, or 16.6%, to $74.0 million in 2002 from $88.7 million in 2001. In the latter part of 2001 energy demand and natural gas prices declined significantly. In the first quarter of 2002, we experienced decreases in sales of original equipment in our gas compression industry of approximately $7.8 million and aftermarket part sales also declined by approximately $4.4 million. During the first quarter of 2001, revenues were positively affected by increased prices for natural gas, which drove higher levels of customer spending. Demand for new engines and aftermarket parts used in distributed power applications experienced growth. Revenues were particularly strong in the first quarter of 2001 for aftermarket parts and upgrade kits as customers in the gas compression industry experienced increased utilization in their engines.

     Operating income decreased by $7.6 million, or 55.5%, to $6.1 million in 2002 from $13.7 million in 2001. Our operating income was primarily impacted by declines in orders for engines used in gas compression as well as aftermarket sales, as discussed above.

     Capital expenditures increased by $0.1 million to $1.6 million in 2002 from $1.5 million in 2001. Depreciation and amortization remained constant at $3.3 million. The implementation of SFAS No. 142 did not impact amortization expense for this segment, as no amortization of goodwill was recorded in this segment in 2001.

     Bookings during the 2002 period of $69.2 million were 20.3% below bookings during the 2001 period, and continued to experience a downward trend throughout the quarter. Backlog at the end of the 2002 period was $47.9 million, or 47.0% below backlog at the end of the 2001 period. Declines in both bookings and backlogs were due to a significant decrease in demand due to the lower prices of natural gas as compared to the first quarter of 2001.

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

     Our primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and borrowings under the revolving credit portion of our credit facility.

     Cash and cash equivalents were $97.0 million and $50.2 million for the three months ended March 31, 2002 and 2001 respectively. A significant portion of our cash and cash equivalent balances is utilized in our international operations and may not be immediately available to service debt in the United States.

     Net cash flow provided by operating activities was $9.8 million and $110.3 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2001, we were still a part of Halliburton's central cash disbursement system. These advances from Halliburton were reflected as cash flows from operations.

     Net cash flow used in investing activities was $4.8 million and $6.2 million for the three months ended March 31, 2002 and 2001, respectively. The cash flow used in investing activities resulted from capital expenditures for both the three months ended March 31, 2002 and 2001, respectively.

     Net cash flow used in financing activities was $6.3 million for the three months ended March 31, 2002, resulting primarily from the issuance of the additional senior subordinated notes, offset by the repayment of debt with the use of the proceeds from the notes and the payment of deferred financing fees. Net cash flow used in financing activities was $72.3 million for the three months ended March 31, 2001 resulting primarily from the net distributions made to Halliburton.

     In March 2002, we issued an additional $250 million of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% and accrued interest from October 15, 2001. We recorded a $6.3 million premium that will be amortized over the term of the notes, and be recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. Fees paid in connection with the issuance were approximately $5.5 million.

     In March 2002, we also obtained an amendment to our credit facility. The amendment revised certain financial covenants to provide us with greater operating flexibility. The amendment also modified the amount that Tranche B term loan of the credit facility can be increased from $95 million to $195 million. Fees paid in connection with the amendment were approximately $1.0 million.

     As of March 31, 2002, we had $556.3 of senior subordinated notes (including a $6.3 million premium), $6.4 million under the Tranche A term loans and $451.6 million Tranche B term loan under the credit facility, and $5.1 million of other long term debt. In addition, we have a $100.0 million revolving credit facility, subject to certain conditions, of which $70.1 million was available and $29.9 million was reserved for letters of credit as of March 31, 2002.

     The following tables set forth the contractual cash commitments for debt and lease obligations as well as commitments for the next several years:

                                                                                                 2007 AND
                                       2002        2003        2004        2005       2006      THEREAFTER     TOTAL
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                       (IN MILLIONS)
CONTRACTUAL CASH OBLIGATIONS
Long-Term Debt(1)                   $      4.5  $      6.4  $      6.6  $      7.0  $      7.1  $    981.5  $  1,013.1
Capital Lease Obligations                  1.2         1.0         0.8         0.6         0.7         0.5         4.8
Operating Leases                          10.3        11.2         9.7         7.5         4.4        10.8        53.9
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total Contractual Cash Obligations  $     16.0  $     18.6  $     17.1  $     15.1  $     12.2  $    992.8  $  1,071.8
                                    ==========  ==========  ==========  ==========  ==========  ==========  ==========

                                                                                                2007 AND
                                       2002        2003        2004        2005       2006      THEREAFTER     TOTAL
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                       (IN MILLIONS)
COMMITMENTS
Letters of Credit                   $     27.9  $      1.8  $      0.2  $       --  $       --  $       --  $     29.9
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total Commitments                   $     27.9  $      1.8  $      0.2  $       --  $       --  $       --  $     29.9
                                    ==========  ==========  ==========  ==========  ==========  ==========  ==========

(1)  Excludes a $6.3 premium which will be amortized over the term of the notes

     Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under the new credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings, working capital reductions and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our new credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the credit facility and the notes, on commercially reasonable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles".

     SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and eliminates the pooling of interest method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase accounting method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard did not have any effect on our consolidated financial statements.

     SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and eliminates the requirement to amortize goodwill and indefinite lived assets, addresses the amortization of intangible assets with defined lives and requires impairment testing of intangible assets. Accordingly, as of January 1, 2002, we no longer amortize goodwill and will perform a transitional impairment test of our existing goodwill by June 30, 2002 and annual impairments thereafter. We are still evaluating the impact that the transitional impairment test will have on our financial position and results of operations. There have been no changes to the carrying value of our goodwill since December 31, 2001 other than changes resulting from foreign currency translation. If goodwill amortization was excluded in the first quarter of 2001, our first quarter net income would have increased by approximately $2.1 million to $21.6 million.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. There was no impact to our operating results and financial position as a result of adopting this standard.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 64, "Extinguishment of Debts Made to Satisfy Sinking Fund Requirements," amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" established accounting requirements for the effects of the transition to the provisions of the Motor Carrier Act of 1980. As the transition is complete, SFAS No. 44 is no longer necessary. This statement also amends SFAS No. 13, "Accounting for Leases" and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We do not believe the adoption of this statement will have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use forward exchange contracts to manage our exposures to movements in the value of foreign currencies and interest rates. It is our policy to utilize these financial instruments only where necessary to finance our business and manage such exposures. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. We do not enter into these transactions for speculative purposes.

     We are exposed to foreign currency fluctuation as a result of our international sales, production and investment activities. Our foreign currency risk management objective is to reduce the variability in the amount of expected future cash flows from sales and purchases that are the result of changes in exchange rates relative to the business unit's functional currency. We use forward exchange to hedge certain firm commitments and the related receivables and payables. Generally, all firmly committed and anticipated transactions that are hedged are to be recognized within twelve months.

     Our financial performance is also exposed to movements in short-term floating market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows, and to reduce overall borrowing costs.

     The following tables provide information about our derivative instruments and other financial instruments that are sensitive to foreign currency exchange rates and changes in interest rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on the implied forward rate in the yield curve. For interest rates swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                                           2002      2003       2004     2005      2006   THEREAFTER  TOTAL   FAIR VALUE
                                          -------   -------   -------   -------   ------- ----------  ------- ----------
                                                                          (IN MILLIONS)
RELATED FORWARD CONTRACTS TO SELL USD
British Pound
     Notional Amount ...................  $   3.4   $    --   $    --   $    --   $    --   $    --   $   3.4  $  (0.1)
     Avg. Contract Rate ................     1.45        --        --        --        --        --
Euro
     Notional Amount ...................  $   7.8   $    --   $    --   $    --   $    --   $    --   $   7.8  $  (0.3)
     Avg. Contract Rate ................     0.91        --        --        --        --        --
RELATED FORWARD CONTRACTS TO SELL
EUROS
United States Dollar
     Notional Amount ...................  $  80.0   $    --   $    --   $    --   $    --   $    --   $  80.0  $  (0.5)
     Avg. Contract Rate ................     0.89        --        --        --        --        --
British Pound
     Notional Amount ...................  $   3.3   $    --   $    --   $    --   $    --   $    --   $   3.3  $    --
     Avg. Contract Rate ................     0.63        --        --        --        --        --
Canadian Dollar
     Notional Amount ...................  $   0.1   $    --   $    --   $    --   $    --   $    --   $   0.1  $    --
     Avg. Contract Rate ................      1.4        --        --        --        --        --
RELATED FORWARD CONTRACTS TO SELL ZAR
United States Dollar
     Notional Amount ...................  $   0.6   $    --   $    --   $    --   $    --   $    --   $   0.6  $    --
     Avg. Contract Rate ................    11.90        --        --        --        --        --
Euro
     Notional Amount ...................  $   0.4   $    --   $    --   $    --   $    --   $    --   $   0.4  $    --
     Avg. Contract Rate ................    10.38        --        --        --        --        --
LONG-TERM DEBT
U.S. Dollar Functional Currency
     Fixed Rate ........................  $    --   $    --   $    --   $    --   $    --   $ 556.3   $ 556.3  $ 567.9
     Average Interest Rate .............     9.38%     9.38%     9.38%     9.38%     9.38%     9.38%
     Variable Rate .....................  $   3.4   $   5.1   $   5.3   $   5.7   $   5.6   $ 430.5   $ 455.6  $ 455.6
     Average Interest Rate .............     7.00%     8.84%     9.42%     9.63%    10.27%     9.62%
Euro Functional Currency
     Variable Rate .....................  $   0.1   $   0.5   $   0.6   $   0.7   $   0.9   $   0.5   $   3.3  $   3.3
     Average Interest Rate .............     6.08%     7.95%     8.56%     8.77%     9.23%     8.53%
     Fixed Rate ........................  $   1.0   $   0.8   $   0.7   $   0.6   $   0.6   $   0.5   $   4.2  $   4.1
     Average Interest Rate .............     4.23%     4.29%     4.33%     4.38%     4.26%     4.36%
INTEREST RATE SWAPS
     Pay Fixed/Receive Variable ........  $   5.2   $ 204.1   $    --   $    --   $    --   $    --   $ 209.3  $  (3.0)
     Average Pay Rate ..................     4.48%     4.48%       --        --        --        --
     Average Receive ...................     3.57%     4.49%       --        --        --        --

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

     The Company is involved in various legal proceedings, none of which are deemed material for reporting purposes. Information relating to various commitments and contingencies are described in Note 8 of the financial statements in this Form 10-Q.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     On March 25, 2002, we issued $250 million of 9 3/8% of senior subordinated notes, due April 10, 2011 under Rule 144A and Regulation S under the Securities Act. The proceeds of the notes were used to repay existing indebtedness under our credit facility. In April 2002, we filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") relating to an exchange offer of these notes, which are due April 15, 2011. The exchange offer gives holders of these notes the opportunity to exchange these old notes for new notes that are registered under the Securities Act of 1933. The new notes will be identical in all material respects to the old notes except that the new notes will be registered. On May 13, 2002, we announced the offer to exchange up to $250 million of our registered Series B 9 3/8% senior subordinated notes due 2011 for our outstanding unregistered Series A 9 3/8% senior subordinated notes due 2011. The exchange offer will expire at 5:00 p.m. eastern standard time on June 26, 2002, unless we, in our sole discretion, decide to extend the offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits

 EXHIBIT
   NO.                                DESCRIPTION OF EXHIBIT

 *3.1 Certificate of Incorporation of Modern Acquisition, Inc. filed on March 28, 2002

 *3.2    Bylaws of Modern Acquisition, Inc.

 *4.1 Registration Rights Agreement dated March 20, 2002 among Dresser, Inc,, the Guarantors and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation.

 *4.2 Amendment No. 1 to the Credit Agreement dated March 13, 2002 among Dresser, Inc. as U.S. Borrower and D.I. Luxembourg S.A.R.L. as the Euro Borrower and the Lenders named therein

 *4.3 Third Supplemental Indenture dated as of April 24, 2002, among Modern Acquisition, Inc., Dresser, Inc. the other Guarantors named in the Indentured dated as of April 10, 2001 and State Street Bank and Trust Company, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011

*10.1 Executive Employment agreement dated January 29, 2001 between Dresser and Stuart M. Brightman

*10.2 Executive Employment agreement dated February 1, 2002 between Dresser and J. Scott Matthews

*10.3 Executive Employment agreement dated January 29, 2001 between Dresser and Dale B. Mikus

*10.4 Executive Employment agreement dated January 29, 2001 between Dresser and Frank P. Pittman

*10.5 Executive Employment agreement dated January 29, 2001 between Dresser and James F. Riegler

*10.6 Executive Employment agreement dated February 18, 2002 between Dresser and Charles S. Wolley

* Filed previously as an exhibit to our Registration Statement on Form S-4, dated April 25, 2002 (file No. 333-86924) and incorporated by reference herein.

b.)      Reports on Form 8-K

     Current Report on Form 8-K of Dresser dated February 28, 2002 reporting under Item 9. Regulation FD regarding the announcement its earnings for the quarter and year ended December 31, 2001.

     Current Report on Form 8-K of Dresser dated March 19, 2002 reporting under
Item 9. Regulation FD regarding the announcement of a senior subordinated note offering.

                                   SIGNATURES

     AS REQUIRED BY THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS AUTHORIZED THIS REPORT TO BE SIGNED ON BEHALF OF THE REGISTRANT BY THE UNDERSIGNED AUTHORIZED INDIVIDUALS.

                                           DRESSER, INC.



Date:  May 15, 2002                 By:  /s/       Patrick M. Murray
                                       ----------------------------------------
                                                   Patrick M. Murray
                                            President, Chief Executive Officer




                                         /s/   James A. Nattier
                                       ----------------------------------------
                                               James A. Nattier
                                             Executive Vice President
                                              Chief Financial Officer




                                         /s/   Dale B. Mikus
                                       ----------------------------------------
                                               Dale B. Mikus
                                            Vice President - Finance and
                                            Chief Accounting Officer