Form 10-Q/A
period 2002-03-31
DRESSER INC
filed 2002-08-14
CIK 1140415

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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


                        15455 DALLAS PARKWAY, SUITE 1100
                              ADDISON, TEXAS 75001
               Address of principal executive offices) (zip code)

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
 Yes  X    No
     ---      ---

The number of shares outstanding of Class A and Class B Common Stock (par value $.001 per share) as of May 9, 2002 was 10,488,222 and 1,159,486, respectively.

================================================================================

                                EXPLANATORY NOTE


      Dresser, Inc. ("Dresser" or the "Company") amends its report on Form 10-Q for the period ending March 31, 2002, filed with the Commission on May 15, 2002, to revise the treatment of certain debt issuance costs and the extinguishment of a liability as originally reported its condensed consolidated financial statements for such period. The revisions do not affect cash provided by operating activities during such period, or cash and cash equivalents as of March 31, 2002.

     Debt issuance costs, which are reflected on the Company's condensed consolidated balance sheets in long-term receivables and other assets, have been reduced by $22.2 million. Of this reduction, as of March 31, 2002:

     o $8.6 million has been reclassified as an increase to shareholder's deficit as the costs were associated with the issuance of stock rather than debt

     o $12.9 million has been written off as a result of a substantial repayment of associated debt during the quarter ended March 31, 2002; and

     o $0.7 million reflects an increase to amortization expense associated with debt issuance costs to correct for an understatement of the expense in the first quarter of 2002.

     Both the charge of $12.9 million and the correction of amortization expense of $0.7 million have been reflected as an increase to interest expense on the Company's condensed consolidated statements of operations for the quarter ended March 31, 2002.

     In addition, during the quarter ended March 31, 2002 we extinguished a liability of $9.3 million related to the Company's recapitalization in April 2001, and we accounted for this transaction as other income on the Company's condensed consolidated statements of operations. We have revised these financial statements to reflect the extinguishment of the liability as a decrease to shareholder's deficit, and as a result of the reversal, other income was reduced by $9.3 million.

     As a result of these adjustments, net income for the quarter ended March 31, 2002 was reduced from $17.2 million to a net loss of $0.4 million, and total shareholders deficit was increased from $25.1 million to $42.0 million.

                                  DRESSER, INC.

                                      INDEX


                                                                                                                  PAGE
                                                                                                                   NO.
                                                                                                                  ----

                                                 PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS
                Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and
                2001 (unaudited) .............................................................................       3
                Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001..       4
                Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and
                2001 (unaudited) .............................................................................       5
                Notes to Condensed Consolidated Financial Statements as of March 31, 2002 (unaudited) ........       6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........      20

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................      28


                                                  PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS.............................................................................      29

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................      29

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K:
                Exhibits......................................................................................      30
                Reports on Form 8-K...........................................................................      30

SIGNATURES      ..............................................................................................      31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  DRESSER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       -----------------------------
                                                                           2002            2001
                                                                       -------------   -------------
                                                                         Restated

Revenues                                                                      $380.2         $361.4
Cost of revenues                                                               273.4          250.1
                                                                         -----------    -----------
     Gross profit                                                              106.8          111.3
Selling, engineering, administrative and general expenses                       74.1           73.9
                                                                         -----------    -----------
Operating income                                                                32.7           37.4
Interest expense                                                               (34.2)          (0.8)
Other income (deductions), net                                                   0.9           (1.6)
                                                                         -----------    -----------
(Loss) income before taxes                                                      (0.6)          35.0
Benefit (provision) for income taxes                                             0.2          (15.5)
                                                                         -----------    -----------
Net (loss) income                                                              $(0.4)         $19.5
                                                                         ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                                  DRESSER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)


                                                                          MARCH 31,       DECEMBER 31,
                                                                             2002             2001
                                                                          ---------       ------------
                                                                          Restated

ASSETS
Current assets:
     Cash and equivalents                                                 $   97.0          $   97.2
     Receivables, net                                                        311.0             316.2
     Inventories, net                                                        324.6             328.3
     Other current assets                                                     13.9              10.4
                                                                          --------          --------
          Total current assets                                               746.5             752.1

Property, plant and equipment, net                                           229.6             235.9
Investments in unconsolidated subsidiaries                                     5.8               4.8
Long-term receivables and other assets                                        67.0              86.8
Deferred tax assets                                                           96.5              95.6
Goodwill, net                                                                407.2             408.7
Intangibles, net                                                               5.1               5.8
                                                                          --------          --------
           Total assets                                                   $1,557.7          $1,589.7
                                                                          ========          ========


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts and notes payable                                           $  206.0          $  245.3
     Contract advances                                                         9.2              10.5
     Accrued expenses                                                        126.2             137.2
                                                                          --------          --------
          Total current liabilities                                          341.4             393.0

Pension and other retiree benefits                                           207.9             214.3
Long-term debt                                                             1,014.6           1,000.0
Other liabilities                                                             35.8              26.0
Commitments and contingencies
                                                                          --------          --------
          Total liabilities                                                1,599.7           1,633.3
Shareholders' deficit:
Common stock, $0.001 par value; issued and outstanding:
Class A - 10,488,222, Class B - 909,486 in 2002 and 2001
     Shareholders' deficit, net                                              (10.7)            (11.0)
     Accumulated other comprehensive loss                                    (31.3)            (32.6)
                                                                          --------          --------
          Total shareholders' deficit                                        (42.0)            (43.6)
                                                                          --------          --------
          Total liabilities and shareholders' deficit                     $1,557.7          $1,589.7
                                                                          ========          ========


      See accompanying notes to condensed consolidated financial statements

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     2002             2001
                                                                                    -------          -------
                                                                                   Restated

Cash flows from operating activities:
Net (loss) income                                                                   $  (0.4)         $  19.5
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
    Depreciation and amortization                                                      10.9             13.5
    Equity earnings of unconsolidated affiliates                                       (0.7)            (0.1)
    Loss on repayment of debt                                                          12.9               --
Other changes, net
    Receivables                                                                         5.2              1.1
    Inventories                                                                         3.7            (10.4)
    Accounts payable                                                                   (7.7)           (20.1)
    Other, net                                                                        (14.1)           106.8
                                                                                    -------          -------
         Net cash provided by operating activities                                      9.8            110.3
                                                                                    -------          -------

Cash flows from investing activities:

    Capital expenditures                                                               (4.8)            (6.2)
                                                                                    -------          -------
         Net cash used in investing activities                                         (4.8)            (6.2)
                                                                                    -------          -------

Cash flow from financing activities:
    Changes in intercompany activities                                                   --           (109.2)
    Proceeds from the issuance of long-term debt                                      256.3               --
    Repayment of long-term debt (including current portion)                          (254.0)              --
    Decrease in short-term notes payable                                               (2.1)            (4.3)
    Payment of deferred financing fees                                                 (6.5)              --
    Cash overdrafts                                                                      --             41.2
                                                                                    -------          -------
         Net cash used in financing activities                                         (6.3)           (72.3)
                                                                                    -------          -------

Effect of translation adjustments on cash                                               1.1             (1.3)
                                                                                    -------          -------

Net (decrease) increase in cash and equivalents                                        (0.2)            30.5

Cash and equivalents, beginning of period                                              97.2             19.7

                                                                                    -------          -------
Cash and equivalents, end of period                                                 $  97.0          $  50.2
                                                                                    =======          =======

Supplemental disclosure of cash flow information:
    Interest                                                                        $  13.9          $   1.6
    Income taxes                                                                    $   2.0          $    --

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

     We have amended our condensed consolidated financial statements the period ending March 31, 2002, to revise the treatment of certain debt issuance costs and the extinguishment of a liability as originally reported our condensed consolidated financial statements for such period. The revisions do not affect cash provided by operating activities during such period, or cash and cash equivalents as of March 31, 2002.

     Debt issuance costs, which are reflected our condensed consolidated balance sheets in long-term receivables and other assets, have been reduced by $22.2. Of this reduction, as of March 31, 2002:

     o $8.6 was reclassified as an increase to shareholder's deficit as the costs were associated with the issuance of stock rather than debt

     o $12.9 has been written off as a result of a substantial repayment of associated debt during the quarter ended March 31, 2002; and

     o $0.7 million reflects an increase to amortization expense associated with debt issuance costs to correct for an understatement of the expense in the first quarter of 2002. .

     Both the charge of $12.9 and the correction of amortization expense of $0.7 have been reflected as an increase to interest expense is our condensed consolidated statements of operations for the quarter ended March 31, 2002.

     In addition, during the quarter ended March 31, 2002 we extinguished a liability of $9.3 related to the Company's recapitalization in April 2001, and we accounted for this transaction as other income on the Company's condensed consolidated statements of operations. We have revised these financial statements to reflect the extinguishment of the liability as a decrease to shareholder's deficit, and as a result of the reclassification, other income was reduced by $9.3.

     As a result of these adjustments, net income for the quarter ended March 31, 2002 was reduced from $17.2 to a net loss of $0.4, and total shareholders deficit was increased from $25.1 to $42.0.

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

NOTE 2. BUSINESS SEGMENT INFORMATION

     We operate under three reportable segments: flow control, measurement systems and power systems. The business segments are organized around the products and services provided to the customers each serves. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. As a result, starting in the second quarter of 2002, the operating units that comprise each reportable segment will change, although we will still report under three reportable segments. This reorganization is not reflected in the discussion of segment reporting for the quarter ended March 31, 2002 included in this report.

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

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                        2002           2001
                                                     --------        --------

Revenues:
    Flow Control                                     $  185.3        $  137.4
    Measurement Systems                                 121.6           136.5
    Power Systems                                        74.0            88.7
    Eliminations                                         (0.7)           (1.2)
                                                     --------        --------
Total                                                $  380.2        $  361.4
                                                     ========        ========


Operating income:
    Flow Control                                     $   21.7        $   16.7
    Measurement Systems                                   8.2             8.9
    Power Systems                                         6.1            13.7
    Corporate                                            (3.3)           (1.9)
                                                     --------        --------
Total                                                $   32.7        $   37.4
                                                     ========        ========

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

     Inventories on a LIFO method represented $81.0 and $91.0 of our inventories as of March 31, 2002 and December 31, 2001, respectively. The excess of FIFO over LIFO costs as of March 31, 2002 and December 31, 2001, were $69.8 and $72.2, respectively. Inventories are summarized as follows:

                                                                MARCH 31,     DECEMBER 31,
                                                                  2002            2001
                                                                ---------     ------------

Finished products and parts                                     $  190.1        $  203.0
In-process products and parts                                      120.7           105.4
Raw materials and supplies                                          82.7            89.8
                                                                --------        --------
         Total inventory                                        $  393.5        $  398.2

Less:
   LIFO reserve and full absorption                                (66.1)          (67.9)
   Progress payments on contracts                                   (2.8)           (2.0)
                                                                --------        --------
         Inventories, net                                       $  324.6        $  328.3
                                                                ========        ========

NOTE 5. ACCOUNTS AND NOTES PAYABLE

     Accounts and notes payable at March 31, 2002 and December 31, 2001, consisted of the following:

                                                               MARCH 31,     DECEMBER 31,
                                                                 2002            2001
                                                               ---------     ------------

Short-term notes payable                                        $  37.2         $  39.3
Current portion of long-term debt                                   4.8            25.0
Accounts payable                                                  164.0           181.0
                                                                -------         -------
         Total                                                  $ 206.0         $ 245.3
                                                                =======         =======

NOTE 6. DEBT

     In March 2002, we issued an additional $250 of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% and accrued interest from October 15, 2001. We recorded a $6.3 premium that will be amortized over the term of the notes, and be recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. This repayment significantly reduced the principal balances of the Tranche A term loans. As a result, we recorded a loss of $12.9, which represented a write-off of an allocable portion of the unamortized debt issuance costs. This loss has been reflected in interest expense in our condensed consolidated financial statements.

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

     The principal balance of our Euro Tranche A term loan was significantly reduced with the use of proceeds from the note offering. As a result, an interest rate swap, which was designated as a hedge on the Euro Tranche A, became ineffective and no longer eligible to receive accounting treatment as a hedge. As a result, changes in the fair market value of the interest rate swap will be recorded through earnings rather than accumulated other comprehensive income. The unrealized loss was reclassified from accumulated other comprehensive income and we recorded a charge to earnings of $0.6, which is reflected in interest expense in our condensed consolidated statement of operations.

NOTE 7. COMPREHENSIVE INCOME

     The following table sets forth the components of comprehensive income, net of income tax expense:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                              2002         2001
                                                             -----        ------
                                                           Restated

Net (loss) income                                            $ (0.4)       $  19.5
Other comprehensive income
    Foreign currency translation adjustment                     1.8           (4.5)
    Unrealized loss on derivative instruments                  (0.5)          (2.1)
                                                             ------        -------
Comprehensive income                                         $  0.9        $  12.9
                                                             ======        =======

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

     The Company has not historically incurred, and in the future the Company does not believe that it will incur, any material liability as a result of the past use of asbestos in products manufactured by the units of Dresser Industries retained by Halliburton, or as a result of the past use of asbestos in products manufactured by the businesses currently owned by the Company or any predecessor entities of those businesses.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 64, "Extinguishment of Debts Made to Satisfy Sinking Fund Requirements," amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" established accounting requirements for the effects of the transition to the provisions of the Motor Carrier Act of 1980. As the transition is complete, SFAS No. 44 is no longer necessary. This statement also amends SFAS No. 13, "Accounting for Leases" and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. During March 2002, we substantially repaid the principal balances of our Tranche A term loans, and as a result, we recorded a loss of $12.9, which represented the write-off of unamortized debt issuance costs. These costs have been reflected as interest expense in our condensed consolidated statements of operations, and have not been classified as an extraordinary item.

NOTE 10. SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with our senior subordinated notes due 2011 (the "Notes"), certain of our subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, our obligation to pay principal and interest on the Notes on a full and unconditional basis. The guarantors of the Notes will include only our wholly-owned domestic subsidiaries. The following supplemental consolidating condensed financial information presents the balance sheet as of March 31, 2002 and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001, respectively. In the consolidating condensed financial statements, investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

                                  DRESSER, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)
                                   (restated)

                                                                              SUBSIDIARY  NON-GUARANTOR                    TOTAL
                                                                   PARENT     GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                  --------    ----------  -------------  ------------  ------------
ASSETS
Current Assets:
   Cash and equivalents                                           $   55.7      $     --     $   41.3     $      --      $   97.0
   Receivables, net                                                  143.8            --        167.2            --         311.0
   Inventories, net                                                  166.4            --        158.2            --         324.6
   Other current assets                                                4.8            --          9.1            --          13.9
                                                                  --------      --------     --------     ---------      --------
Total current assets                                                 370.7            --        375.8            --         746.5

Property, plant and equipment, net                                   156.7            --         72.9            --         229.6
Investments in consolidated subsidiaries                             575.0         565.7           --      (1,140.7)           --
Investment in unconsolidated subsidiaries                              0.2            --          5.6            --           5.8
Long-term receivables and other assets                                50.4            --         16.6            --          67.0
Deferred tax assets                                                   95.6            --          0.9            --          96.5
Goodwill, net                                                        114.1           9.3        283.8            --         407.2
Intangibles, net                                                       2.4            --          2.7            --           5.1

                                                                  --------      --------     --------     ---------      --------
Total assets                                                      $1,365.1      $  575.0     $  758.3     $(1,140.7)     $1,557.7
                                                                  ========      ========     ========     =========      ========


LIABILITIES AND SHAREHOLDERS' (DEFICIT)  EQUITY

Current liabilities:
   Accounts and notes payable                                     $   75.5      $     --     $  130.5     $      --      $  206.0
   Contract advances                                                   4.8            --          4.4            --           9.2
   Accrued expenses                                                   77.9            --         48.3            --         126.2
                                                                  --------      --------     --------     ---------      --------
Total current liabilities                                            158.2            --        183.2            --         341.4

Pension and other retiree benefits                                   224.5            --        (16.6)           --         207.9
Long-term debt                                                     1,007.2            --          7.4            --       1,014.6
Other liabilities                                                     17.2            --         18.6            --          35.8
Commitments and contingencies
                                                                  --------      --------     --------     ---------      --------
Total liabilities                                                  1,407.1            --        192.6            --       1,599.7

Shareholders' (deficit) equity:
Shareholders' (deficit) equity, net                                  (46.7)        575.0        643.0      (1,182.0)        (10.7)
Accumulated other comprehensive loss                                   4.7            --        (77.3)         41.3         (31.3)
                                                                  --------      --------     --------     ---------      --------
Total shareholders' (deficit) equity                                 (42.0)        575.0        565.7      (1,140.7)        (42.0)
                                                                  --------      --------     --------     ---------      --------
Total liabilities and shareholders' (deficit) equity              $1,365.1      $  575.0     $  758.3     $(1,140.7)     $1,557.7
                                                                  ========      ========     ========     =========      ========

                                  DRESSER, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                  (IN MILLIONS)


                                                                        SUBSIDIARY  NON-GUARANTOR                    TOTAL
                                                             PARENT     GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            --------    ----------  -------------  ------------  ------------
                                                          (unaudited)   (unaudited)  (unaudited)    (unaudited)

ASSETS
Current Assets:
   Cash and equivalents                                     $   30.9      $     --     $   66.3      $     --      $   97.2
   Receivables, net                                            143.5            --        172.7            --         316.2
   Inventories, net                                            171.3            --        157.0            --         328.3
   Other current assets                                          2.9            --          7.5            --          10.4
                                                            --------      --------     --------      --------      --------
Total current assets                                           348.6            --        403.5            --         752.1

Property, plant and equipment, net                             159.8            --         76.1            --         235.9
Investments in consolidated subsidiaries                       437.8         428.5           --        (866.3)           --
Investment in unconsolidated subsidiaries                        0.4            --          4.4            --           4.8
Long-term receivables and other assets                          67.5            --         19.3            --          86.8
Deferred tax assets                                             95.6            --           --            --          95.6
Goodwill, net                                                  114.2           9.3        285.2            --         408.7
Intangibles, net                                                 2.6            --          3.2            --           5.8

                                                            --------      --------     --------      --------      --------
Total assets                                                $1,226.5      $  437.8     $  791.7      $ (866.3)     $1,589.7
                                                            ========      ========     ========      ========      ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts and notes payable                               $   74.9      $     --     $  170.4      $     --      $  245.3
   Contract advances                                             4.4            --          6.1            --          10.5
   Accrued expenses                                             44.2            --         93.0            --         137.2
                                                            --------      --------     --------      --------      --------
Total current liabilities                                      123.5            --        269.5            --         393.0

Pension and other retiree benefits                             214.3            --           --            --         214.3
Long-term debt                                                 913.6            --         86.4            --       1,000.0
Other liabilities                                               18.7            --          7.3            --          26.0
Commitments and contingencies
                                                            --------      --------     --------      --------      --------
Total liabilities                                            1,270.1            --        363.2            --       1,633.3

Shareholders' (deficit) equity:
Shareholders' (deficit) equity, net                            (47.9)        437.8        506.7        (907.6)        (11.0)
Accumulated other comprehensive income (loss)                    4.3            --        (78.2)         41.3         (32.6)
                                                            --------      --------     --------      --------      --------
Total shareholders' (deficit) equity                           (43.6)        437.8        428.5        (866.3)        (43.6)
                                                            --------      --------     --------      --------      --------
Total liabilities and shareholders' (deficit) equity        $1,226.5      $  437.8     $  791.7      $ (866.3)     $1,589.7
                                                            ========      ========     ========      ========      ========

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)
                                   (restated)

                                                                        SUBSIDIARY  NON-GUARANTOR                    TOTAL
                                                             PARENT     GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            --------    ----------  -------------  ------------  ------------

Revenues                                                    $ 244.2       $    --      $ 163.6        $ (27.6)      $ 380.2
Cost of revenues                                              180.3            --        120.6          (27.5)        273.4
                                                            -------       -------      -------        -------       -------
     Gross profit                                              63.9            --         43.0           (0.1)        106.8
Selling, engineering, administrative and general
expenses                                                       46.4            --         27.8           (0.1)         74.1
                                                            -------       -------      -------        -------       -------
Operating income                                               17.5            --         15.2             --          32.7
Equity income of consolidated subsidiaries                      7.9           7.9           --          (15.8)           --
Interest expense                                              (31.4)           --         (2.8)            --         (34.2)
Other income (deductions), net                                  0.3            --          0.6             --           0.9
                                                            -------       -------      -------        -------       -------
Income before taxes                                            (5.7)          7.9         13.0          (15.8)         (0.6)
Benefit (provision) for income taxes                            5.3            --         (5.1)            --           0.2
                                                            -------       -------      -------        -------       -------
Net income (loss)                                           $  (0.4)      $   7.9      $   7.9        $ (15.8)      $  (0.4)
                                                            =======       =======      =======        =======       =======

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                        SUBSIDIARY  NON-GUARANTOR                    TOTAL
                                                             PARENT     GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            --------    ----------  -------------  ------------  ------------

Revenues                                                    $ 253.9            --      $ 136.0       $ (28.5)       $ 361.4
Cost of revenues                                              182.8            --         94.6         (27.3)         250.1
                                                            -------       -------      -------       -------        -------
     Gross profit                                              71.1            --         41.4          (1.2)         111.3
Selling, engineering, administrative and general
  expenses                                                     50.6            --         24.5          (1.2)          73.9
                                                            -------       -------      -------       -------        -------
Operating income                                               20.5            --         16.9            --           37.4
Equity income of consolidated subsidiaries                      8.0           8.0           --         (16.0)            --
Interest expense                                                 --            --         (0.8)           --           (0.8)
Other income (deductions), net                                 (1.8)           --          0.2            --           (1.6)
                                                            -------       -------      -------       -------        -------
Income before taxes                                            26.7           8.0         16.3         (16.0)          35.0
Provision for income taxes                                     (7.2)           --         (8.3)           --          (15.5)
                                                            -------       -------      -------       -------        -------
Net income (loss)                                           $  19.5       $   8.0      $   8.0       $ (16.0)       $  19.5
                                                            =======       =======      =======       =======        =======

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)
                                   (RESTATED)

                                                                        SUBSIDIARY  NON-GUARANTOR                    TOTAL
                                                             PARENT     GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            --------    ----------  -------------  ------------  ------------
Cash flows from operating activities:
Net loss (income)                                           $  (0.4)     $   7.9       $   7.9       $ (15.8)      $  (0.4)
Adjustments to reconcile net income
  cash flow provided by operating activities:
     Depreciation and amortization                              7.2           --           3.7            --          10.9
     Loss on repayment of debt                                 12.9           --            --            --          12.9
     Equity earnings of consolidated affiliates                (7.9)        (7.9)           --          15.8            --
     Equity earnings of unconsolidated
     affiliates                                                  --           --          (0.7)           --          (0.7)
     Changes in working capital                                (7.3)          --          (5.6)           --         (12.9)
                                                            -------      -------       -------       -------       -------
Net cash (used in) provided by operating                        4.5           --           5.3            --           9.8
activities

Cash flows from investing activities:
     Capital expenditures                                      (3.8)          --          (1.0)           --          (4.8)
                                                            -------      -------       -------       -------       -------
Net cash used in investing activities                          (3.8)          --          (1.0)           --          (4.8)

Cash flows from financing activities:
     Changes  in intercompany activity                        (67.6)          --          67.6            --            --
     Proceeds from the issuance of long term debt             256.3           --            --            --         256.3
     Repayment of debt (including current portion)           (158.3)          --         (95.7)           --        (254.0)
     Decrease in short-term notes payable                        --           --          (2.1)           --          (2.1)
     Payment of deferred financing fees                        (6.3)          --          (0.2)           --          (6.5)
                                                            -------      -------       -------       -------       -------
Net cash provided by (used in) financing                       24.1           --         (30.4)           --          (6.3)
activities

Effect of translation adjustments on cash                        --           --           1.1            --           1.1
Net increase (decrease) in cash and equivalents                24.8           --         (25.0)           --          (0.2)
Cash and equivalents, beginning of period                      30.9           --          66.3            --          97.2

                                                            -------      -------       -------       -------       -------
Cash and equivalents, end of period                         $  55.7      $    --       $  41.3       $    --       $  97.0
                                                            =======      =======       =======       =======       =======

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                        SUBSIDIARY  NON-GUARANTOR                    TOTAL
                                                             PARENT     GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            --------    ----------  -------------  ------------  ------------


Cash flows from operating activities:
Net income                                                  $   19.5     $    8.0    $    8.0        $  (16.0)     $   19.5
Adjustments to reconcile net income
  cash flow provided by operating activities:
     Depreciation and amortization                               7.7           --         5.8              --          13.5
     Equity earnings of consolidated affiliates                 (8.0)        (8.0)         --            16.0            --
     Equity earnings of unconsolidated
     affiliates                                                   --           --        (0.1)             --          (0.1)
     Changes in working capital                                 98.9           --       (21.5)             --          77.4
                                                            --------     --------    --------        --------      --------
Net cash provided by (used in) operating activities            118.1           --        (7.8)             --         110.3

Cash flows from investing activities:
     Capital expenditures                                       (4.1)          --        (2.1)             --          (6.2)
                                                            --------     --------    --------        --------      --------
Net cash used in investing activities                           (4.1)          --        (2.1)             --          (6.2)

Cash flows from financing activities:
     Changes equity in intercompany activity                  (125.9)          --        16.7              --        (109.2)
     Decrease in short-term notes payable                         --           --        (4.3)             --          (4.3)
     Cash overdrafts                                            13.3           --        27.9              --          41.2
                                                            --------     --------    --------        --------      --------
Net cash (used in) provided by financing
activities:                                                   (112.6)          --        40.3              --         (72.3)

Effect of translation adjustments on cash                         --           --        (1.3)             --          (1.3)
Net increase in cash and equivalents                             1.4           --        29.1              --          30.5
Cash and equivalents, beginning of period                        5.5           --        14.2              --          19.7

                                                            --------     --------    --------        --------      --------
Cash and equivalents, end of period                         $    6.9     $     --    $   43.3        $     --      $   50.2
                                                            ========     ========    ========        ========      ========

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

BUSINESS SEGMENT INFORMATION

     We operate under three reportable segments: flow control, measurement systems and power systems. The business segments are organized around the products and services provided to the customers each serves. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. As a result, starting in the second quarter of 2002, the operating units that comprise each reportable segment will change, although we will still report under three reportable segments. This reorganization is not reflected in the discussion of segment reporting for the quarter ended March 31, 2002 included in this report.

RESULTS OF OPERATIONS

     The following table presents selected financial information regarding each of our segments for the three months ended March 31, 2002 and 2001, respectively.

                                                             THREE MONTHS ENDED        PERIOD TO PERIOD
                                                                  MARCH 31,                 CHANGE
                                                            --------------------      -------------------
                                                                                      2002 TO         %
                                                              2002         2001        2001        CHANGE
                                                            -------      -------      -------      ------
                                                                            (in millions)

Revenues:
    Flow Control                                            $ 185.3      $ 137.4      $  47.9         34.9%
    Measurement Systems                                       121.6        136.5        (14.9)       (10.9)%
    Power Systems                                              74.0         88.7        (14.7)       (16.6)%
    Eliminations                                               (0.7)        (1.2)         0.5        (41.7)%
                                                            -------      -------      -------       ------
Total                                                       $ 380.2      $ 361.4      $  18.8          5.2%
                                                            =======      =======      =======       ======

Operating income:
    Flow Control                                            $  21.7      $  16.7      $   5.0         29.9%
    Measurement Systems                                         8.2          8.9         (0.7)        (7.9)%
    Power Systems                                               6.1         13.7         (7.6)       (55.5)%
    Corporate                                                  (3.3)        (1.9)        (1.4)        73.7%
                                                            -------      -------      -------       ------
Total                                                       $  32.7      $  37.4      $  (4.7)       (12.6)%
                                                            =======      =======      =======       ======

Bookings:
    Flow Control                                            $ 190.0      $ 162.2      $  27.8         17.1%
    Measurement Systems                                       125.5        143.2        (17.7)       (12.4)%
    Power Systems                                              69.2         86.8        (17.6)       (20.3)%
    Corporate                                                    --           --           --           --
                                                            -------      -------      -------       ------
Total                                                       $ 384.7      $ 392.2      $  (7.5)        (1.9)%
                                                            =======      =======      =======       ======

Backlog:
    Flow Control                                            $ 308.7      $ 221.1      $  87.6         39.6%
    Measurement Systems                                        79.8         77.2          2.6          3.4%
    Power Systems                                              47.9         90.3        (42.4)       (47.0)%
    Corporate                                                  (3.1)        (5.3)         2.2        (41.5)%
                                                            -------      -------      -------       ------
Total                                                       $ 433.3      $ 383.3      $  50.0         13.0%
                                                            =======      =======      =======       ======

Depreciation and amortization:
    Flow Control                                            $   4.0      $   5.0      $  (1.0)       (20.0)%
    Measurement Systems                                         3.6          5.0         (1.4)       (28.0)%
    Power Systems                                               3.3          3.3           --           --
    Corporate                                                    --          0.2         (0.2)      (100.0)%
                                                            -------      -------      -------       ------
Total                                                       $  10.9      $  13.5      $  (2.6)       (19.3)%
                                                            =======      =======      =======       ======

Capital expenditures:
    Flow Control                                            $   1.7      $   1.0      $   0.7         70.0%
    Measurement Systems                                         1.5          3.7         (2.2)       (59.5)%
    Power Systems                                               1.6          1.5          0.1          6.7%
    Corporate                                                    --           --           --           --
                                                            -------      -------      -------       ------
Total                                                       $   4.8      $   6.2      $  (1.4)       (22.6)%
                                                            =======      =======      =======       ======

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

     Our primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

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

     In March 2002, we issued an additional $250 million of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% and accrued interest from October 15, 2001. We recorded a $6.3 million premium that will be amortized over the term of the notes, and be recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. Fees paid in connection with the issuance were approximately $5.5 million. This repayment significantly reduced the principal balances of the Tranche A term loans. As a result, we recorded a loss of $12.9 million, which represented a write-off of an allocable portion of the unamortized debt issuance costs. This loss has been reflected in interest expense in our condensed consolidated financial statements.

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

     The following tables set forth the contractual cash commitments for debt and lease obligations as well as commitments for the next several years:

                                                                                                    2007 AND
                                                    2002      2003      2004      2005      2006    THEREAFTER     TOTAL
                                                    ----      ----      ----      ----      ----    ----------     -----
                                                                              (IN MILLIONS)

CONTRACTUAL CASH OBLIGATIONS
Long-Term Debt(1)                                 $   4.5   $   6.4   $   6.6   $   7.0   $   7.1     $  981.5   $  1,013.1
Capital Lease Obligations                             1.2       1.0       0.8       0.6       0.7          0.5          4.8
Operating Leases                                     10.3      11.2       9.7       7.5       4.4         10.8         53.9
                                                  -------   -------   -------   -------   -------     --------   ----------
Total Contractual Cash Obligations                $  16.0   $  18.6   $  17.1   $  15.1   $  12.2     $  992.8   $  1,071.8
                                                  =======   =======   =======   =======   =======     ========   ==========

                                                                                                    2007 AND
                                                    2002      2003      2004      2005      2006    THEREAFTER     TOTAL
                                                    ----      ----      ----      ----      ----    ----------     -----
                                                                              (IN MILLIONS)

COMMITMENTS
Letters of Credit                                 $  27.9   $  1.8    $  0.2     $  --    $  --       $  --       $  29.9
                                                  -------   ------    ------     -----    -----       -----       -------
Total Commitments                                 $  27.9   $  1.8    $  0.2     $  --    $  --       $  --       $  29.9
                                                  =======   ======    ======     =====    =====       =====       =======

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 64, "Extinguishment of Debts Made to Satisfy Sinking Fund Requirements," amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" established accounting requirements for the effects of the transition to the provisions of the Motor Carrier Act of 1980. As the transition is complete, SFAS No. 44 is no longer necessary. This statement also amends SFAS No. 13, "Accounting for Leases" and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. During March 2002, we substantially repaid the principal balances of our Tranche A term loans, and as a result, we recorded a loss of $12.9 million, which represented the write-off of unamortized debt issuance costs. These costs have been reflected as interest expense in our condensed consolidated statements of operations, and have not been classified as an extraordinary item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use forward exchange contracts to manage our exposures to movements in the value of foreign currencies and interest rates. It is our policy to utilize these financial instruments only where necessary to manage such exposures. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. We do not enter into these transactions for speculative purposes.

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

                                                  2002       2003       2004      2005       2006  THEREAFTER  TOTAL     FAIR VALUE
                                                                                 (IN MILLIONS)

RELATED FORWARD CONTRACTS TO SELL USD
British Pound
     Notional Amount                            $   3.4    $    --    $    --   $    --   $    --   $    --    $   3.4    $  (0.1)
     Avg. Contract Rate                            1.45         --         --        --        --        --
Euro
     Notional Amount                            $   7.8    $    --    $    --   $    --   $    --   $    --    $   7.8    $  (0.3)
     Avg. Contract Rate                            0.91         --         --        --        --        --
RELATED FORWARD CONTRACTS TO BUY EUR
United States Dollar
     Notional Amount                            $  80.0    $    --    $    --   $    --   $    --   $    --    $  80.0    $  (0.5)
     Avg. Contract Rate                            0.89         --         --        --        --        --
British Pound
     Notional Amount                            $   3.3    $    --    $    --   $    --   $    --   $    --    $   3.3    $    --
     Avg. Contract Rate                            0.63         --         --        --        --        --
Canadian Dollar
     Notional Amount                            $   0.1    $    --    $    --   $    --   $    --   $    --    $   0.1    $    --
     Avg. Contract Rate                             1.4         --         --        --        --        --
RELATED FORWARD CONTRACTS TO SELL ZAR
United States Dollar
     Notional Amount                            $   0.6    $    --    $    --   $    --   $    --   $    --    $   0.6    $    --
     Avg. Contract Rate                           11.90         --         --        --        --        --
Euro
     Notional Amount                            $   0.4    $    --    $    --   $    --   $    --   $    --    $   0.4    $    --
     Avg. Contract Rate                           10.38         --         --        --        --        --
LONG-TERM DEBT
U.S. Dollar Functional Currency
     Fixed Rate                                 $    --    $    --    $    --   $    --   $    --   $ 556.3    $ 556.3    $ 567.9
     Average Interest Rate                         9.38%      9.38%                          9.38%     9.38%      9.38%      9.38%
     Variable Rate                              $   3.4    $   5.1    $   5.3   $   5.7   $   5.6   $ 430.5    $ 455.6    $ 455.6
     Average Interest Rate                         7.00%      8.84%                          9.42%     9.63%     10.27%      9.62%
Euro Functional Currency
     Variable Rate                              $   0.1    $   0.5    $   0.6   $   0.7   $   0.9   $   0.5    $   3.3    $   3.3
     Average Interest Rate                         6.08%      7.95%                          8.56%     8.77%      9.23%      8.53%
     Fixed Rate                                 $   1.0    $   0.8    $   0.7   $   0.6   $   0.6   $   0.5    $   4.2    $   4.1
     Average Interest Rate                         4.23%      4.29%                          4.33%     4.38%      4.26%      4.36%
INTEREST RATE SWAPS
     Pay Fixed/Receive Variable                 $   5.2    $ 204.1    $    --   $    --   $    --   $    --    $ 209.3    $  (3.0)
     Average Pay Rate                              4.48%      4.48%        --        --        --        --
     Average Receive                               3.57%      4.49%        --        --        --        --


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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)  Exhibits

 EXHIBIT
 NUMBER                                DESCRIPTION OF EXHIBIT

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

                                         DRESSER, INC.



Date:  August 14, 2002                   By:  /s/ Patrick M. Murray
                                            -----------------------------------
                                                      Patrick M. Murray
                                             President, Chief Executive Officer




                                              /s/ James A. Nattier
                                            -----------------------------------
                                                        James A. Nattier
                                                    Executive Vice President
                                                    Chief Financial Officer




                                              /s/ Dale B. Mikus
                                            -----------------------------------
                                                        Dale B. Mikus
                                                 Vice President - Finance and
                                                   Chief Accounting Officer