Form 10-Q
period 2002-06-30
DRESSER INC
filed 2002-08-14
CIK 1140415

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The number of shares outstanding of common stock (par value $0.01 per share) as of August 8, 2002 was 1,000.

================================================================================

                                  DRESSER, INC.

                                      INDEX


                                                                                                                   PAGE
                                                                                                                    NO.
                                                                                                                  ------


                                                 PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS
                Condensed Consolidated Statements of Operations for the three and six months ended June 30,
                2002 and 2001 (unaudited) ....................................................................       3
                Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001...       4
                Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and
                2001 (unaudited) .............................................................................       5
                Notes to Condensed Consolidated Financial Statements as of June 30, 2002 (unaudited) .........       6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........      22

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................      40


                                                  PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS.............................................................................      41

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................      41

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K:
                Exhibits......................................................................................      42
                Reports on Form 8-K...........................................................................      42

SIGNATURES      ..............................................................................................      43

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  DRESSER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                  ------------------------------      ------------------------------
                                                      2002             2001               2002              2001
                                                  ------------      ------------      ------------      ------------
Revenues                                          $      420.1      $      373.4      $      800.3      $      734.9

Cost of revenues                                         302.7             257.5             576.1             507.6
                                                  ------------      ------------      ------------      ------------

      Gross profit                                       117.4             115.9             224.2             227.3

Selling, engineering, administrative
and general expenses
    and general expenses                                  82.8              73.1             156.9             147.1
                                                  ------------      ------------      ------------      ------------
Operating income                                          34.6              42.8              67.3              80.2
Interest expense                                         (23.8)            (19.8)            (58.1)            (20.5)
Interest income                                            0.4               0.8               1.1               1.4
Other income (deductions), net                             1.5              (1.2)              1.8              (3.5)
                                                  ------------      ------------      ------------      ------------

Income before taxes                                       12.7              22.6              12.1              57.6

Provision for income taxes                                (4.8)             (3.9)             (4.6)            (19.4)
                                                  ------------      ------------      ------------      ------------

Net income                                        $        7.9      $       18.7      $        7.5      $       38.2
                                                  ============      ============      ============      ============

      See accompanying notes to condensed consolidated financial statements

                                  DRESSER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)


                                                                                  JUNE 30,        DECEMBER 31,
ASSETS                                                                              2002              2001
                                                                                ------------      ------------

Current assets:
     Cash and equivalents                                                       $       84.1      $       97.2
     Receivables, net                                                                  334.6             316.2
     Inventories, net                                                                  327.2             328.3
     Other current assets                                                               15.6              10.4
                                                                                ------------      ------------
          Total current assets                                                         761.5             752.1

Property, plant and equipment, net                                                     224.9             235.9
Investments in unconsolidated subsidiaries                                               6.6               4.8
Long-term receivables and other assets                                                  64.7              86.8
Deferred tax assets                                                                     96.9              95.6
Goodwill, net                                                                          427.4             408.7
Intangibles, net                                                                         5.7               5.8
                                                                                ------------      ------------
           Total assets                                                         $    1,587.7      $    1,589.7
                                                                                ============      ============



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts and notes payable                                                 $      226.7      $      245.3
     Contract advances                                                                  11.0              10.5
     Accrued expenses                                                                  143.2             137.2
                                                                                ------------      ------------

          Total current liabilities                                                    380.9             393.0

Pension and other retiree benefits                                                     200.6             214.3
Long-term debt                                                                         990.1           1,000.0
Other liabilities                                                                       33.0              26.0
Commitments and contingencies
                                                                                ------------      ------------
          Total liabilities                                                          1,604.6           1,633.3
Shareholders' deficit:
Common stock, $0.001 par value; issued and outstanding:
10,488,222 class A and 1,159,486 class B in 2002 and 10,488,222 class A and
909,486 class B in 2001
     Shareholders' equity (deficit), net                                                 7.2             (11.0)
     Accumulated other comprehensive loss                                              (24.1)            (32.6)
                                                                                ------------      ------------
          Total shareholders' deficit                                                  (16.9)            (43.6)
                                                                                ------------      ------------
          Total liabilities and shareholders' deficit                           $    1,587.7      $    1,589.7
                                                                                ============      ============



      See accompanying notes to condensed consolidated financial statements

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)




                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               ------------------------------
                                                                                   2002             2001
                                                                               ------------      ------------
Cash flows from operating activities:
Net income                                                                     $        7.5      $       38.2
Adjustments to reconcile net income to cash flow provided by operating activities:
    Depreciation and amortization                                                      21.3              26.8
    Equity earnings of unconsolidated affiliates                                       (1.8)             (1.0)
    Loss on repayment of debt                                                          13.2                --
Other changes, net
    Receivables                                                                       (14.0)            (25.0)
    Inventories                                                                        14.8             (18.9)
    Accounts payable                                                                    4.8              13.5
    Other, net                                                                         (3.5)             64.4
                                                                               ------------      ------------

         Net cash provided by operating activities                                     42.3              98.0
                                                                               ------------      ------------


Cash flows from investing activities:
    Capital expenditures                                                               (8.5)            (12.8)
    Business acquisitions                                                             (21.4)         (1,291.8)
                                                                               ------------      ------------

         Net cash used in investing activities                                        (29.9)         (1,304.6)
                                                                               ------------      ------------

Cash flow from financing activities:
    Changes in intercompany activities                                                   --            (109.3)
    Proceeds from the issuance of long-term debt                                      256.3           1,002.4
    Repayment of long-term debt (including current portion)                          (283.5)               --
    Increase in short-term notes payable                                                2.2              18.4
    Payment of deferred financing fees                                                 (8.3)               --
    Proceeds from the issuance of stock                                                10.0             369.6
    Cash overdrafts                                                                      --               8.3
                                                                               ------------      ------------
         Net cash (used in) provided by financing activities                          (23.3)          1,289.4
                                                                               ------------      ------------

Effect of translation adjustments on cash                                              (2.2)             (1.2)
                                                                               ------------      ------------

Net (decrease) increase in cash and equivalents                                       (13.1)             81.6

Cash and equivalents, beginning of period                                              97.2              19.7
                                                                               ------------      ------------
Cash and equivalents, end of period                                            $       84.1      $      101.3
                                                                               ============      ============


Supplemental disclosure of cash flow information:
   Cash payments during the period for:
    Interest                                                                   $       39.4      $        9.1
    Income taxes                                                                        9.8               2.1

      See accompanying notes to condensed consolidated financial statements

                                  DRESSER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc. under the laws of the state of Delaware. The certificate of incorporation was amended and restated on April 9, 2001 and again on July 3, 2002. As used in this report, the terms "Dresser," "the Company,", "we" or "us" refer to Dresser, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

     In January 2001, Halliburton Company ("Halliburton"), together with its wholly owned subsidiary Dresser B.V. signed an Agreement and Plan of Recapitalization (the "Agreement") with DEG Acquisitions, LLC, to effect the sale of its businesses relating to, among other things, the design, manufacture and marketing of three business segments known as flow control, measurement systems and compression and power systems for customers primarily in the energy industry. Halliburton originally acquired the businesses as part of its acquisition of Dresser Industries, Inc. ("Dresser Industries") in 1998. Dresser Industries' operations consisted of the Company's businesses and certain other operating units retained by Halliburton following the consummation of the recapitalization transactions. In order to accomplish this transaction, Halliburton effected the reorganization of various legal entities that comprised the Dresser Equipment Group ("DEG") business segment of Halliburton.

     In connection with the recapitalization in April 2001, Dresser made payments to Halliburton Company of approximately $1,300 million to redeem common equity and purchase the stock of foreign subsidiaries. The recapitalization transactions and related expenses were financed through the issuance of $300 million of senior subordinated debt (the "2001 notes"), $720 million of borrowings under the credit facility, and approximately $400 million of common equity contributed by DEG Acquisitions LLC, an entity owned by First Reserve Corporation and Odyssey Investment Partners Fund, LP.

     On July 3, 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the 100% holder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the 100% holder of Dresser Holdings, Ltd. The former direct shareholders of Dresser collectively hold all of the shares of Dresser, Ltd. in proportion to their prior direct ownership interests in Dresser.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2001.

     Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or shareholders' deficit.

     The consolidated financial information of the Company for periods prior to March 31, 2001 has been prepared by management on a carve-out basis and reflects the consolidated financial position, results of operations and cash flows of Dresser in accordance with accounting principles generally accepted in the United States. The consolidated financial statements exclude certain items which were not transferred as a result of the Agreement and any financial effects from Halliburton's decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to

                                  DRESSER, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



depict the financial position, results of operations and cash flows of Dresser on a stand-alone basis. However, the financial position, results of operations and cash flows may not be indicative of what would have been reported if Dresser had been a stand-alone entity or had been operated in accordance with the Agreement during the periods prior to March 31, 2001.

NOTE 2. BUSINESS SEGMENT INFORMATION

     We operate under three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. We believe these changes will better serve our customers. Although we still report under three reportable segments, the operating units that comprise each reportable segment have changed. Flow control consists of all of the previous valve and actuator product lines with the addition of the instruments, meters, regulators, and piping specialties product lines. Measurement systems will now only have the results of the retail fueling product line. Compression and power systems components have not changed and the segment will continue to report the results of the natural gas and blowers product lines.

     Flow Control. The flow control segment designs, manufactures and markets valves and actuators. These products are used to start, stop and control the flow of liquids and gases and to protect process equipment from excessive pressure. In addition, it is a leading supplier of natural gas meters, regulators, digital and analog pressure and temperature gauges, transducers, and piping specialties such as couplings and conductors. These systems and other products are used to monitor liquids and gases.

     Measurement Systems. The measurement systems segment is a leading supplier of fuel dispensers, pumps, peripherals and point-of-sale systems and software for the retail fueling industry.

     Compression and Power Systems. The compression and power systems segment designs, manufactures and markets natural gas fueled engines used primarily in natural gas compression and power generation applications and rotary blowers and vacuum pumps.

     The table below presents revenues and operating income by segment. The prior period information has been restated to conform to the current year presentation.

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                         JUNE 30,
                                      ------------------------------      ------------------------------
                                                                (in millions)
                                          2002             2001               2002              2001
                                      ------------      ------------      ------------      ------------
Revenues:
    Flow Control                      $      276.3             209.1      $      519.1      $      409.2
    Measurement Systems                       78.9              78.1             143.2             152.3
    Compression and Power Systems             65.9              88.1             139.9             176.8
    Eliminations                              (1.0)             (1.9)             (1.9)             (3.4)
                                      ------------      ------------      ------------      ------------

                                      $      420.1      $      373.4      $      800.3      $      734.9
                                      ============      ============      ============      ============

Operating income:
    Flow Control                      $       28.8      $       24.2      $       56.2      $       51.7
    Measurement Systems                        6.7               5.0               9.2               5.3
    Compression and Power Systems              3.3              15.2               9.4              28.9
    Corporate                                 (4.2)             (1.6)             (7.5)             (5.7)
                                      ------------      ------------      ------------      ------------

                                      $       34.6      $       42.8      $       67.3      $       80.2
                                      ============      ============      ============      ============

                                  DRESSER, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 3. RECEIVABLES

     Accounts receivable are stated at their estimated net realizable value. Included in receivables are notes receivable of $7.6 million as of June 30, 2002 and December 31, 2001, respectively. Allowances for doubtful accounts of $6.1 million and $5.4 million as of June 30, 2002 and December 31, 2001, respectively, are netted in the receivable balance.

NOTE 4. INVENTORIES

     Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (LIFO) method. All other inventories are valued on a first-in, first-out (FIFO) basis.

     Inventories on a LIFO method represented $70.1 million and $91.0 million of our inventories as of June 30, 2002 and December 31, 2001, respectively. The excess of FIFO over LIFO costs as of June 30, 2002 and December 31, 2001, were $69.8 million and $72.2 million, respectively. Inventories are summarized as follows:


                                                    JUNE 30,        DECEMBER 31,
                                                      2002               2001
                                                  ------------      ------------
                                                            (in millions)
Finished products and parts                       $      210.2      $      203.0
In-process products and parts                            112.3             105.4
Raw materials and supplies                                76.9              89.8
                                                  ------------      ------------

         Total inventory                          $      399.4      $      398.2
Less:
   LIFO reserve and full absorption                      (66.1)            (67.9)
   Progress payments on contracts                         (6.1)             (2.0)
                                                  ------------      ------------

         Inventories, net                         $      327.2      $      328.3
                                                  ============      ============

NOTE 5. ACQUISITIONS

     On April 5, 2002, we acquired the net assets of Modern Supply Company, Inc., Ponca Fabricators, Inc. and Quality Fabricators, Inc. (the "Modern Acquisition"). The results of the operations for the Modern Acquisition have been included in the condensed consolidated financial statements since that date. The businesses of the Modern Acquisition were principally engaged in the business of distributing, repairing and servicing our small diameter ball valve, gate valve, check valve and actuation products in the United States market. With the Modern Acquisition, we established a more direct control of the distribution and marketing channel for small valves and spare parts. It is consistent with our strategy of expanding and developing the service and aftermarket business of our flow control segment. The purchase price was approximately $28.0 million. We paid cash of $21.4 million, including $0.5 million of closing costs, and assumed $7.1 million in debt.

     Additionally, we issued 250,000 shares of class B common stock to DEG Acquisitions, LLC for $10.0 million. The proceeds were used to finance the purchase of the Modern Acquisition.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                  DRESSER, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                                         APRIL 5,
                                          2002
                                       ------------
                                      (in millions)

Current assets                         $       17.1
Property, plant, and equipment                  0.2
Goodwill                                       14.9
                                       ------------

         Total assets acquired         $       32.2

Current liabilities                            (3.7)
Long-term debt                                 (7.1)
                                       ------------

         Total liabilities assumed            (10.8)
                                       ------------

         Net assets acquired           $       21.4
                                       ============


     The goodwill was assigned to our flow control segment. Of the goodwill recorded, the total amount is expected to be deductible for tax purposes.

NOTE 6. DEBT

     In March 2002, we issued an additional $250.0 million of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% of their principal amounts plus accrued interest from October 15, 2001. We recorded a $6.3 million premium, which is amortized over the term of the notes, and recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. As a result of the repayment of debt under the Tranche A term loans, we recorded a loss of $12.9 million during the first quarter of 2002, which represented the write-off of an allocable portion of debt issuance costs associated with the Tranche A term loans.

     In March 2002, we also obtained an amendment to the credit facility. The amendment revised certain financial covenants to provide us with greater financial flexibility. The amendment also increased from $95 million to $195 million, the amount by which the Tranche B term loan of the credit facility can be increased.

     Fees paid in connection with the issuance of the notes and the amendment were $5.5 million and $1.0 million, respectively, at the time of closing. The deferred financing fees are amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the terms of the respective debt.

     In June 2002, we obtained a second amendment to the credit facility, which allowed for the modification of our corporate structure. See Note 11.

     In June 2002, we also made a voluntary prepayment of $30.0 million on our credit facility, which extinguished our Tranche A term loans. As a result of the early extinguishment of debt we recorded a loss of $0.3 million, which represented the write-off of the remaining unamortized debt issuance costs associated with the Tranche A term loans. These costs have been reflected as interest expense in our condensed consolidated statements of operations.

     In connection with the acquisition of Modern Supply, we assumed $7.1 million of debt in the form of two notes. The first note has a principal balance of $4.5 million, bears interest at 9.75% and matures August 31, 2002. The

                                  DRESSER, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


second note has a principal balance of $2.6 million, bears interest at the prime rate plus 2.0% and matures January 2008. The notes are collateralized by the accounts receivable and inventory of Modern Supply Company, Inc.

NOTE 7. DERIVATIVE INSTRUMENTS

     In March 2002, the principal balance of our Euro Tranche A term loan was significantly reduced with the use of proceeds from the note offering. Subsequently, the loan was extinguished in June 2002. As a result of the principal reduction in March 2002, an interest rate swap, which was designated as a hedge on the Euro Tranche A, was no longer eligible to receive accounting treatment as a hedge. As a result, changes in the fair market value of the interest rate swap were recorded through earnings rather than accumulated other comprehensive income. The unrealized loss was reclassified from accumulated other comprehensive income and we recorded a charge to earnings of $0.6 million during the first quarter of 2002, which is reflected in interest expense in our condensed consolidated statements of operations. This swap was terminated in April 2002.

     In April 2002, we entered into a fair value interest rate swap, which was not eligible to receive accounting treatment as a hedge. The interest rate swap has a notional amount of $100.0 million and matures in October 2003. We receive a fixed rate of 9.375% and pay a variable rate of LIBOR plus 6.20% (8.06% at June 30, 2002). At June 30, 2002, the interest rate swap had a fair market value of $0.9 million. This amount has been reflected as a reduction to interest expense in our condensed consolidated statements of operations.

NOTE 8.  COMPREHENSIVE INCOME

     The following table sets forth the components of comprehensive income, net of income tax expense:

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                            -----------------------------      -----------------------------
                                                                           (in millions)
                                                                2002             2001              2002             2001
                                                            ------------     ------------      ------------     ------------

Net income                                                  $        7.9     $       18.7      $        7.5     $       38.2
Other comprehensive income
    Foreign currency translation adjustment                          3.1             (6.0)              4.9            (10.5)
    Unrealized gain (loss) on derivative
    instruments                                                      4.1             (1.7)              3.6             (3.8)
                                                            ------------     ------------      ------------     ------------
Comprehensive income                                        $       15.1     $       11.0      $       16.0     $       23.9
                                                            ============     ============      ============     ============


NOTE 9. COMMITMENTS AND CONTINGENCIES

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

                                  DRESSER, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


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

     Pursuant to the recapitalization agreement, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be "excluded liabilities," whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of the Company's businesses. The recapitalization agreement further provides, subject to certain limitations and exceptions, that Halliburton will indemnify the Company and hold it harmless against losses and liabilities that the Company actually incurs which arise out of or result from "excluded liabilities," as well as certain other liabilities in existence as of the closing of the recapitalization transaction. The maximum aggregate amount of losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

     The Company is responsible for evaluating and addressing the environmental impact of sites where the Company is operating or has maintained operations. As a result, the Company spends money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements, or to respond to claims by third parties.

                                  DRESSER, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles".

     SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and eliminates the pooling of interest method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase accounting method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard did not have any effect on our condensed consolidated financial statements.

     SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and eliminates the requirement to amortize goodwill and intangible assets with indefinite useful lives, addresses the amortization of intangible assets with defined lives and requires impairment testing of intangible assets. Accordingly, as of January 1, 2002, we no longer amortize goodwill. In addition, we performed the transitional impairment test required as of January 1, 2002 and determined there was no impairment of our goodwill. If goodwill amortization was excluded for the three and six months ended June 30, 2001, our net income would have increased by approximately $2.1 million and $4.2 million, respectively. Adjusted net income for the three and six months ended June 30, 2001, would have been $20.8 million and $42.4 million, respectively.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are still evaluating the impact this statement may have on our results of operations and financial position.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 64, "Extinguishment of Debts Made to Satisfy Sinking Fund Requirements," amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" established accounting requirements for the effects of the transition to the provisions of the Motor Carrier Act of 1980. As the transition is complete, SFAS No. 44 is no longer necessary. This statement also amends SFAS No. 13, "Accounting for Leases" and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We have elected early application of this statement. During 2002, we extinguished our Tranche A term loans, and as a result, we recorded a loss of $13.2 million, which represented the write-off of unamortized debt issuance costs. These costs have been

                                  DRESSER, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


reflected as interest expense in our condensed consolidated statements of operations, and have not been classified as an extraordinary item.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are still evaluating the impact this statement may have on our results of operations and financial position.

NOTE 11. SUBSEQUENT EVENT

     In July 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the 100% holder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the 100% holder of Dresser Holdings, Ltd. The former direct shareholders of Dresser collectively hold all of the shares of Dresser, Ltd. in proportion to their prior direct ownership interests in Dresser.

     These holding companies have no assets or liabilities, other than common stock holdings of Dresser, Inc., conduct no operations outside of Dresser, Inc. and have no transactions to date other than those incidental to their formation.

NOTE 12. SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with our senior subordinated notes due 2011 (the "Notes"), certain of our subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, our obligation to pay principal and interest on the Notes on a full and unconditional basis. The guarantors of the Notes will include only our wholly-owned domestic subsidiaries. The following supplemental consolidating condensed financial information presents the balance sheet as of June 30, 2002 and the statements of operations and cash flows for the six months ended June 30, 2002 and 2001, respectively. In the consolidating condensed financial statements, the investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to the current presentation.

                                  DRESSER, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY    NON-GUARANTOR                        TOTAL
                                                    PARENT       GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------  -------------    ------------    ------------
ASSETS
Current Assets:
   Cash and equivalents                          $       31.1    $        0.1   $       52.9    $         --    $       84.1
   Receivables, net                                     144.2             3.6          186.8              --           334.6
   Inventories, net                                     149.5            19.4          158.3              --           327.2
   Other current assets                                   4.2              --           11.4              --            15.6
                                                 ------------    ------------   ------------    ------------    ------------
Total current assets                                    329.0            23.1          409.4              --           761.5

Property, plant and equipment, net                      151.6             0.2           73.1              --           224.9
Investments in consolidated subsidiaries                590.9           552.5             --        (1,143.4)             --
Investment in unconsolidated subsidiaries                 0.1              --            6.5              --             6.6
Long-term receivables and other assets                   51.0              --           13.7              --            64.7
Deferred tax assets                                      96.9              --             --              --            96.9
Goodwill, net                                           114.1            24.2          289.1              --           427.4
Intangibles, net                                          2.3              --            3.4              --             5.7

                                                 ------------    ------------   ------------    ------------    ------------
Total assets                                     $    1,335.9    $      600.0   $      795.2    $   (1,143.4)   $    1,587.7
                                                 ============    ============   ============    ============    ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts and notes payable                    $       76.5    $        6.5   $      143.7    $         --    $      226.7
   Contract advances                                      2.7              --            8.3              --            11.0
   Accrued expenses                                      53.9             0.6           88.7              --           143.2
                                                 ------------    ------------   ------------    ------------    ------------
Total current liabilities                               133.1             7.1          240.7              --           380.9

Pension and other retiree benefits                      220.5              --          (19.9)             --           200.6
Long-term debt                                          983.2             2.0            4.9              --           990.1
Other liabilities                                        16.0              --           17.0              --            33.0
Commitments and contingencies
                                                 ------------    ------------   ------------    ------------    ------------
Total liabilities                                     1,352.8             9.1          242.7              --         1,604.6

Shareholders' (deficit) equity:
Shareholders' (deficit) equity, net                     (38.6)          590.9          629.5        (1,174.6)            7.2
Accumulated other comprehensive income (loss)            21.7              --          (77.0)           31.2           (24.1)
                                                 ------------    ------------   ------------    ------------    ------------
Total shareholders' (deficit) equity                    (16.9)          590.9          552.5        (1,143.4)          (16.9)
                                                 ------------    ------------   ------------    ------------    ------------
Total liabilities and shareholders' (deficit)
  equity                                         $    1,335.9    $      600.0   $      795.2    $   (1,143.4)   $    1,587.7
                                                 ============    ============   ============    ============    ============

                                  DRESSER, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                  (IN MILLIONS)


                                                                  SUBSIDIARY   NON-GUARANTOR                        TOTAL
                                                    PARENT        GUARANTORS   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------  -------------    ------------    ------------
ASSETS                                           (unaudited)      (unaudited)   (unaudited)     (unaudited)
Current Assets:
   Cash and equivalents                          $       30.9    $         --   $       66.3    $         --    $       97.2
   Receivables, net                                     143.5              --          172.7              --           316.2
   Inventories, net                                     171.3              --          157.0              --           328.3
   Other current assets                                   2.9              --            7.5              --            10.4
                                                 ------------    ------------   ------------    ------------    ------------
Total current assets                                    348.6              --          403.5              --           752.1

Property, plant and equipment, net                      159.8              --           76.1              --           235.9
Investments in consolidated subsidiaries                437.8           428.5             --          (866.3)             --
Investment in unconsolidated subsidiaries                 0.4              --            4.4              --             4.8
Long-term receivables and other assets                   67.5              --           19.3              --            86.8
Deferred tax assets                                      95.6              --             --              --            95.6
Goodwill, net                                           114.2             9.3          285.2              --           408.7
Intangibles, net                                          2.6              --            3.2              --             5.8

                                                 ------------    ------------   ------------    ------------    ------------
Total assets                                     $    1,226.5    $      437.8   $      791.7    $     (866.3)   $    1,589.7
                                                 ============    ============   ============    ============    ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts and notes payable                    $       74.9    $         --   $      170.4    $         --    $      245.3
   Contract advances                                      4.4              --            6.1              --            10.5
   Accrued expenses                                      44.2              --           93.0              --           137.2
                                                 ------------    ------------   ------------    ------------    ------------
Total current liabilities                               123.5              --          269.5              --           393.0

Pension and other retiree benefits                      214.3              --             --              --           214.3
Long-term debt                                          913.6              --           86.4              --         1,000.0
Other liabilities                                        18.7              --            7.3              --            26.0
Commitments and contingencies
                                                 ------------    ------------   ------------    ------------    ------------
Total liabilities                                     1,270.1              --          363.2              --         1,633.3

Shareholders' (deficit) equity:
Shareholders' (deficit) equity, net                     (47.9)          437.8          506.7          (907.6)          (11.0)
Accumulated other comprehensive income (loss)             4.3              --          (78.2)           41.3           (32.6)
                                                 ------------    ------------   ------------    ------------    ------------
Total shareholders' (deficit) equity                    (43.6)          437.8          428.5          (866.3)          (43.6)
                                                 ------------    ------------   ------------    ------------    ------------
Total liabilities and shareholders' (deficit)
  equity                                         $    1,226.5    $      437.8   $      791.7    $     (866.3)   $    1,589.7
                                                 ============    ============   ============    ============    ============

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                 SUBSIDIARY     NON-GUARANTOR                      TOTAL
                                                   PARENT        GUARANTORS     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                   ------        ----------     -------------    ------------   ------------

Revenues                                           $258.7          $  8.1          $191.2          $(37.9)         $420.1
Cost of revenues                                    191.5             6.6           142.4           (37.8)          302.7
                                                   ------          ------          ------          ------          ------
     Gross profit                                    67.2             1.5            48.8            (0.1)          117.4
Selling, engineering, administrative and
general expenses                                     51.0             0.5            31.4            (0.1)           82.8
                                                   ------          ------          ------          ------          ------
Operating income                                     16.2             1.0            17.4              --            34.6
Equity income of consolidated subsidiaries           11.1            10.6              --           (21.7)             --
Interest expense                                    (21.5)           (0.2)           (2.2)            0.1           (23.8)
Interest income                                       0.4              --             0.7            (0.7)            0.4
Other income, net                                    (0.3)             --             1.2             0.6             1.5
                                                   ------          ------          ------          ------          ------
Income (loss) before taxes                            5.9            11.4            17.1           (21.7)           12.7
(Provision) benefit for income taxes                  2.0            (0.3)           (6.5)             --            (4.8)
                                                   ------          ------          ------          ------          ------
Net income (loss)                                  $  7.9          $ 11.1          $ 10.6          $(21.7)         $  7.9
                                                   ======          ======          ======          ======          ======

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                       SUBSIDIARY     NON-GUARANTOR                      TOTAL
                                                         PARENT        GUARANTORS     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                         ------        ----------     -------------    ------------   ------------

Revenues                                                 $256.7          $   --         $140.5          $(23.8)         $373.4
Cost of revenues                                          181.8              --           99.5           (23.8)          257.5
                                                         ------          ------         ------          ------          ------
     Gross profit                                          74.9              --           41.0              --           115.9
Selling, engineering, administrative and general
expenses                                                   52.1              --           21.0              --            73.1
                                                         ------          ------         ------          ------          ------
Operating income                                           22.8              --           20.0              --            42.8
Equity income of consolidated subsidiaries                 17.0            17.0             --           (34.0)             --
Interest expense                                          (17.3)             --           (2.4)           (0.1)          (19.8)
Interest income                                             0.6              --            0.8            (0.6)            0.8
Other (deductions) income, net                             (3.3)             --            1.4             0.7            (1.2)
                                                         ------          ------         ------          ------          ------
Income (loss) before taxes                                 19.8            17.0           19.8           (34.0)           22.6
Provision (benefit) for income taxes                       (1.1)             --           (2.8)             --            (3.9)
                                                         ------          ------         ------          ------          ------
Net income (loss)                                        $ 18.7          $ 17.0         $ 17.0          $(34.0)         $ 18.7
                                                         ======          ======         ======          ======          ======

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                            SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                                PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             -----------    -----------   -------------   ------------   ------------
Revenues                                     $     502.9    $       8.1    $     354.8    $     (65.5)   $     800.3
Cost of revenues                                   371.8            6.6          263.0          (65.3)         576.1
                                             -----------    -----------    -----------    -----------    -----------
     Gross profit                                  131.1            1.5           91.8           (0.2)         224.2
Selling, engineering, administrative and
general expenses                                    97.4            0.5           59.2           (0.2)         156.9
                                             -----------    -----------    -----------    -----------    -----------
Operating income                                    33.7            1.0           32.6             --           67.3
Equity income of consolidated subsidiaries          19.0           18.5             --          (37.5)            --
Interest expense                                   (52.9)          (0.2)          (5.0)            --          (58.1)
Interest income                                      0.4                           0.7                           1.1
Other income, net                                     --             --            1.8             --            1.8
                                             -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes                           0.2           19.3           30.1          (37.5)          12.1
(Provision) benefit for income taxes                 7.3           (0.3)         (11.6)            --           (4.6)
                                             -----------    -----------    -----------    -----------    -----------
Net income (loss)                            $       7.5    $      19.0    $      18.5    $     (37.5)   $       7.5
                                             ===========    ===========    ===========    ===========    ===========

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                    SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                      PARENT        GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   ------------    ------------   -------------   ------------    ------------

Revenues                                           $      510.6    $         --   $      276.5    $      (52.2)   $      734.9
Cost of revenues                                          364.6              --          194.1           (51.1)          507.6
                                                   ------------    ------------   ------------    ------------    ------------
     Gross profit                                         146.0              --           82.4            (1.1)          227.3
Selling, engineering, administrative and general
expenses                                                  102.7              --           45.5            (1.1)          147.1
                                                   ------------    ------------   ------------    ------------    ------------
Operating income                                           43.3              --           36.9              --            80.2
Equity income of consolidated subsidiaries                 25.0            25.0             --           (50.0)             --
Interest expense                                          (17.3)             --           (3.2)             --           (20.5)
Interest income                                             0.6              --            0.8              --             1.4
Other (deductions) income, net                             (5.1)             --            1.6              --            (3.5)
                                                   ------------    ------------   ------------    ------------    ------------
Income (loss) before taxes                                 46.5            25.0           36.1           (50.0)           57.6
Provision (benefit) for income taxes                       (8.3)             --          (11.1)             --           (19.4)
                                                   ------------    ------------   ------------    ------------    ------------
Net income (loss)                                  $       38.2    $       25.0   $       25.0    $      (50.0)   $       38.2
                                                   ============    ============   ============    ============    ============

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                       SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                         PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------   -------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                     $        7.5            19.0    $       18.5    $      (37.5)   $        7.5
Adjustments to reconcile net income (loss)
  cash flow provided by (used in) operating
  activities:
     Depreciation and amortization                            14.7              --             6.6              --            21.3
     Equity earnings of consolidated affiliates              (19.0)          (18.5)             --            37.5              --
     Equity earnings of unconsolidated
     Affiliates                                                 --              --            (1.8)             --            (1.8)
     Loss on extinguishment of debt                           13.2              --              --              --            13.2
     Other, net                                               26.0            (0.4)          (23.5)             --             2.1
                                                      ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) operating activities           42.4             0.1            (0.2)             --            42.3
Cash flows from investing activities:
     Capital expenditures                                     (6.2)             --            (2.3)             --            (8.5)
     Business acquisitions                                   (21.4)             --              --              --           (21.4)
                                                      ------------    ------------    ------------    ------------    ------------
Net cash used in investing activities                        (27.6)             --            (2.3)             --           (29.9)

Cash flows from financing activities:
     Changes  in intercompany activity                       (87.5)             --            87.5              --              --
     Proceeds from the issuance of long term debt            256.3              --              --              --           256.3
     Repayment of debt (including current portion)          (185.2)             --           (98.3)             --          (283.5)
     Increase in short-term notes payable                       --              --             2.2              --             2.2
     Payment of deferred financing fees                       (8.2)             --            (0.1)             --            (8.3)
     Proceeds from the issuance of stock                      10.0              --              --              --            10.0
                                                      ------------    ------------    ------------    ------------    ------------
Net cash (used in) provided by financing activities          (14.6)             --            (8.7)             --           (23.3)

Effect of translation adjustments on cash                       --              --            (2.2)             --            (2.2)
Net increase (decrease) in cash and equivalents                0.2             0.1           (13.4)             --           (13.1)
Cash and equivalents, beginning of period                     30.9              --            66.3              --            97.2

                                                      ------------    ------------    ------------    ------------    ------------
Cash and equivalents, end of period                   $       31.1    $        0.1    $       52.9    $         --    $       84.1
                                                      ============    ============    ============    ============    ============

                                  DRESSER, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                     SUBSIDIARY    NON-GUARANTOR                        TOTAL
                                                       PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    ------------    ------------   -------------    ------------    ------------

Cash flows from operating activities:
Net income (loss)                                   $       38.2    $       25.0    $       25.0    $      (50.0)   $       38.2
Adjustments to reconcile net income (loss)
  cash flow provided by operating activities:
     Depreciation and amortization                          15.2              --            11.6              --            26.8
     Equity earnings of consolidated affiliates            (25.0)          (25.0)             --            50.0              --
     Equity earnings of unconsolidated
     Affiliates                                             (0.7)             --            (0.3)             --            (1.0)
     Changes in working capital                             26.1              --             7.9              --            34.0
                                                    ------------    ------------    ------------    ------------    ------------
Net cash provided by operating activities                   53.8              --            44.2              --            98.0

Cash flows from investing activities:
     Capital expenditures                                  (10.8)             --            (2.0)             --           (12.8)
     Business acquisitions                              (1,203.9)             --           (87.9)             --        (1,291.8)
                                                    ------------    ------------    ------------    ------------    ------------
Net cash used in investing activities                   (1,214.7)             --           (89.9)             --        (1,304.6)

Cash flows from financing activities:
     Changes equity in intercompany activity              (125.9)             --            16.6              --          (109.3)
     Proceeds from the issuance of long-term debt          920.0              --            82.4              --         1,002.4
     Increase in short-term notes payable                   12.8              --             5.6              --            18.4
     Proceeds from the issuance of stock                   369.6              --              --              --           369.6
     Cash overdrafts                                         8.3              --              --              --             8.3
                                                    ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
  activities:                                            1,184.8              --           104.6              --         1,289.4

Effect of translation adjustments on cash                     --              --            (1.2)             --            (1.2)
Net increase in cash and equivalents                        23.9              --            57.7              --            81.6
Cash and equivalents, beginning of period                    5.5              --            14.2              --            19.7

                                                    ------------    ------------    ------------    ------------    ------------
Cash and equivalents, end of period                 $       29.4    $         --    $       71.9    $         --    $      101.3
                                                    ============    ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in "Certain Risk Factors".

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

OVERVIEW

     We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers, which include major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the six months ended June 30, 2002, consisted of North America (55.6%), Europe/Africa (22.7%), Latin America (7.1%), Asia (9.8%) and the Middle East (4.8%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

     For the six months ended June 30, 2002, we generated revenue of $800.3 million, operating income of $67.3 million and earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $88.6 million.

MARKET FORCES

     Our product offerings include valves, instruments, meters, natural gas fueled engines, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

     Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth, rate of industrialization and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, gas compression companies, pipeline companies, power generation companies and petrochemical processing plants. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers' level of cash flow. Our customer's cash flow and their outlook for future oil and natural gas prices affects their capital spending which drives demand for our products.

     Our customers have reduced their capital spending for 2002, and these reductions have and will continue to negatively impact our business. We have not seen signs of increases in capital spending and do not expect significant changes in these areas in the coming quarter. The significant downturn in the gas compression market from levels in 2001 greatly impacted our compression and power systems segment as we saw sharp declines in the demand for new gas compression engines throughout the first half of 2002 as compared to 2001. We also saw weakness in global demand for fuel dispenser business and retail point of sales systems due to reduced capital spending on retail fuel equipment by our major customers. We expect our principal product lines will continue to be affected by the same economic conditions seen in the first two quarters of this year. Accordingly, we expect the third quarter results to be significantly down from the third quarter 2001. See "Certain Risk Factors" included elsewhere in the document.

STAND-ALONE COMPANY

     The condensed consolidated financial information prior to March 31, 2001 has been derived from the consolidated financial statements of the DEG business unit of Halliburton. The preparation of this information was based on certain assumptions and estimates including allocations of costs from Halliburton, which we believe are reasonable. The condensed consolidated financial statements may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if our company had been a separate, stand-alone entity during the periods prior to March 31, 2001.

     RESULTS OF OPERATIONS

     The following table presents selected financial information regarding each of our segments for the three and six months ended June 30, 2002 and 2001, respectively. During 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. We believe these changes will better serve our customers. Although we still report under three reportable segments, the operating units that comprise each reportable segment have changed. The prior year information has been restated to conform to the current year presentation.

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       ----------------------------    ----------------------------
                                           2002            2001            2002            2001
                                       ------------    ------------    ------------    ------------
                                                             (in millions)
Revenues:
    Flow Control                       $      276.3    $      209.1    $      519.1    $      409.2
    Measurement Systems                        78.9            78.1           143.2           152.3
    Compression and Power Systems              65.9            88.1           139.9           176.8
    Eliminations                               (1.0)           (1.9)           (1.9)           (3.4)
                                       ------------    ------------    ------------    ------------
Total                                  $      420.1    $      373.4    $      800.3    $      734.9
                                       ============    ============    ============    ============

Gross profit:
    Flow Control                       $       81.9    $       68.8    $      155.1    $      136.5
    Measurement Systems                        20.0            19.1            34.8            36.7
    Compression and Power Systems              15.5            28.0            34.4            54.0
    Corporate                                    --              --            (0.1)            0.1
                                       ------------    ------------    ------------    ------------
Total                                  $      117.4    $      115.9    $      224.2    $      227.3
                                       ============    ============    ============    ============


Selling, engineering, administrative
  and general expenses:

    Flow Control                       $       53.1            44.6    $       98.9    $       84.8
    Measurement Systems                        13.3            14.1            25.6            31.4
    Compression and Power Systems              12.2            12.8            25.0            25.1
    Corporate                                   4.2             1.6             7.4             5.8
                                       ------------    ------------    ------------    ------------
Total                                  $       82.8    $       73.1    $      156.9    $      147.1
                                       ============    ============    ============    ============


Operating income:
    Flow Control                       $       28.8    $       24.2    $       56.2    $       51.7
    Measurement Systems                         6.7             5.0             9.2             5.3
    Compression and Power Systems               3.3            15.2             9.4            28.9
    Corporate                                  (4.2)           (1.6)           (7.5)           (5.7)
                                       ------------    ------------    ------------    ------------
Total                                  $       34.6    $       42.8    $       67.3    $       80.2
                                       ============    ============    ============    ============


Depreciation and amortization:
    Flow Control                       $        5.5    $        8.3    $       11.8    $       16.4
    Measurement Systems                         1.3             1.8             2.6             3.6
    Compression and Power Systems               3.2             3.1             6.5             6.4
    Corporate                                   0.4             0.1             0.4             0.4
                                       ------------    ------------    ------------    ------------
Total                                  $       10.4    $       13.3    $       21.3    $       26.8
                                       ============    ============    ============    ============

Bookings:
    Flow Control                       $      252.3    $      214.0    $      503.8    $      442.4
    Measurement Systems                        69.8            82.9           133.8           159.0
    Compression and Power Systems              73.9            95.1           143.1           182.8
                                       ------------    ------------    ------------    ------------
Total                                  $      396.0    $      392.0    $      780.7    $      784.2
                                       ============    ============    ============    ============

                                              JUNE 30,
                                    ----------------------------
                                        2002            2001
                                    ------------    ------------
Backlog:                                   (in millions)
                                    ------------    ------------
    Flow Control                    $      313.8    $      248.0
    Measurement Systems                     42.1            57.6
    Compression and Power Systems           55.1           100.7
    Eliminations                            (4.6)           (4.4)
                                    ------------    ------------
Total                               $      406.4    $      401.9
                                    ============    ============

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

CONSOLIDATED

     Revenues. Revenues increased by $46.7 million, or 12.5%, to $420.1 million in 2002 from $373.4 million in 2001. The increase in revenues was primarily attributable to increases in our flow control segment, which offset decreases in our compression and power system segment. Our flow control segment benefited from acquisitions in 2001 and 2002 as well as increased sales volume in our valve product lines. Our compression and power systems segment was negatively impacted by declines in demand for natural gas compression, as compared to the second quarter of 2001.

     Cost of revenues. Cost of revenues as a percentage of revenues increased to 72.1% in 2002 from 69.0% in 2001. An unfavorable product mix affected our flow control segment. In addition, our compression and power system segment was negatively impacted by reduced manufacturing volume and resulting inefficiencies and lower manufacturing absorption as compared to the second quarter of 2001.

     Gross Profit. Gross profit increased by $1.5 million, or 1.3% to $117.4 million in 2002 from $115.9 million in 2001. As a percentage of revenues, gross profit decreased to 27.9% in 2002 from 31.0% in 2001, primarily as a result of the factors discussed above.

     Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased by $9.7 million to $82.8 million in 2002 from $73.1 million in 2001. Selling, engineering, administrative and general expenses increased as a percentage of revenues, to 19.7% of revenues in 2002 from 19.6% of revenues in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions were in part offset by the suspension of goodwill amortization in 2002. For the three months ended June 30, 2001, selling, engineering, administrative and general expenses included $2.1 million of amortization of goodwill.

     Operating Income. Operating income decreased by $8.2 million, or 19.2%, to $34.6 million in 2002 from $42.8 million in 2001. Operating income was impacted primarily by declines in our compression and power systems segment. This segment was impacted by the depressed demand for new gas compression engines. Declines in our compression and power system segment were somewhat offset by increases in our flow control segment and measurement systems segment.

     Bookings and Backlog. Bookings for the three months ended June 30, 2002 were $396.0 million as compared to $392.0 million during the same period in 2001. Backlog at June 30, 2002 period was $406.4 million compared to $401.9 million at June 30, 2001, a 1.1% increase. Increased bookings and backlog in our flow control segment were offset by declines in our measurement and compression and power systems segments.

SEGMENT ANALYSIS

     Flow Control. Revenues increased by $67.2 million, or 32.1%, to $276.3 million in 2002 from $209.1 million in 2001. Increases in our flow control segment in part were attributable to acquisitions made in 2001 and 2002. Revenues attributable to these acquisitions were approximately $33.3 million with the remainder of the increase attributable to increased volume in our on/off valve and our control valve product lines, which offset declines in our instrument product lines.

     Gross profit increased by $13.1 million, or 19.0%, to $81.9 million in 2002 from $68.8 million in 2001. However, as a percentage of revenue, gross margins decreased to 29.6% in 2002 from 32.9% in 2001. In our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects. In the control valve and pressure relief valve product lines, growth in lower margin original equipment sales for new construction business combined with relatively flat higher margin part sales resulted in overall lower margins.

     Selling, engineering, administrative, and general expenses increased by $8.5 million or 19.1%, to $53.1 million in 2002 from $44.6 million in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions. This was partially offset by the suspension of goodwill amortization in 2002. As a percentage of revenue, these costs decreased to 19.2% in 2002 from 21.3% in 2001.

     Operating income increased by $4.6 million, or 19.0%, to $28.8 million in 2002 from $24.2 million in 2001. Increases in operating income were due in part to the acquisitions, which represented $3.4 million in the second quarter of 2002, and increased sales volume in our valve product lines offsetting declines in our instrument product lines.

     Bookings and Backlog. Bookings during the 2002 period of $252.3 million were 17.9% above bookings during the 2001 period and 0.3% above the previous quarter. Backlog at June 30, 2002 was $313.8 million, or 26.5% above June 30, 2001 and 7.5% below the previous quarter. Significant increases in demand in our on/off product lines for 2002, particularly associated with large international projects, are primarily responsible for increased bookings and backlog on a year over year comparison. The decrease in backlog as compared to the first quarter of 2002 can be attributed to the fulfillment of orders for a large offshore project in Brazil, and improved throughput of a manufacturing facility in Italy. Backlog attributable to the three acquisitions made in 2001 and 2002 was $39.1 million at June 30, 2002.

     Measurement Systems. Revenues increased by $0.8 million, or 1.0%, to $78.9 million in 2002 from $78.1 million in 2001. Although revenues remained flat during the quarter, declines in our U.S. markets due to weakness in the fuel dispenser market were offset by stronger sales in certain international locations.

     Gross profit increased by $0.9 million, or 4.7%, to $20.0 million in 2002 from $19.1 million in 2001. As a percentage of revenue, gross margins increased to 25.3% in 2002 from 24.5% in 2001. This increase is primarily attributable to manufacturing cost savings resulting from certain cost reduction initiatives implemented in U.S. plants earlier in the year.

     Selling, engineering, administrative, and general expenses decreased $0.8 million, or 5.7%, to $13.3 million in 2002 from $14.1 million in 2001. Increases in legal expenses and other reserves in 2002 were offset by the reduction in amortization related to goodwill. As a percentage of revenue, these costs decreased to 16.9% in 2002 from 18.1% in 2001.

     Operating income increased by $1.7 million or 34.0%, to $6.7 million in 2002 from $5.0 million in 2001, primarily a result of the factors discussed above.

     Bookings and Backlog. Bookings during the 2002 period of $69.8 million were 15.8% below bookings during the 2001 period and 9.1% above the previous quarter. Backlog at June 30, 2002 was $42.1 million, or 26.9% below June 30, 2001 and 14.8% below the previous quarter. The weak market conditions in 2002 and the overall decline in the U.S. dispenser market led to lower bookings and backlog in the 2002 period as compared to the prior year. The increase in bookings in the second quarter of 2002 as compared to the first quarter of 2002 was impacted by seasonality, with bookings in the first quarter typically impacted by the delay in the release of capital funds of major oil companies.

     Compression and Power Systems. Revenues decreased by $22.2 million, or 25.2%, to $65.9 million in 2002 from $88.1 million in 2001. Original equipment sales for the second quarter decreased approximately $16.0 million from the prior year due to sharply lower gas compression engine demand. Aftermarket part sales decreased by approximately $4.9 million primarily attributable to diminished gas compression fleet utilization.

     Gross profit decreased by $12.5 million, or 44.6%, to $15.5 million in 2002 from $28.0 million in 2001. As a percentage of revenues, gross margins decreased to 23.5% in 2002 from 31.8% in 2001. Margins were impacted by manufacturing efficiency and rate variances associated with declining production volume, as well as significant price competition on certain of our products.

     Selling, engineering, administrative, and general expenses remained relatively flat, decreasing by $0.6, or 4.7%, to $12.2 million in 2002 from $12.8 million in 2001. Decreases in selling, engineering, administrative, and general expenses in our natural gas engines business were offset by increases in our blowers business. As a percentage of revenue, these costs increased to 18.5% in 2002 from 14.5% in 2001. This percentage was impacted by the sharp decrease in revenues, as a result of the factors discussed above, as costs stayed relatively stable between the periods.

     Operating income decreased by $11.9 million, or 78.3%, to $3.3 million in 2002 from $15.2 million in 2001, primarily as a result of the factors discussed above.

     Bookings and Backlog. Bookings during the 2002 period of $73.9 million were 22.3% below bookings during the 2001 period and 6.8% above the previous quarter. Backlog at June 30, 2002 was $55.1 million, or 45.3% below June 30, 2001 and 15.0% above the previous quarter. The decline in the gas compression demand led to a significant reduction in bookings and backlog on a year over year comparison. In the second quarter of 2002, bookings and backlog benefited from increased orders in the distributed power generation market and aftermarket parts. These gains were somewhat offset by decreases in bookings and backlog in the gas compression market.

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

CONSOLIDATED

     Revenues. Revenues increased by $65.4 million, or 8.9%, to $800.3 million in 2002 from $734.9 million in 2001. The increase in revenues was attributable to increases in our flow control segment, which offset decreases in both our measurement and compression and power system segments. Our flow control segment benefited from acquisitions in 2001 and 2002 as well as increased sales volume in our valve product lines. Our compression and power systems segment was negatively impacted by declines in demand for natural gas compression, as compared to 2001. Our measurement systems segment was negatively impacted by reduced capital spending on retail fuel equipment.

     Cost of revenues. Cost of revenues as a percentage of revenues increased to 72.0% in 2002 from 69.1% in 2001. Higher manufacturing costs and an unfavorable product mix affected our flow control segment. In addition, our compression and power system segment was negatively impacted by reduced manufacturing volume and resulting inefficiencies and lower manufacturing absorption as compared to 2001.

     Gross Profit. Gross profit decreased by $3.1 million, or 1.4% to $224.2 million in 2002 from $227.3 million in 2001. As a percentage of revenues, gross profit also decreased to 28.0% in 2002 from 30.9% in 2001, primarily as a result of the factors discussed above.

     Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased by $9.8 million to $156.9 million in 2002 from $147.1 million in 2001. Selling, engineering, administrative and general expenses decreased as a percentage of revenues, to 19.6% of revenues in 2002 from 20.0% of revenues in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions were generally offset by the suspension of goodwill amortization in 2002. For the six months ended June 30, 2001, selling, engineering, administrative and general expenses included $4.2 million of amortization of goodwill. In addition, selling, engineering, administrative and general expenses in 2001 included $4.0 million of expenses related to the closure of a manufacturing facility.

     Operating Income. Operating income decreased by $12.9 million or 16.1%, to $67.3 million in 2002 from $80.2 million in 2001. The decline was primarily a result of declines in our compression and power systems segment. This segment was impacted by the depressed demand for new gas compression engines. Declines in our compression and power system segment were somewhat offset by increases in our flow control segment and measurement systems segment.

     Bookings and Backlog. Bookings during the 2002 period of $780.7 million were 0.4% below bookings during the same period in 2001. Increased bookings in our flow control segment were offset by declines in our measurement and compression and power systems segments. Backlog at June 30, 2002 period was $406.4 million compared to $401.9 million at June 30, 2001, a 1.1% increase. Increased bookings and backlog in our flow control segment were offset by declines in our measurement and compression and power systems segments.

SEGMENT ANALYSIS

     Flow Control. Revenues increased by $109.9 million, or 26.9%, to $519.1 million in 2002 from $409.2 million in 2001. Increases in our flow control segment in part were attributable to the acquisitions made. Revenues attributable to these acquisitions were approximately $52.8 million, with the remainder of the increase attributable to increased volume in our on/off valve and our control valve product lines.

     Gross profit increased by $18.6 million or 13.6%, to $155.1 million in 2002 from $136.5 million in 2001. However, as a percentage of revenue, gross margins decreased to 29.9% in 2002 from 33.4% in 2001. The earnings associated with favorable volume for certain of our products were negatively impacted by the margin deterioration with higher manufacturing costs and unfavorable product mix. In our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects. Higher manufacturing costs were impacted by throughput issues in a plant in Italy. In the control valve and pressure relief valve product lines, growth in lower margin original equipment sales for new construction business combined with relatively flat higher margin part sales resulted in overall lower margins.

     Selling, engineering, administrative, and general expenses increased by $14.1 million or 16.6%, to $98.9 million in 2002 from $84.8 million in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions. This increase was offset somewhat by the suspension of the amortization of goodwill. As a percentage of revenue, these costs decreased to 19.1% in 2002 from 20.7% in 2001.

     Operating income increased by $6.0 million, or 11.6%, to $56.2 million in 2002 from $51.7 million in 2001. Increases in operating income were due in part to the acquisitions, as discussed above, which contributed approximately $4.8 million to the increase, with the remaining increase resulting from increased volume.

     Bookings and Backlog. Bookings during the 2002 period of $503.8 million were 13.9% above bookings during the 2001 period. Backlog at June 30, 2002 was $313.8 million, or 26.5% above backlog at June 30, 2001. Significant increases in demand in our on/off product lines for 2002 particularly associated with large international projects are primarily responsible for increased bookings and backlog on a year over year comparison. Backlog attributable to the three acquisitions made in 2001 and 2002 was $39.1 million at June 30, 2002.
     Measurement Systems. Revenues decreased by $9.1 million, or 6.0%, to $143.2 million in 2002 from $152.3 million in 2001. The decrease in revenues was in large part due to reduced capital spending on retail fuel equipment.

     Gross profit decreased by $1.9 million, or 5.2%, to $34.8 million in 2002 from $36.7 million in 2001. This decrease primarily resulted from lower sales volume. As a percentage of revenue, gross margins were 24.3% in 2002 as compared to 24.1% in 2001.

     Selling, engineering, administrative, and general expenses decreased by $5.8 million or 18.5% to $25.6 million from $31.4 million in 2001. In the first quarter of 2001, we recorded $4.0 million in expenses related to the closure and relocation of a retail fuel dispenser facility. In addition, we realized savings from cost reduction measures implemented earlier in the year. As a percentage of revenue, these costs decreased to 17.9% in 2002 from 20.6% in 2001.

     Operating income increased by $3.9 million, or 73.6%, to $9.2 million in 2002 from $5.3 million in 2001. This was primarily impacted by the $4.0 million in expenses incurred in 2001 related to a plant closure discussed above. In addition, the segment was impacted by lower sales volume, which was mitigated in part by certain cost reduction measures implemented earlier in the year.

     Bookings and Backlog. Bookings during the 2002 period of $133.8 million were 15.8% below bookings during the 2001 period. Backlog at June 30, 2002 was $42.1 million, or 26.9% below backlog at June 30, 2001. The weak market conditions in 2002 and the overall decline in the U.S. dispenser market led to lower bookings and backlog in the 2002 period as compared to the prior year.

     Compression and Power Systems. Revenues decreased by $36.9 million, or 20.9%, to $139.9 million in 2002 from $176.8 million in 2001. Sales for our products in our natural gas engine business for the second quarter decreased approximately $24.1 million from the prior year due to sharply lower gas compression engine demand and aftermarket part sales decreased by approximately $9.3 million.

     Gross profit decreased by $19.6 million or 36.3%, to $34.4 million in 2002 from $54.0 million in 2001. As a percentage of revenues, the gross margin percentages decreased to 24.6% in 2002 from 30.5% in 2001. This decrease was primarily a result of reduced manufacturing efficiency and rate variances associated with declining production volume.

     Selling, engineering, administrative, and general expenses remained relatively flat decreasing by $0.1 million or 0.4% to $25.0 million in 2002 from $25.1 million in 2001. Decreases in selling, engineering, administrative, and general expenses in our natural gas engines business were offset by increases in our blowers business. As a percentage of revenue, these costs increased to 17.9% in 2002 from 14.2% in 2001. This percentage was impacted by the sharp decrease in revenues, as a result of the factors discussed above, as costs stayed relatively stable between the periods.

     Operating income decreased by $19.5 million, or 67.5%, to $9.4 million in 2002 from $28.9 million in 2001. Our operating income was primarily impacted by declines in orders for engines used in gas compression, as discussed above.

     Bookings and Backlog. Bookings during the 2002 period of $143.1 million were 21.7% below bookings during the 2001 period. Backlog at June 30, 2002 was $55.1 million, or 45.3% below backlog at June 30, 2001. The decline in the gas compression demand led to a significant reduction in booking and backlog on a year over year comparison.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

     Cash and equivalents were $84.1 million and $101.3 million as of June 30, 2002 and 2001 respectively. A significant portion of our cash and equivalents balances is utilized in our international operations and may not be immediately available to service debt in the United States.

     Net cash flow provided by operating activities was $42.3 million and $98.0 million for the six months ended June 30, 2002 and 2001, respectively.

     Net cash flow used in investing activities was $29.9 million for the six months ended June 30, 2002. The cash flow used in investing activities resulted from the Modern Acquisition and capital expenditures. Net cash flow used in investing activities was $1,304.6 million for the six months ended June 30, 2001 resulting from cash used to complete the recapitalization transaction of $1,291.8 million and capital expenditures of $12.8 million.

     Net cash flow used in financing activities was $23.3 million for the six months ended June 30, 2002, resulting primarily from the repayment of debt with the use of the proceeds from the issuance of additional senior subordinated notes and the payment of deferred financing fees. In addition, we issued an additional 250,000 shares of class B common stock for proceeds of $10.0 million. Net cash flow provided by financing activities was $1,289.4 million for the six months ended June 30, 2001 resulting from the proceeds of the 2001 notes and borrowings under the credit facility, along with cash from the investors, which were used to complete the recapitalization transaction.

     In March 2002, we issued an additional $250 million of 9-3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% of their principal amounts plus accrued interest from October 15, 2001. We recorded a $6.3 million premium that is amortized over the term of the notes, and recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. As a result of the repayment of debt under the Tranche A term loans, we recorded a loss of $12.9 million, which represented the write-off of an allocable portion of debt issuance costs associated with the Tranche A term loans. Fees paid at closing in connection with the issuance were approximately $5.5 million

     In March 2002, we also obtained an amendment to our credit facility. The amendment revised certain financial covenants to provide us with greater financial flexibility. The amendment also increased from $95 million to $195 million, the amount by which the Tranche B term loan of the credit facility can be increased. Fees paid in connection with the amendment were approximately $1.0 million. As discussed under "Market Forces," we have experienced weakness in demand for some of our products as a result of general economic conditions. If economic conditions do not improve in the second half of 2002, we may need to seek approval from the lenders under our credit facility to modify the financial ratios applicable to future periods.

     In June 2002, we made a voluntary prepayment on our credit facility of $30 million, which extinguished our Tranche A term loans. As a result of the early extinguishment of debt we recorded a loss of $0.3 million, which represented the write-off of the remaining unamortized debt issuance costs associated with the Tranche A term loans. These costs have been reflected as interest expense in our condensed consolidated statements of operations.

     As of June 30, 2002, we had $556.1 of senior subordinated notes, including a $6.1 million premium, $427.1 million of debt consisting of the Tranche B term loan under the credit facility, and $12.0 million of other long-term debt. In addition, we have a $100.0 million revolving credit facility, subject to certain conditions, of which $59.3 million was available and $40.7 million was reserved for letters of credit as of June 30, 2002.

     The following tables set forth the contractual cash commitments for debt and lease obligations as well as commitments for the next several years:

                               REMAINDER
                                  OF                                                       2007 AND
                                 2002        2003        2004        2005        2006     THEREAFTER     TOTAL
                               ---------   ---------   ---------   ---------   ---------  ----------   ---------
                                                                 (IN MILLIONS)
CONTRACTUAL CASH OBLIGATIONS
Long-Term Debt(1)              $     5.5   $     3.6   $     5.7   $     5.7   $     5.6   $   963.0   $   989.1
Capital Lease Obligations            1.0         0.6         0.5         0.4         0.4         0.6         3.5
Operating Leases                     7.6        11.1         9.3         7.6         4.2        10.3        50.1
                               ---------   ---------   ---------   ---------   ---------   ---------   ---------
 Total Contractual Cash        $    14.1   $    15.3   $    15.5   $    13.7   $    10.2   $   973.9   $ 1,042.7
                               =========   =========   =========   =========   =========   =========   =========
   Obligations


                    REMAINDER
                       OF                                                      2007 AND
                      2002         2003       2004        2005        2006     THEREAFTER     TOTAL
                    ---------   ---------   ---------   ---------   ---------  ----------   ---------
                                                      (IN MILLIONS)
COMMITMENTS
Letters of Credit   $    14.7   $    25.2   $     0.8   $      --   $      --   $      --   $    40.7
                    ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total Commitments   $    14.7   $    25.2   $     0.8   $      --   $      --   $      --   $    40.7
                    =========   =========   =========   =========   =========   =========   =========

(1) Excludes a $6.1 premium which is being amortized over the term of the notes

     Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under the credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings, working capital reductions and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the credit facility and the notes, on commercially reasonable terms or at all.

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

     SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and eliminates the requirement to amortize goodwill and intangible assets with indefinite lives, addresses the amortization of intangible assets with defined lives and requires impairment testing of intangible assets. Accordingly, as of January 1, 2002, we no longer amortize goodwill. In addition, we performed the transitional impairment test required as of January 1, 2002 and determined there was no impairment of our goodwill. If goodwill amortization was excluded for the three and six months ended June 30, 2001, our net income would have increased by approximately $2.1 million and $4.2 million, respectively. Adjusted net income for the three and six months ended June 30, 2001, would have been $20.8 million and $42.4 million, respectively.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are still evaluating the impact this statement may have on our results of operations and financial position.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 64, "Extinguishment of Debts Made to Satisfy Sinking Fund Requirements," amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" established accounting requirements for the effects of the transition to the provisions of the Motor Carrier Act of 1980. As the transition is complete, SFAS No. 44 is no longer necessary. This statement also amends SFAS No. 13, "Accounting for Leases" and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We have elected early application of this statement. During 2002, we extinguished our Tranche A term loans, and as a result, we recorded a loss of $13.2 million, which represented the write-off of unamortized debt issuance costs. These costs have been reflected as interest expense in our condensed consolidated statements of operations, and have not been classified as an extraordinary item.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are still evaluating the impact this statement may have on our results of operations and financial position.

                              CERTAIN RISK FACTORS

     Set forth below are important risks and uncertainties that could cause our actual results to differ materially from those expressed in forward-looking statements made by our management.

OUR OPERATING RESULTS COULD BE HARMED DURING ECONOMIC OR INDUSTRY DOWNTURNS.

     The businesses of most of our customers, particularly oil, gas and chemical companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. For example, due to the recent declines in oil and gas prices, some of our key customers have reduced their capital spending, which has resulted in reduced demand for our products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, certain of our customers may experience reduced access to capital during economic downturns. Therefore, any significant downturn in our customers' markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, because we only compete in some segments of the energy infrastructure industry, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole. See "Management's Discussion of Financial Condition and Results of Operations - Market Forces."

THE LOSS OF ONE OUR LARGE CUSTOMERS, OR FAILURE TO WIN, NATIONAL, REGIONAL AND GLOBAL CONTRACTS FROM AN EXISTING CUSTOMER, COULD SIGNIFICANTLY REDUCE OUR CASH FLOW, MARKET SHARE AND PROFITS.

     Some of our customers contribute a substantial amount to our revenues. For the six months ended June 30, 2002, our largest customer represented approximately 3.5% of total revenues, and our top ten customers collectively represented approximately 16.5% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers' capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Recently, major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, was 44.4% for the six months ended June 30, 2002. Accordingly, our future results could be harmed by a variety of factors, including:

o    changes in foreign currency exchange rates;

o    exchange controls;

o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

o    hyperinflation;

o tariffs, other trade protection measures and import or export licensing requirements;

o    potentially negative consequences from changes in tax laws;

o    difficulty in staffing and managing widespread operations;

o    differing labor regulations;

o requirements relating to withholding taxes on remittances and other payments by subsidiaries;

o    different regimes controlling the protection of our intellectual property;

o restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

o    restrictions on our ability to repatriate dividends from our subsidiaries;
     and

o    unexpected changes in regulatory requirements.

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

     We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including potentially substantial costs for remediation and investigation of some of our properties (many of which are sites of long-standing manufacturing operations). In addition, although we believe our operations are substantially in compliance and that we will be indemnified by Halliburton for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters, or the refusal and/or inability of Halliburton to meet its indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations. See Note 9 to Condensed Consolidated Financial Statements as of June 30, 2002 (unaudited).

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN NEGOTIATING NEW COLLECTIVE BARGAINING AGREEMENTS.

     As of the sixth months ended June 30, 2002, we had approximately 8,300 employees. Approximately 40% of our U.S. workforce and 41% of our global workforce is represented by labor unions. Of our ten material collective bargaining agreements, one will expire in 2002, six will expire in 2003, one will expire in 2004 and two will expire in 2005. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

WE ARE CONTROLLED BY FIRST RESERVE AND ODYSSEY, WHOSE INTEREST MAY NOT BE ALIGNED WITH INVESTORS' INTEREST.

     A holding company controlled by First Reserve, Odyssey and their affiliates owns approximately 92.5% the outstanding common shares of our parent company and, therefore, has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, appointment of management, entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.

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

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE COMPARABLE TO FUTURE PERIODS.

     The historical financial information included herein for periods prior to the consummation of the recapitalization transaction may not necessarily reflect our results of operations, financial position and cash flows in the future or the results of operations, financial position and cash flows that would have occurred if we had been a separate, independent entity during the periods presented. The historical financial information included in this Form 10-Q for those periods does not fully reflect the many significant changes that occurred in our capital structure, funding and operations as a result of the recapitalization, the credit facility, the notes offering or the additional costs we expect to incur in operating as an independent company. For example, funds required for working capital and other cash needs for those periods were obtained from Halliburton on an interest-free intercompany basis without any debt service requirement.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We are a highly leveraged company. As of the six months ended June 30, 2002, we had $995.2 million of outstanding long-term indebtedness, $41.6 million of short-term notes and $3.5 million of capital lease obligations and a stockholders' deficit of $16.9 million. This level of indebtedness could have important consequences, including the following:

o it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

o it may limit our flexibility in planning for, or reacting to, changes in our business;

o we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

o it may make us more vulnerable to a downturn in our business or the economy;

o a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes; and

o there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

DESPITE OUR SUBSTANTIAL INDEBTEDNESS, WE MAY STILL INCUR SIGNIFICANTLY MORE DEBT. THIS COULD INTENSIFY THE RISKS DESCRIBED ABOVE.

     The terms of the indenture governing the notes do not prohibit us from incurring significant additional indebtedness in the future. As of the six months ended June 30, 2002, we had $59.3 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility will be senior to the notes.

YOUR RIGHT TO RECEIVE PAYMENTS ON THE NOTES WILL BE JUNIOR TO THE BORROWINGS UNDER THE CREDIT FACILITY AND POSSIBLY ALL FUTURE BORROWINGS.

     The notes and the subsidiary guarantees rank behind all of our and the subsidiary guarantors' existing senior indebtedness including the credit facilities and will rank behind all of our and their future senior indebtedness, except any future indebtedness that expressly provides that it ranks equal with, or subordinated in right of payment to, the notes and the guarantees. As a result, upon any distribution to our creditors or the creditors of the subsidiary guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors or our or their property, the holders of our senior indebtedness and senior indebtedness of the subsidiary guarantors will be entitled to be paid in full in cash before any payment may be made with respect to the notes or the subsidiary guarantees. In addition, the credit facility is secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries.

     In addition, all payments on the notes and the subsidiary guarantees will be blocked in the event of a payment default on senior debt and may be blocked for up to 179 consecutive days in the event of certain nonpayment defaults on senior indebtedness.

     In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors, holders of the notes will participate with trade creditors and all other holders of our senior subordinated indebtedness and the subsidiary guarantors in the assets remaining after we and the subsidiary guarantors have paid all of the senior indebtedness. However, because the indenture requires that amounts otherwise payable to holders of the notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of the notes may receive less, ratably, than holders of trade payables in any such proceeding. In any of these cases, we and the subsidiary guarantors may not have sufficient funds to pay all of our creditors and holders of notes may receive less, ratably, than the holders of senior indebtedness.

     As of June 30, 2002, the notes and the subsidiary guarantees would have been subordinated to $439.1 million of long-term indebtedness, $41.6 million of short-term notes and $3.5 million of capital lease obligations and approximately $59.3 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

RESTRICTIVE COVENANTS IN THE CREDIT FACILITY AND THE INDENTURE MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.

     The credit facility and the indenture limit our ability, among other things, to:

o    incur additional indebtedness or contingent obligations;

o    pay dividends or make distributions to our stockholders;

o    repurchase or redeem our stock;

o    make investments;

o    grant liens;

o    make capital expenditures;

o    enter into transactions with our stockholders and affiliates;

o    sell assets; and

o    acquire the assets of, or merge or consolidate with, other companies.

     In addition, the credit facility requires us to maintain financial ratios. We may not be able to maintain these ratios. Covenants in the credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not have a material effect on our business, financial condition or results of operations. In addition, pursuant to the recapitalization agreement, we are indemnified by Halliburton for up to $950.0 million of losses arising out of all legal actions initiated prior to the closing of the recapitalization transaction and certain legal actions arising after the closing.

     Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health.

CERTAIN SUBSIDIARIES ARE NOT INCLUDED AS SUBSIDIARY GUARANTORS.

     The guarantors of the notes include our wholly owned domestic subsidiaries. However, the condensed consolidated financial statements include both our wholly owned and non-wholly owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the six months ended June 30, 2002 of our subsidiaries that are not guarantors were $354.8 million. As of the six months ended June 30, 2002, those subsidiaries held 50.1% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer "wholly owned." The indenture does not restrict our ability to do so.

     Because a substantial portion of our operations are conducted by foreign and non-wholly owned subsidiaries, our cash flow and our ability to service debt, including our and the subsidiary guarantors' ability to pay the interest on and principal of the notes when due, are dependent to a significant extent on interest payments, cash dividends and distributions and other transfers of cash from our foreign and non-wholly owned subsidiaries. In addition, any payment of interest, dividends, distributions, loans or advances by our foreign and non-wholly owned subsidiaries to us and the subsidiary guarantors, as applicable, could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which our foreign subsidiaries operate. Moreover, payments to us and the subsidiary guarantors by the foreign and non-wholly owned subsidiaries will be contingent upon these subsidiaries' earnings.

     Our foreign and non-wholly owned subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the foreign subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries' assets, will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors and holders of debt of that subsidiary.

FEDERAL AND STATE LAWS PERMIT A COURT TO VOID THE SUBSIDIARY GUARANTEES UNDER CERTAIN CIRCUMSTANCES.

     Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims with respect to a guarantee could be subordinated to all other debts of that subsidiary guarantor under certain circumstances. While the relevant laws may vary from state to state, under such laws, the issuance of a guarantee will be a fraudulent conveyance if (1) any of our subsidiaries issued subsidiary guarantees with the intent of hindering, delaying or defrauding creditors or (2) any of the subsidiary guarantors received less than reasonably equivalent value or fair consideration in return for issuing their respective guarantees, and, in the case of (2) only, one of the following is also true:

          o any of the subsidiary guarantors were insolvent, or became insolvent, when they issued the guarantee;

          o issuing the guarantees left the applicable subsidiary guarantor with an unreasonably small amount of capital; or

          o the applicable subsidiary guarantor intended to, or believed that it would, be unable to pay debts as they matured.

     If the issuance of any guarantee were a fraudulent conveyance, a court could, among other things, void any of the subsidiary guarantors' obligations under their respective guarantees and require the repayment of any amounts paid thereunder.

     Generally, an entity will be considered insolvent if:

          o the sum of its debts is greater than the fair value of its property;

          o the present fair value of its assets is less than the amount that it will be required to pay on its existing debts as they become due; or

          o    it cannot pay its debts as they become due.

     We believe, however, that immediately after issuance of the notes and the subsidiary guarantees, we and each of the subsidiary guarantors were solvent, had sufficient capital to carry on our respective businesses and were able to pay their respective debts as they matured. We cannot be sure, however, as to what standard a court would apply in making such determinations or that a court would reach the same conclusions with regard to these issues.

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

     Our financial performance is also exposed to movements in short-term floating market interest rates. Our objective in managing this interest rate exposure is to comply with terms of the credit agreement and to limit the impact of interest rate changes on earnings and cash flows, and to reduce overall borrowing costs.

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

                                       2002        2003           2004        2005        2006   THEREAFTER      TOTAL   FAIR VALUE
                                     -------     ---------      -------      -------     ------  ----------     -------  ----------
                                                                        (IN MILLIONS)
RELATED FORWARD CONTRACTS TO SELL USD
British Pound
     Notional Amount                $     2.8           --           --           --         --           --    $   2.8          --
     Avg. Contract Rate                1.4481           --           --           --         --           --
Euro
     Notional Amount                $     8.8           --           --           --         --           --    $   8.8   $     0.1
     Avg. Contract Rate                0.9078           --           --           --         --           --
RELATED FORWARD CONTRACTS TO SELL JPY
United States Dollar
     Notional Amount                       --    $     0.4           --           --         --           --    $   0.4          --
     Avg. Contract Rate                    --     133.7439           --           --         --           --
RELATED FORWARD CONTRACTS TO SELL ZAR
United States Dollar
     Notional Amount                $     0.7           --           --           --         --           --    $   0.7   $    (0.1)
     Avg. Contract Rate                11.429       12.682           --           --         --           --
Euro                                                                                                      --
     Notional Amount                $     0.5           --           --           --         --           --    $   0.5          --
     Avg. Contract Rate                10.213       10.343           --           --         --           --
RELATED FORWARD CONTRACTS TO BUY EUR
United States Dollar
     Notional Amount                $    54.3    $     1.0           --           --         --           --    $  55.3   $     3.1
     Avg. Contract Rate                0.8968       0.8940           --           --         --           --
British Pound
     Notional Amount                $     2.5           --           --           --         --           --    $   2.5          --
     Avg. Contract Rate                0.6377           --           --           --         --           --
LONG-TERM DEBT
U.S. Dollar Functional Currency
     Fixed Rate                     $     4.8    $     0.7    $     0.7    $     0.7    $   0.7    $   553.0    $ 560.6   $   568.2
     Average Interest Rate               9.28%        9.29%        9.30%        9.31%      9.31%        9.35%
     Variable Rate                  $     0.3    $     2.7    $     4.8    $     4.8    $   4.8    $   412.2    $ 429.6   $   429.6
     Average Interest Rate               5.71%        7.76%        8.67%        9.11%      8.67%        9.48%
Euro Functional Currency
     Variable Rate                  $     0.1    $     0.2    $     0.2    $     0.2    $   0.1    $     0.1    $   0.9   $     0.9
     Average Interest Rate               3.41%        4.33%        4.96%        5.38%      5.59%        6.01%
     Fixed Rate                     $     0.7    $     0.8    $     0.7    $     0.7    $   0.6    $     0.6    $   4.1   $     4.5
     Average Interest Rate               4.21%        4.30%        4.33%        4.38%      4.50%        4.50%
INTEREST RATE SWAPS
     Pay Fixed/Receive Variable            --    $   115.0           --           --         --           --    $ 115.0   $    (3.3)
     Average Pay Rate                    4.49%        4.49%          --           --         --           --
     Average Receive                     1.94%        2.30%
     Pay Variable/Receive Fixed            --    $   100.0           --           --         --           --    $ 100.0   $     0.9
     Average Pay Rate                    8.14%        8.76%          --           --         --           --
     Average Receive                     9.38%        9.38%          --           --         --           --

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

     The Company is involved in various legal proceedings, none of which is deemed material for reporting purposes. Information relating to various commitments and contingencies is described in Note 8 of the financial statements in this Form 10-Q.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     On April 3, 2002, we issued 250,000 shares of class B common stock, par value $0.001, to DEG Acquisitions LLC, for proceeds of $10 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)    Exhibits


 EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
 -----------                       ----------------------

 * 4.1 Amendment No. 2 to the Credit Agreement dated June 17, 2002 among Dresser, Inc. as U.S. Borrower and D.I. Luxembourg
                    S.A.R.L. as the Euro Borrower and the Lenders named therein

*   Filed herewith

b.)       Reports on Form 8-K

     Current Report on Form 8-K of Dresser dated May 15, 2002 reporting under
Item 9. Regulation FD Disclosure announcing its financial results for the quarter ended March 31, 2002.

     Current Report on Form 8-K of Dresser dated June 10, 2002 reporting under
Item 4. Changes in Registrant's Certifying Accountant regarding the dismissal of Arthur Andersen LLP and the appointment of PricewaterhouseCoopers LLP.

     Current Report on Form 8-K of Dresser dated July 3, 2002 reporting under
Item 5. Other Events and FD Disclosure announcing a modification of its corporate structure.

                                   SIGNATURES

     AS REQUIRED BY THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS AUTHORIZED THIS REPORT TO BE SIGNED ON BEHALF OF THE REGISTRANT BY THE UNDERSIGNED AUTHORIZED INDIVIDUALS.

                                             DRESSER, INC.



Date:  August 14, 2002                By:  /s/      Patrick M. Murray
                                          --------------------------------------
                                                    Patrick M. Murray
                                           President, Chief Executive Officer




                                            /s/     James A. Nattier
                                          --------------------------------------
                                                    James A. Nattier
                                               Executive Vice President
                                                    Chief Financial Officer




                                              /s/   Dale B. Mikus
                                          --------------------------------------
                                                    Dale B. Mikus
                                               Vice President - Finance and
                                               Chief Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 * 4.1 Amendment No. 2 to the Credit Agreement dated June 17, 2002 among Dresser, Inc. as U.S. Borrower and D.I. Luxembourg
                    S.A.R.L. as the Euro Borrower and the Lenders named therein