Form 10-Q
period 2002-09-30
DRESSER INC
filed 2002-11-14
CIK 1140415

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-60778

DRESSER, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2795365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15455 Dallas Parkway, Suite 1100
Addison, Texas 75001
(Address of principal executive offices) (zip code)

(972) 361-9800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares outstanding of common stock (par value $0.01 per share) as of November 11, 2002 was 1,000.

DRESSER, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DRESSER, INC.
Condensed Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$407.0	$403.3	$1,207.3	$1,138.2

Cost of revenues	306.8	280.6	882.9	788.2

Gross profit	100.2	122.7	324.4	350.0

Selling, engineering, administrative and general expenses and general expenses	78.7	77.6	235.6	224.7

Operating income	21.5	45.1	88.8	125.3

Interest expense	(22.0)	(25.9)	(80.1)	(46.4)
Interest income	0.9	1.6	2.0	3.0
Other (deductions) income, net	(1.8)	3.2	—	(0.3)

(Loss) income before taxes	(1.4)	24.0	10.7	81.6

Provision for income taxes	—	(12.9)	(4.6)	(32.3)

Net (loss) income	$(1.4)	$11.1	$6.1	$49.3

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.
Condensed Consolidated Balance Sheets
(in millions, except share information)
(unaudited)
ASSETS	September 30, 2002	December 31, 2001

Current assets:
Cash and equivalents	$92.6	$97.2
Receivables, net	320.3	316.2
Inventories, net	304.1	328.3
Other current assets	14.7	10.4

Total current assets	731.7	752.1

Property, plant and equipment, net	215.2	235.9
Investments in unconsolidated subsidiaries	7.5	4.8
Long-term receivables and other assets	66.0	86.8
Deferred tax assets	96.9	95.6
Goodwill, net	428.3	408.7
Intangibles, net	6.2	5.8

Total assets	$1,551.8	$1,589.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts and notes payable	$210.2	$245.3
Contract advances	5.5	10.5
Accrued expenses	160.3	137.2

Total current liabilities	376.0	393.0

Pension and other retiree benefits	195.6	214.3
Long-term debt	964.8	1,000.0
Other liabilities	33.1	26.0
Commitments and contingencies

Total liabilities	1,569.5	1,633.3

Shareholders’ deficit:
Common stock, $0.01 par value; issued and outstanding: 1,000 in 2002 (See Note 2)	—	—
Common stock, $0.001 par value; issued and outstanding: 10,488,222 class A and 909,486 class B in 2001	—	—
Capital in excess of par value	455.1	455.9
Accumulated deficit	(451.6)	(466.9)
Accumulated other comprehensive loss	(21.2)	(32.6)

Total shareholders’ deficit	(17.7)	(43.6)

Total liabilities and shareholders’ deficit	$1,551.8	$1,589.7

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$6.1	$49.3
Adjustments to reconcile net income to cash flow provided by operating activities:
Depreciation and amortization	32.7	40.6
Equity earnings of unconsolidated affiliates	(2.5)	(1.4)
Loss on repayment of debt	15.4	—

Other changes, net
Receivables	(1.8)	(64.1)
Inventories	37.8	(63.1)
Accounts payable	2.1	57.8
Other, net	3.2	76.3

Net cash provided by operating activities	93.0	95.4

Cash flows from investing activities:
Capital expenditures	(11.0)	(24.4)
Business acquisitions	(21.4)	(1,326.7)

Net cash used in investing activities	(32.4)	(1,351.1)

Cash flow from financing activities:
Changes in intercompany activities	—	(109.2)
Proceeds from the issuance of long-term debt	256.3	998.5
Repayment of long-term debt (including current portion)	(313.6)	—
(Decrease) increase in short-term notes payable	(6.8)	45.3
Payment of deferred financing fees	(8.3)	—
Proceeds from the issuance of stock	10.0	369.6
Cash overdrafts	—	12.3

Net cash (used in) provided by financing activities	(62.4)	1,316.5

Effect of translation adjustments on cash	(2.8)	2.0

Net (decrease) increase in cash and equivalents	(4.6)	62.8

Cash and equivalents, beginning of period	97.2	19.7

Cash and equivalents, end of period	$92.6	$82.5

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$43.3	$14.5
Income taxes	16.0	17.7

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.    Organization and Basis of Presentation

Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc. under the laws of the state of Delaware. The certificate of incorporation was amended and restated on April 9, 2001 and again on July 3, 2002. As used in this report, the terms “Dresser,” “the Company,” “we” or “us” refer to Dresser, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

In January 2001, Halliburton Company (“Halliburton”), together with its wholly owned subsidiary Dresser B.V. signed an Agreement and Plan of Recapitalization (the “Agreement”) with DEG Acquisitions, LLC, to effect the sale of its businesses relating to, among other things, the design, manufacture and marketing of three business segments known as flow control, measurement systems and compression and power systems for customers primarily in the energy industry. Halliburton originally acquired the businesses as part of its acquisition of Dresser Industries, Inc. (“Dresser Industries”) in 1998. Dresser Industries’ operations consisted of the Company’s businesses and certain other operating units retained by Halliburton following the consummation of the recapitalization transactions. In order to accomplish this transaction, Halliburton effected the reorganization of various legal entities that comprised the Dresser Equipment Group (“DEG”) business segment of Halliburton.

In connection with the recapitalization in April 2001, Dresser made payments to Halliburton Company of approximately $1,300 million to redeem common equity and purchase the stock of foreign subsidiaries. The recapitalization transactions and related expenses were financed through the issuance of $300 million of senior subordinated debt (the “2001 notes”), $720 million of borrowings under the credit facility, and approximately $400 million of common equity contributed by DEG Acquisitions LLC, an entity owned by First Reserve Corporation and Odyssey Investment Partners Fund, LP.

On July 3, 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the 100% holder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the 100% holder of Dresser Holdings, Ltd. The former direct shareholders of Dresser collectively hold all of the shares of Dresser, Ltd. in proportion to their prior direct ownership interests in Dresser. These holding companies have no assets or liabilities, other than common stock holdings of Dresser, conduct no operations outside of Dresser and have no transactions to date other than those incidental to their formation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or shareholders’ deficit.

The consolidated financial information of the Company for periods prior to March 31, 2001 has been prepared by management on a carve-out basis and reflects the consolidated financial position, results of operations and cash flows of Dresser in accordance with accounting principles generally accepted in the United States. The consolidated financial statements exclude certain items, which were not transferred as a result of the Agreement and any financial

DRESSER, INC.
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

effects from Halliburton’s decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of Dresser on a stand-alone basis. However, the financial position, results of operations and cash flows may not be indicative of what would have been reported if Dresser had been a stand-alone entity or had been operated in accordance with the Agreement during the periods prior to March 31, 2001.

Note 2.    Corporate Reorganization

Effective July 3, 2002, Dresser, entered into an agreement and plan of merger (“Merger Agreement”) with Dresser, Ltd., a Bermuda company, and Dresser Mergerco Inc., a Delaware Corporation and a wholly owned indirect subsidiary of Dresser and Dresser, Ltd. Dresser Mergerco merged with and into Dresser, with Dresser being the surviving corporation.

Upon the terms of the Merger Agreement, each outstanding share of Dresser common stock was cancelled and the holders received one class A common share of Dresser Ltd., for each share of Dresser class A common stock, and one class B common share of Dresser Ltd. for each share of Dresser class B common stock, respectively, held by each shareholder. The reorganization has been accounted for as a reorganization of entities under common control, and accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities, and shareholder’s deficit.

In addition, the certification of incorporation was amended. The total number of shares of stock, which Dresser shall have the authority to issue, is 10,000 having a par value of $0.01 per share of common stock.

Note 3.    Restructuring and Other Exit Activities

During the third quarter, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In connection with these activities, we have elected early application of Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and have recognized costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

During the third quarter of 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility and (3) discontinue several small product lines. We incurred charges of approximately $3.9 million for inventory markdowns associated with these activities. These costs have been reflected in costs of revenues in our condensed consolidated statements of operations.

In connection with these activities, as described above, we incurred certain restructuring charges related to termination benefits as we terminated 93 employees. We also impaired certain assets, related to machinery, goodwill, and capitalized designs. These costs have been reflected in selling, engineering, general and administrative costs. The restructuring charges are detailed below:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Reserved at 9/30/2002
	(in millions)
Termination benefits	$1.6	$0.1	$—	$1.5
Write-down of other assets	0.5	—	0.5	—
Write-down of machinery assets	0.2	—	0.2	—
Write-down of goodwill	0.2	—	0.2	—

Total	$2.5	$0.1	$0.9	$1.5

DRESSER, INC.
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4.    Business Segment Information

We operate under three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. We believe these changes will better serve our customers. Although we still report under three reportable segments, the operating units that comprise each reportable segment have changed. Flow control consists of all of the previous valve and actuator product lines with the addition of the instruments, meters, regulators, and piping specialties product lines. Measurement systems will now primarily have the results of the retail fueling product line. Compression and power systems components have not changed and the segment will continue to report the results of the natural gas and blower product lines.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)
	2002	2001	2002	2001
Revenues:
Flow Control	$255.7	231.1	$774.8	$639.8
Measurement Systems	79.1	82.2	222.3	234.5
Compression and Power Systems	73.1	91.3	213.0	268.1
Eliminations	(0.9)	(1.3)	(2.8)	(4.2)

Total	$407.0	$403.3	$1,207.3	$1,138.2

Operating income:
Flow Control	$13.6	$23.1	$69.8	$74.9
Measurement Systems	6.5	10.2	15.7	15.4
Compression and Power Systems	4.8	15.7	14.2	44.6
Corporate	(3.4)	(3.9)	(10.9)	(9.6)

Total	$21.5	$45.1	$88.8	$125.3

Note 5.    Receivables

Accounts receivable are stated at their estimated net realizable value. Included in receivables are notes receivable of $10.6 million and $7.6 million as of September 30, 2002 and December 31, 2001, respectively.

DRESSER, INC.
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Allowances for doubtful accounts of $6.8 million and $5.4 million as of September 30, 2002 and December 31, 2001, respectively, are netted in the receivable balance.

Note 6.    Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (LIFO) method. All other inventories are valued on a first-in, first-out (FIFO) basis.

Inventories on a LIFO method represented $68.6 million and $91.0 million of our inventories as of September 30, 2002 and December 31, 2001, respectively. The excess of FIFO over LIFO costs as of September 30, 2002 and December 31, 2001, were $68.3 million and $72.2 million, respectively. Inventories are summarized as follows:

	September 30, 2002	December 31, 2001
	(in millions)

Finished products and parts	$210.6	$203.0
In-process products and parts	100.6	105.4
Raw materials and supplies	73.1	89.8

Total inventory	$384.3	$398.2

Less:
LIFO reserve and full absorption	(66.2)	(67.9)
Progress payments on contracts	(14.0)	(2.0)

Inventories, net	$304.1	$328.3

In connection with certain restructuring activities, as discussed in Note 3, we decided to exit from certain product lines. As a result, we incurred charges of $3.9 million associated with the markdown of inventory related to these products. In addition, we recorded additional reserves for excess and obsolete inventory and write-downs for inventory shrinkage of $5.7 million. These charges have been reflected in cost of revenues in our condensed consolidated statements of operations.

Note 7.    Acquisitions

On April 5, 2002, we acquired the net assets of Modern Supply Company, Inc., Ponca Fabricators, Inc. and Quality Fabricators, Inc. (the “Modern Acquisition”). The results of the operations for the Modern Acquisition have been included in the condensed consolidated financial statements since that date. The businesses of the Modern Acquisition were principally engaged in the business of distributing, repairing and servicing our small diameter ball valve, gate valve, check valve and actuation products in the United States market. With the Modern Acquisition, we established a more direct control of the distribution and marketing channel for small valves and spare parts. It is consistent with our strategy of expanding and developing the service and aftermarket business of our flow control segment. The purchase price was approximately $28.0 million. We paid cash of $21.4 million, including $0.5 million of closing costs, and assumed $7.1 million in debt.

Additionally, in April 2002, we issued 250,000 shares of class B common stock to DEG Acquisitions, LLC for $10.0 million. The proceeds were used to finance the purchase of the Modern Acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

DRESSER, INC.
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

April 5, 2002
(in millions)

Current assets	$17.1
Property, plant, and equipment	0.2
Goodwill	14.9

Total assets acquired	$32.2

Current liabilities	(3.7)
Long-term debt	(7.1)

Total liabilities assumed	(10.8)

Net assets acquired	$21.4

The goodwill was assigned to our flow control segment. Of the goodwill recorded, the total amount is expected to be deductible for tax purposes.

Note 8.    Goodwill

Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangibles.” SFAS No. 142 supercedes APB No. 17, “Intangible Assets,” and eliminates the requirement to amortize goodwill and intangible assets with indefinite useful lives, addresses the amortization of intangible assets with defined lives and requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least on an annual basis. Accordingly, as of January 1, 2002, we no longer amortize goodwill. During the second quarter of 2002, we completed the transitional goodwill test prescribed in SFAS No. 142 with respect to our existing goodwill as of January 1, 2002. The transitional goodwill impairment tests involved a comparison of the fair value of each of our reporting units, as defined under SFAS No. 142, with its carrying amount. Based on the transitional impairment test, we determined there was no impairment of our goodwill.

The following table provides comparative net income information had goodwill amortization been excluded for the three and nine months ended September 30, 2002 and 2001, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)
	2002	2001	2002	2001
Net (loss) income	$(1.4)	$11.1	$6.1	$49.3
Goodwill amortization, net of tax	—	1.6	—	4.2

Adjusted net income	$(1.4)	$12.7	$6.1	$53.5

Note 9.    Debt

In March 2002, we issued an additional $250.0 million of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% of their principal amounts plus accrued interest from October 15, 2001. We recorded a $6.3 million premium, which is amortized over the term of the notes, and recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. As a result of the repayment of debt under the Tranche A term loans, we recorded a loss of $12.9 million during the first quarter of 2002, which represented the write-off of an allocable

DRESSER, INC.
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

portion of debt issuance costs associated with the Tranche A term loans. This loss has been reflected as interest expense in our condensed consolidated statements of operations.

In March 2002, we also obtained an amendment to the credit facility. The amendment revised certain financial covenants to provide us with greater financial flexibility. The amendment also increased from $95.0 million to $195.0 million, the amount by which the Tranche B term loan of the credit facility can be increased. Fees paid in connection with the issuance of the notes and the amendment were $5.5 million and $1.0 million, respectively, at the time of closing. The deferred financing fees are amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the terms of the respective debt. In June 2002, we obtained a second amendment to the credit facility, which allowed for the modification of our corporate structure. See Note 2.

In June 2002, we made a voluntary prepayment of $30.0 million on our credit facility, which extinguished our Tranche A term loans and repaid a portion of our Tranche B term loan. As a result of the early extinguishment of debt we recorded a loss of $0.3 million, which represented the write-off of the remaining unamortized debt issuance costs associated with the Tranche A term loans. In September 2002, we made an additional voluntary prepayment of $23.0 million on our credit facility, which was applied to our Tranche B term loan. As a result of these voluntary prepayments, we recorded a loss of $2.2 million, which represented the write-off of a portion of the unamortized debt issuance costs. These losses have been reflected as interest expense in our condensed consolidated statements of operations. As of September 30, 2002, we had $404.1 million outstanding under the credit facility.

In connection with the Modern Acquisition, we assumed $7.1 million of debt in the form of two notes. The first note had a principal balance of $4.5 million, an interest rate of 9.75% and matured August 31, 2002. The second note had a principal balance of $2.6 million, an interest rate of the prime rate plus 2.0% and matured January 2008. The notes are collateralized by the accounts receivable and inventory of Modern Supply Company, Inc. Both of the notes were repaid in August 2002.

Note 10.    Derivative Instruments

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

In April 2002, we entered into a fair value interest rate swap, which was not eligible to receive accounting treatment as a hedge. The interest rate swap has a notional amount of $100.0 million and matures in October 2003. We receive a fixed rate interest of 9.375% and pay a variable interest rate of LIBOR plus 6.20% (7.99% at September 30, 2002). At September 30, 2002, the interest rate swap had a fair market value of $1.9 million. This amount has been reflected as a reduction to interest expense in our condensed consolidated statements of operations.

Note 11.    Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

DRESSER, INC.
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)
	2002	2001	2002	2001
Net (loss) income	$(1.4)	$11.1	$6.1	$49.3
Other comprehensive income
Foreign currency translation adjustment	4.4	(4.2)	9.3	(14.7)
Unrealized (loss) gain on derivative instruments nts	(1.5)	6.0	2.1	2.2

Comprehensive income	$1.5	$12.9	$17.5	$36.8

Note 12.    Commitments and Contingencies

Halliburton Indemnifications

In accordance with the Agreement, Halliburton has agreed to indemnify the Company for certain items. The indemnification items generally include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of the Company. In addition, Halliburton has generally agreed to indemnify the Company for any product liability claim made prior to closing the Agreement, any environmental liability claim against the Company, any loss, liability, damage or expense from any legal proceeding initiated prior to closing of the Agreement, any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing as to which the Company notifies Halliburton prior to the third anniversary of the closing date. The maximum aggregate amount of losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. Based on these indemnity rights, only liabilities related to exposures not specifically covered above have been included in the consolidated financial statements.

Environmental

The Company’s businesses and some of the Company’s products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, handling, disposal and emission of various substances.

These environmental laws also impose liability for personal injury or property damage related to releases of hazardous substances. Permits are required for operation of the Company’s businesses, and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company believes it is substantially in compliance with these laws and permitting requirements. The Company’s businesses also are subject to regulation under substantial, various and changing federal, state, local and foreign laws and regulations which allow regulatory authorities and private parties to compel (or seek reimbursement for) cleanup of environmental contamination at sites now or formerly owned or operated by the Company’s businesses and at facilities where their waste is or has been disposed. Going forward, the Company expects to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, the Company does not expect those costs, in the aggregate, to be material.

In April 2001, the Company completed the recapitalization transaction. Halliburton originally acquired the Company’s businesses as part of its acquisition of Dresser Industries in 1998. Dresser Industries’ operations consisted of the Company’s businesses, as well as other operating units. As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton.

DRESSER, INC.
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

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

Pursuant to the recapitalization agreement, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be “excluded liabilities,” whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of the Company’s businesses. The recapitalization agreement further provides, subject to certain limitations and exceptions, that Halliburton will indemnify the Company and hold it harmless against losses and liabilities that the Company actually incurs which arise out of or result from “excluded liabilities,” as well as certain other liabilities in existence as of the closing of the recapitalization transaction. The maximum aggregate amount of losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

The Company is responsible for evaluating and addressing the environmental impact of sites where the Company is operating or has maintained operations. As a result, the Company spends money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements, or to respond to claims by third parties.

Note 13.    Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are still evaluating the impact this statement may have on our results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. There was no impact to our results of operations or financial position as a result of adopting this standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. This statement also amends SFAS No. 13, “Accounting for Leases” and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We have elected early application of this statement. During 2002, we extinguished our Tranche A term loans, and as a result, we recorded a loss of $13.2 million, which represented the write-off of unamortized debt issuance costs. We have also made voluntary prepayments on our Tranche B term loan and have recorded a loss of $2.2 million, which represented the write-off of a portion of the unamortized debt issuance costs. These costs have been reflected as interest expense in our condensed consolidated statements of operations, and have not been classified as an extraordinary item.

DRESSER, INC.
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have elected early application of this statement; see Note 3.

Note 14.    Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011 (the “Notes”), certain of our subsidiaries (“Subsidiary Guarantors”) guaranteed, jointly and severally, our obligation to pay principal and interest on the Notes on a full and unconditional basis. The guarantors of the Notes will include only our wholly owned domestic subsidiaries. The following supplemental consolidating condensed financial information presents the balance sheet as of September 30, 2002 and December 31, 2001 and the statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001, respectively. In the consolidating condensed financial statements, the investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year information has been reclassified to conform to the current year presentation.

DRESSER, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2002
(in millions)
(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$44.6	$0.2	$47.8	$—	$92.6
Receivables, net	137.9	4.7	177.7	—	320.3
Inventories, net	145.3	20.9	137.9	—	304.1
Other current assets	5.1	0.1	9.5		14.7

Total current assets	332.9	25.9	372.9	—	731.7

Property, plant and equipment, net	145.9	0.2	69.1	—	215.2
Investments in consolidated subsidiaries	582.9	534.4	—	(1,117.3)	—
Investment in unconsolidated subsidiaries	0.3	—	7.2	—	7.5
Long-term receivables and other assets	48.6	—	17.4	—	66.0
Deferred tax assets	95.6	—	1.3	—	96.9
Goodwill, net	114.1	23.8	290.4	—	428.3
Intangibles, net	2.2	—	4.0	—	6.2

Total assets	$1,322.5	$584.3	$762.3	$(1,117.3)	$1,551.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts and notes payable	$80.0	$0.8	$129.4	$—	$210.2
Contract advances	4.1	—	1.4	—	5.5
Accrued expenses	67.0	0.6	92.7	—	160.3

Total current liabilities	151.1	1.4	223.5	—	376.0

Pension and other retiree benefits	211.3	—	(15.7)	—	195.6
Long-term debt	960.0	—	4.8	—	964.8
Other liabilities	17.8	—	15.3	—	33.1
Commitments and contingencies

Total liabilities	1,340.2	1.4	227.9	—	1,569.5

Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(42.9)	582.9	622.1	(1,158.6)	3.5
Accumulated other comprehensive income (loss)	25.2	—	(87.7)	41.3	(21.2)

Total shareholders’ (deficit) equity	(17.7)	582.9	534.4	(1,117.3)	(17.7)

Total liabilities and shareholders’ (deficit) equity	$1,322.5	$584.3	$762.3	$(1,117.3)	$1,551.8

DRESSER, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2001
(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$30.9	$—	$66.3	$—	$97.2
Receivables, net	143.5	—	172.7	—	316.2
Inventories, net	171.3	—	157.0	—	328.3
Other current assets	2.9	—	7.5	—	10.4

Total current assets	348.6	—	403.5	—	752.1

Property, plant and equipment, net	159.8	—	76.1	—	235.9
Investments in consolidated subsidiaries	437.8	428.5	—	(866.3)	—
Investment in unconsolidated subsidiaries	0.4	—	4.4	—	4.8
Long-term receivables and other assets	67.5	—	19.3	—	86.8
Deferred tax assets	95.6	—	—	—	95.6
Goodwill, net	114.2	9.3	285.2	—	408.7
Intangibles, net	2.6	—	3.2	—	5.8

Total assets	$1,226.5	$437.8	$791.7	$(866.3)	$1,589.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts and notes payable	$74.9	$—	$170.4	$—	$245.3
Contract advances	4.4	—	6.1	—	10.5
Accrued expenses	44.2	—	93.0	—	137.2

Total current liabilities	123.5	—	269.5	—	393.0

Pension and other retiree benefits	214.3	—	—	—	214.3
Long-term debt	913.6	—	86.4	—	1,000.0
Other liabilities	18.7	—	7.3	—	26.0
Commitments and contingencies

Total liabilities	1,270.1	—	363.2	—	1,633.3

Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(47.9)	437.8	506.7	(907.6)	(11.0)
Accumulated other comprehensive income (loss)	4.3	—	(78.2)	41.3	(32.6)

Total shareholders’ (deficit) equity	(43.6)	437.8	428.5	(866.3)	(43.6)

Total liabilities and shareholders’ (deficit) equity	$1,226.5	$437.8	$791.7	$(866.3)	$1,589.7

DRESSER, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2002
(in millions)
(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$254.4	$11.6	$141.0	$—	$407.0
Cost of revenues	192.3	9.6	104.9	—	306.8

Gross profit	62.1	2.0	36.1	—	100.2
Selling, engineering, administrative and general expenses	46.8	0.7	31.2	—	78.7

Operating income	15.3	1.3	4.9	—	21.5
Equity income of consolidated subsidiaries	4.0	3.3	—	(7.3)	—
Interest expense	(23.2)	(0.1)	1.3	—	(22.0)
Interest income	0.2	—	0.7	—	0.9
Other deductions, net	(0.2)	—	(1.6)	—	(1.8)

(Loss) income before taxes	(3.9)	4.5	5.3	(7.3)	(1.4)
Benefit (provision) for income taxes	2.5	(0.5)	(2.0)	—	—

Net (loss) income	$(1.4)	$4.0	$3.3	$(7.3)	$(1.4)

DRESSER, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2001
(in millions)
(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$258.3	$—	$172.9	$(27.9)	$403.3
Cost of revenues	186.2	—	121.9	(27.5)	280.6

Gross profit	72.1	—	51.0	(0.4)	122.7
Selling, engineering, administrative and general expenses	46.8	—	31.2	(0.4)	77.6

Operating income	25.3	—	19.8	—	45.1
Equity income of consolidated subsidiaries	5.7	5.7	—	(11.4)	—
Interest expense	(22.3)	—	(3.6)	—	(25.9)
Interest income	0.3	—	1.3	—	1.6
Other income (deductions), net	5.4	—	(2.2)	—	3.2

Income (loss) before taxes	14.4	5.7	15.3	(11.4)	24.0
Provision for income taxes	(3.3)	—	(9.6)	—	(12.9)

Net income (loss)	$11.1	$5.7	$5.7	$(11.4)	$11.1

DRESSER, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2002
(in millions)
(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$757.3	$19.7	$495.8	$(65.5)	$1,207.3
Cost of revenues	564.1	16.2	367.9	(65.3)	882.9

Gross profit	193.2	3.5	127.9	(0.2)	324.4
Selling, engineering, administrative and general expenses	144.2	1.2	90.4	(0.2)	235.6

Operating income	49.0	2.3	37.5	—	88.8
Equity income of consolidated subsidiaries	23.0	21.8	—	(44.8)	—
Interest expense	(76.1)	(0.3)	(3.7)	—	(80.1)
Interest income	0.6	—	1.4	—	2.0
Other (deductions) income, net	(0.2)	—	0.2	—	—

(Loss) income before taxes	(3.7)	23.8	35.4	(44.8)	10.7
Benefit (provision) for income taxes	9.8	(0.8)	(13.6)	—	(4.6)

Net income (loss)	$6.1	$23.0	$21.8	$(44.8)	$6.1

DRESSER, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2001
(in millions)
(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$768.9	$—	$449.4	$(80.1)	$1,138.2
Cost of revenues	550.8	—	316.0	(78.6)	788.2

Gross profit	218.1	—	133.4	(1.5)	350.0
Selling, engineering, administrative and general expenses	149.5	—	76.7	(1.5)	224.7

Operating income	68.6	—	56.7	—	125.3
Equity income of consolidated subsidiaries	30.7	30.7	—	(61.4)	—
Interest expense	(39.6)	—	(6.8)	—	(46.4)
Interest income	0.9	—	2.1	—	3.0
Other income (deductions), net	0.3	—	(0.6)	—	(0.3)

Income (loss) before taxes	60.9	30.7	51.4	(61.4)	81.6
Provision for income taxes	(11.6)	—	(20.7)	—	(32.3)

Net income (loss)	$49.3	$30.7	$30.7	$(61.4)	$49.3

DRESSER, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2002
(in millions)
(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$6.1	$23.0	$21.8	$(44.8)	$6.1
Adjustments to reconcile net income (loss) to cash flow provided by (used in) operating activities:
Depreciation and amortization	21.6	—	11.1	—	32.7
Equity earnings of consolidated affiliates	(23.0)	(21.8)	—	44.8	—
Equity earnings of unconsolidated affiliates	—	—	(2.5)	—	(2.5)
Loss on repayment of debt	15.4	—	—	—	15.4
Other changes, net	74.6	6.1	(39.4)	—	41.3

Net cash provided by (used in) operating activities	94.7	7.3	(9.0)	—	93.0

Cash flows from investing activities:
Capital expenditures	(7.7)	—	(3.3)	—	(11.0)
Business acquisitions	(21.4)	—	—	—	(21.4)

Net cash used in investing activities	(29.1)	—	(3.3)	—	(32.4)

Cash flows from financing activities:
Changes in intercompany activity	(101.8)	—	101.8	—	—
Proceeds from the issuance of long term debt	256.3	—	—	—	256.3
Repayment of debt (including current portion)	(208.2)	(7.1)	(98.3)	—	(313.6)
Decrease in short-term notes payable	—	—	(6.8)	—	(6.8)
Payment of deferred financing fees	(8.2)	—	(0.1)	—	(8.3)
Proceeds from the issuance of stock	10.0	—	—	—	10.0

Net cash used in financing activities	(51.9)	(7.1)	(3.4)	—	(62.4)

Effect of translation adjustments on cash	—	—	(2.8)	—	(2.8)
Net increase (decrease) in cash and equivalents	13.7	0.2	(18.5)	—	(4.6)
Cash and equivalents, beginning of period	30.9	—	66.3	—	97.2

Cash and equivalents, end of period	$44.6	$0.2	$47.8	$—	$92.6

DRESSER, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2001
(in millions)
(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$49.3	$30.7	$30.7	$(61.4)	$49.3
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Depreciation and amortization	22.8	—	17.8	—	40.6
Equity earnings of consolidated affiliates	(0.1)	—	(1.3)	—	(1.4)
Equity earnings of unconsolidated affiliates	(30.7)	(30.7)	—	61.4	—
Other changes, net	42.8	—	(35.9)		6.9

Net cash provided by operating activities	84.1	—	11.3	—	95.4

Cash flows from investing activities:
Capital expenditures	(18.1)	—	(6.3)	—	(24.4)
Business acquisitions	(1,212.8)	—	(113.9)	—	(1,326.7)

Net cash used in investing activities	(1,230.9)	—	(120.2)	—	(1,351.1)

Cash flows from financing activities:
Changes in intercompany activity	(125.8)	—	16.6	—	(109.2)
Proceeds from the issuance of long-term debt	901.9	—	96.6	—	998.5
Increase in short-term notes payable	14.9	—	30.4	—	45.3
Proceeds from the issuance of stock	369.6	—	—	—	369.6
Cash overdrafts	10.7	—	1.6	—	12.3

Net cash provided by financing activities:	1,171.3	—	145.2	—	1,316.5

Effect of translation adjustments on cash	—	—	2.0	—	2.0
Net increase in cash and equivalents	24.5	—	38.3	—	62.8
Cash and equivalents, beginning of period	5.5	—	14.2	—	19.7

Cash and equivalents, end of period	$30.0	$—	$52.5	$—	$82.5

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Form 10-Q constitute “forward-looking statements” as that term is defined under §21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in “Certain Risk Factors”.

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

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers, which include major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the nine months ended September 30, 2002, consisted of North America (52.8%), Europe/Africa (23.5%), Latin America (9.0%), Asia (9.7%) and the Middle East (5.0%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the nine months ended September 30, 2002, we generated revenues of $1,207.3 million, operating income of $88.8 million and net income of $6.1 million.

Market Forces

Our product offerings include valves, instruments, meters, natural gas fueled engines, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products, and in other general industrial applications.

Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth, rate of industrialization and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, gas compression companies, pipeline companies, power generation companies and petrochemical processing plants. Energy demand and the level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Our customer’s cash flow and their outlook for future energy demand and oil and natural gas prices affects their capital spending which drives demand for our products.

Our customers have reduced their maintenance, repair and capital spending for 2002, and these reductions have and will continue to negatively impact our business. The significant downturn in the gas compression market from levels in 2001 greatly impacted our compression and power systems segment as we saw sharp declines in the demand for new gas compression engines throughout 2002 as compared to 2001. We also saw weakness in global demand for fuel dispenser business and retail point of sales systems due to reduced capital spending on retail fuel equipment by our major customers. We have seen signs of additional decreases in spending which will likely impact the coming quarter. Accordingly, we expect the fourth quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) to decline by 20% to 30% as compared to the third quarter of 2002, excluding restructuring and other non-cash charges. As a result, we have implemented certain cost reduction initiatives in an effort to improve business performance in the first quarter of 2003. These estimates of our future operating results are forward-looking and inherently uncertain. Our actual future results may differ from our current estimates possibly materially. Our future results are subject to general economic conditions and numerous other factors, some of which are beyond our control. See “Certain Risk Factors” for a discussion of some of the things that might affect our future operating results.

Restructuring and Other Exit Activities

During the third quarter, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In connection with these activities, we have elected early application of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and have recognized costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan. We have also announced plans to restructure our European operations that will include the consolidation of dispenser manufacturing in our Malmo, Sweden facility and the associated downsizing of a plant in Germany during 2003. As these costs have not been incurred, no accruals for these costs have been reflected in our financial statements. It is anticipated that we may incur approximately $5.0 million in costs associated with these activities.

During the third quarter of 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility and (3) discontinue several small product lines. We incurred charges of approximately $3.9 million for inventory markdowns associated with these activities. These costs have been reflected in costs of revenues in our condensed consolidated statements of operations.

In connection with these activities, as described above, we incurred certain restructuring charges related to termination benefits as we terminated 93 employees. We also impaired certain assets, related to machinery, goodwill, and capitalized designs. These costs have been reflected in selling, engineering, general and administrative costs. The restructuring charges are detailed below:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Reserved at 9/30/2002
	(in millions)
Termination benefits	$1.6	$0.1	$—	$1.5
Write-down of other assets	0.5	—	0.5	—
Write-down of machinery assets	0.2	—	0.2	—
Write-down of goodwill	0.2	—	0.2	—

Total	$2.5	$0.1	$0.9	$1.5

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

Results of Operations

The following table presents selected financial information regarding each of our segments for the three and nine months ended September 30, 2002 and 2001, respectively. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. We believe these changes will better serve our customers. Although we still report under three reportable segments, the operating units that comprise each reportable segment have changed. The prior year information has been restated to conform to the current year presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Revenues:
Flow Control	$255.7	$231.1	$774.8	$639.8
Measurement Systems	79.1	82.2	222.3	234.5
Compression and Power Systems	73.1	91.3	213.0	268.1
Eliminations	(0.9)	(1.3)	(2.8)	(4.2)

Total	$407.0	$403.3	$1,207.3	$1,138.2

Gross profit:
Flow Control	$62.6	$71.8	$217.7	$208.3
Measurement Systems	20.1	22.3	54.9	59.0
Compression and Power Systems	17.4	28.6	51.8	82.7
Eliminations	0.1	—	—	—

Total	$100.2	$122.7	$324.4	$350.0

Selling, engineering, administrative and general expenses:
Flow Control	$49.0	$48.7	$147.9	$133.4
Measurement Systems	13.6	12.1	39.2	43.6
Compression and Power Systems	12.6	12.9	37.6	38.1
Corporate	3.5	3.9	10.9	9.6

Total	$78.7	$77.6	$235.6	$224.7

Operating income:
Flow Control	$13.6	$23.1	$69.8	$74.9
Measurement Systems	6.5	10.2	15.7	15.4
Compression and Power Systems	4.8	15.7	14.2	44.6
Corporate	(3.4)	(3.9)	(10.9)	(9.6)

Total	$21.5	$45.1	$88.8	$125.3

Depreciation and amortization:
Flow Control	$6.8	$9.1	$18.6	$25.3
Measurement Systems	1.3	1.5	3.9	5.3
Compression and Power Systems	3.1	3.2	9.6	9.6
Corporate	0.2	—	0.6	0.4

Total	$11.4	$13.8	$32.7	$40.6

Bookings:
Flow Control	$228.2	$249.0	$732.0	$691.5
Measurement Systems	82.7	86.9	216.5	245.9
Compression and Power Systems	66.1	71.0	209.2	253.7

Total	$377.0	$406.9	$1,157.7	$1,191.1

	September 30,
	2002	2001
	(in millions)
Backlog:
Flow Control	$279.0	$303.7
Measurement Systems	47.9	63.5
Compression and Power Systems	49.6	77.0
Eliminations	(3.5)	(3.7)

Total	$373.0	$440.5

Three months ended September 30, 2002 as compared to the three months ended September 30, 2001

Consolidated

Revenues.    Revenues were $407.0 million and $403.3 million for the three months ended September 30, 2002 and 2001, respectively. This increase of $3.7 million, or 0.9%, was primarily attributable to increases in our flow control segment, which offset decreases in our compression and power systems and measurement segment. Our flow control segment benefited from acquisitions in 2001 and 2002 as well as increased sales volume in our valve product lines. Our compression and power systems segment was negatively impacted by declines in demand for natural gas compression while our measurement systems segment was impacted by reduced purchasing from our major oil customers.

Cost of revenues.    Cost of revenues as a percentage of revenues were 75.4% and 69.6% for the three months ended September 30, 2002 and 2001 respectively. Our costs as a percentage of revenue were impacted by declines in sales of high margin original equipment in our compression and power systems segments and substantial volume of low margin third-party buyouts associated with large international projects in our flow control segment. In addition, our cost of revenues was impacted by the discontinuation of certain product lines, which resulted in markdowns of inventory of approximately $3.9 and by non-cash charges of approximately $5.7 million related to inventory shrinkage and additional reserves for excess and obsolete inventory.

Gross Profit.    Gross profit was $100.2 million and $122.7 million for the three months ended September 30, 2002 and 2001, respectively. As a percentage of revenues, gross profit decreased to 24.6% in 2002 from 30.4% in 2001, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses.    Selling, engineering, administrative and general expenses were $78.7 million in 2002 and $77.6 million for the three months ended September 30, 2002 and 2001, respectively. This was in increase of $1.1 million or 1.4%. Increases in selling, engineering, administrative and general expenses were in part attributable to restructuring charges of $2.5 million, non-cash charges related to the impairment of certain assets of $1.9 million and other non-cash charges of $0.5 million. In 2002, we also had $1.0 million of increased costs attributable to businesses acquired in 2001 and 2002. These costs were in part offset by cost reductions at our natural gas and power generation business and the suspension of goodwill amortization in 2002. The amortization of goodwill was $2.6 million for the three months ended September 30, 2001. As a percentage of revenues, these costs rose to 19.3% of revenues in 2002 from 19.2% of revenues in 2001.

Operating Income.    Operating income was $21.5 million and $45.1 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $23.6 million, or 52.3% was attributable to declines in all three of our segments. Our compression and power systems segment was impacted by a reduction in gas compression demand reducing our sales of original gas compression equipment. Declines in our measurement systems segment were impacted by a reduction in purchasing from our major oil customers. Our flow control segment was impacted by costs associated with our decision to discontinue certain products lines and additional reserves for excess and obsolete inventory.

Interest Expense.    Interest expense was $22.0 million and $25.9 million for the three months end September 30, 2002 and 2001, respectively. The decrease of $3.9 million or 15.1% was primarily impacted by reductions in long-term debt and reductions in interest rates. Long-term debt was $964.9 million with a weighted average interest rate of 7.61% at September 30, 2002, as compared to long-term debt of $1,017.0 million with a weighted average interest rate of 7.85% at September 30, 2001. In addition, in the third quarter of 2002, we recorded a $1.1 million reduction to interest expense for the change in the fair market value of the derivative, which was offset in part by payments on our interest rate swaps of $0.8 million. Reductions in the amortization of debt issuance costs of $1.3 million were offset in part by the write-off of debt issuance costs of $2.2 million.

Provision for income taxes.    Provision for income taxes was $0.0 million and $12.9 million for the three months ended September 30, 2002 and 2001, respectively. During the third quarter of 2001, we adjusted our provision for certain U.S. subsidiaries, which resulted in a year to date effective tax rate of 39.5%, consistent with our estimate of our full year effective tax rate. In 2002, our income tax benefit for losses was offset by foreign taxes.

Bookings and Backlog.    Bookings were $377.0 million and $406.9 million for the three months ended September 30, 2002 and 2001, respectively, a decline of 7.3%. Backlog at September 30, 2002 was $373.0 million compared to $440.5 million at September 30, 2001, a 15.3% decline.

Segment Analysis

Flow Control.    Revenues were $255.7 million and $231.1 million for the three months ended September 30, 2002 and 2001, respectively. The increase of $24.6 million or 10.6% was in part due to acquisitions made during 2001 and 2002 along with increased sales in our valve product lines. Increases in revenue attributable to these acquisitions were approximately $15.0 million, with the remainder of the increases in revenues attributable to our valve products. However, we did experience declines in our instrument, metering and piping specialty product lines due to weak market conditions.

Gross profit was $62.6 million and $71.8 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $9.2 million or 12.8% was as a result of several factors. Although we had positive growth in gross profit of approximately $2.5 million attributable to acquisitions, our metering, piping and instrument product lines experienced a decline in gross profit of approximately $3.6 million due to weak market conditions. During the third quarter, we decided to exit certain product lines, and as a result, recorded charges of $3.7 million associated with inventory markdowns. Also during the third quarter, we recorded additional reserves of approximately $5.2 million related to inventory shrinkage and excess and obsolete inventory. In addition, in our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects, also impacting our costs as a percentage of revenues. As a percentage of revenues, gross profit decreased to 24.5% in 2002 from 31.1% in 2001.

Selling, engineering, administrative, and general expenses were $49.0 million and $48.7 million for the three months ended September 30, 2002 and 2001, respectively. The increase of $0.3 or 0.6% was impacted in part by acquisitions and certain restructuring activities. Increases attributable to acquisitions and restructuring charges were approximately $1.0 million and $1.8 million, respectively. Restructuring charges included severance costs of $0.9 million and non-cash charges related to the impairment of assets for an additional $0.9 million. We also incurred other non-cash charges of $0.5 million. These increases were offset in part by the suspension of the amortization of goodwill, which was $2.2 million for the three months ended September 30, 2001. As a percentage of revenue, these costs decreased to 19.2% in 2002 from 21.1% in 2001.

Operating income was $13.6 million and $23.1 million for the three months ended September 30, 2002 and 2001, respectively. This was a decrease of $9.5 million or 41.1%. Although operating income was positively impacted by $1.5 million attributable to acquisitions, it was negatively impacted by inventory markdowns and restructuring charges as discussed above.

Bookings and Backlog. Bookings were $228.2 million and $249.0 million for the three months ended September 30, 2002 and 2001, respectively, a decline of 8.4%. Backlog at September 30, 2002 was $279.0 million compared to $303.7 million at September 30, 2001, a decline of 8.1%. The decline in bookings and backlog was primarily attributable to declines in our on/off product lines. Our on/off products were impacted by the delays in the releases of project orders coupled with weakness in core business bookings in a number of our flow control product lines.

Measurement Systems.    Revenues were $79.1 million and $82.2 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $3.1 million, or 3.8% is primarily a result of reduced purchases from major oil customers and general market weakness in the United States and Canada, which contributed approximately $3.2 million to the decline in revenues. In addition, we saw reductions in Germany and the United Kingdom, which were offset by higher service revenues of $1.7 million in Scandinavia.

Gross profit was $20.1 million and $22.3 million for the three months ended September 30, 2002 and 2001, respectively. This was a decrease of $2.2 million or 9.9%. Gross profit was impacted by lower sales volume and unfavorable other variable costs and manufacturing costs. In addition, we incurred $0.2 million in inventory markdowns resulting from our decision to cease manufacturing fuel dispensers at a Canadian manufacturing facility. As a percentage of revenue, gross margins decreased to 25.4% in 2002 from 27.1% in 2001.

Selling, engineering, administrative, and general expenses were $13.6 million and $12.1 million for the three months ended September 30, 2002 and 2001, respectively. This was an increase of $1.5 million or 12.4%. The third quarter of 2001 was impacted by reductions in pension costs of $1.3 million. The third quarter of 2002 was impacted by the suspension of the amortization of goodwill. Amortization expense for goodwill was $0.4 million for the three months ended September 30, 2001. In addition, the third quarter of 2002 was impacted by a non-cash charge of $0.5 million for the impairment of certain machinery and $0.4 million of severance for the termination of employees associated with restructuring activities. As a percentage of revenue, these costs increased to 17.2% in 2002 from 14.7% in 2001.

Operating income was $6.5 million and $10.2 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $3.7 million or 36.3% was primarily a result of the factors discussed above.

Bookings and Backlog. Bookings were $82.7 million and $86.9 million for the three months ended September 30, 2002 and 2001, respectively, a decline of 4.8%. Backlog at September 30, 2002 was $47.9 million compared to $63.5 million at September 30, 2001, a decline of 24.6%. Weak market conditions in 2002 and an overall decline in the U.S. dispenser market led to lower bookings and backlog in 2002 as compared to the prior year.

Compression and Power Systems.    Revenues were $73.1 million and $91.3 million for the three months ended September 30, 2002 and 2001 respectively. This decrease of $18.2 million or 19.9% was in large part due to a decrease in original equipment sales. Sales of our natural gas engines, in particular our VHP product line, were lower by approximately $16.7 million as compared to the same period in the prior year due to sharply lower gas compression demand. Aftermarket part sales decreased by approximately $4.6 million primarily attributable to diminished gas compression fleet utilization. However, our power generation business was moderately favorable for the quarter.

Gross profit was $17.4 million and $28.6 million for the three months ended September 30, 2002 and 2001, respectively. This decrease of $11.2 million or 39.2% was primarily a result of depressed gas compression volume and intense price competition in our power generation business. As a percentage of revenues, gross margins decreased to 23.8% in 2002 from 31.3% in 2001. Margins were impacted by manufacturing efficiency and rate variances associated with declining production volume, as well as significant price competition in certain of our products. In addition, in the third quarter we recorded an additional $0.5 million of reserves for excess and obsolete inventory in our blower product lines.

Selling, engineering, administrative, and general expenses were $12.6 million and $12.9 million for the three months ended September 30, 2002, and 2001, respectively. This was a decrease of $0.3 million or 2.3%. We achieved reductions with lower purchased services of approximately $1.2 million and a reduction of payroll costs of $0.5 million at our natural gas and power generation business. This was offset by higher costs in our blower business, which included a non-cash charge for the impairment of machinery of $1.4 million and termination benefits of $0.3 million associated with restructuring activities. As a percentage of revenue, these costs increased to 17.2% in 2002 from 14.1% in 2001.

Operating income was $4.8 million and $15.7 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $10.9 million or 69.4% was primarily as a result of the factors discussed above.

Bookings and Backlog. Bookings were $66.1 million and $71.0 million for the three months ended September 30, 2002 and 2001, respectively. This was a decrease of $4.9 million or 6.9%. Backlog was $49.6 million and $77.0 million at September 30, 2002 and 2001, respectively. This was a decrease of $27.4 million or 35.6%. The decline in the gas compression demand led to a reduction in bookings and backlog.

Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001

Consolidated

Revenues.    Revenues were $1,207.3 million and $1,138.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $69.1 million, or 6.1%, in revenues was attributable to increases in our flow control segment, which offset decreases in both our measurement and compression and power systems segments. Our flow control segment benefited from acquisitions in 2001 and 2002 as well as increased sales volume in our valve product lines. Our compression and power systems segment was negatively impacted by declines in demand for natural gas compression, as compared to 2001. Our measurement systems segment was negatively impacted by reduced capital spending on retail fuel equipment.

Cost of revenues.    Cost of revenues as a percentage of revenues increased to 73.1% in 2002 from 69.2% in 2001. During the year, we experienced sharp declines in the sales of our high margin equipment in our compression and power systems segment, which also impacted our costs as a percentage of revenues. In addition, in our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects and higher manufacturing costs related to throughput issues in a plant in Italy, also impacting our costs as a percentage of revenues. Cost of revenues was also impacted by the discontinuation of certain product lines, which resulted in markdowns of inventory of approximately $3.9 million and approximately $5.7 million related to inventory shrinkage and an additional reserve for excess and obsolete inventory.

Gross Profit.    Gross profit was $324.4 million and $350.0 million for the nine months ended September 30, 2002 and 2001, respectively. As a percentage of revenues, gross profit decreased to 26.9% in 2002 from 30.8% in 2001, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses.    Selling, engineering, administrative and general expenses were $235.6 million and $224.7 million for the nine months ended September 30, 2002 and 2001, respectively. This was an increase of $10.9 million or 4.9%. Selling, engineering, administrative and general expenses were impacted by higher volume, which includes the impact of acquisitions. In addition, we incurred $2.5 million in expenses related to restructuring activities and $1.9 million related to the impairment of certain assets, and other non-cash charges of $0.5 million. These increases were generally offset by the suspension of goodwill amortization in 2002. For the nine months ended September 30, 2001, selling, engineering, administrative and general expenses included $6.8 million of amortization of goodwill and $4.0 million of expenses related to the closure of a manufacturing facility. Selling, engineering, administrative and general expenses decreased as a percentage of revenues, to 19.5% of revenues in 2002 from 19.7% of revenues in 2001.

Operating Income.    Operating income was $88.8 million and $125.3 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $36.5 million or 29.1% was primarily a result of declines in our compression and power systems segment. This segment was impacted by the depressed demand for new gas compression engines. Operating income was also affected by our flow control segment, which was impacted by the decision to exit certain product lines.

Interest Expense.    Interest expense was $80.1 million and $46.4 million for the nine months ended September 30, 2002 and 2001, respectively. This was an increase of $33.7 million or 72.6%. Interest expense was primarily impacted by the debt incurred as a result of the reorganization in April of 2001 and the write-off of debt issuance costs in 2002. Prior to the reorganization, as part of Halliburton, no third party debt was allocated to us, except for operational accounts payable. As a result, we did not have any significant interest expense for the three months ended March 31, 2001. Interest expense was $0.8 million for the three months ended March 31, 2001, as compared to $20.6 million, excluding the write-off of debt issuance costs, for the three months ended March 31, 2002. In addition, during 2002, we extinguished our Tranche A term loans and repaid a portion of our Tranche B term loan, which resulted in the write-off of $15.4 million in the amortization of debt issuance costs.

Provision for income taxes.    Provision for income taxes was $4.6 million and $32.3 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the provision was due primarily from a reduction in income before taxes, based on the factor described above. Our effective tax rate was 43.0% and 39.5%

for the nine months ended September 30, 2002 and 2001, respectively.

Bookings and Backlog.    Bookings during the 2002 period of $1,157.7 million were 2.8% below bookings during the same period in 2001. Increased bookings in our flow control segment were offset by declines in our measurement and compression and power systems segments. Backlog at September 30, 2002 period was $373.0 million compared to $440.5 million at September 30, 2001, a 15.3% decrease.

Segment Analysis

Flow Control.    Revenues were $774.8 million and $639.8 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $135.0 million or 21.1% was in part due to acquisitions made during 2001 and 2002 along with increased sales in valve product lines, in particular, our on/off product lines. Increases in revenue attributable to these acquisitions were approximately $64.5 million, with the remainder of the increases in revenues attributable to our valve products. However, we did experience declines in our instrument and metering and piping product lines due to weak market conditions.

Gross profit was $217.7 million and $208.3 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $9.4 million or 4.5% was impacted by several factors. We had positive growth in gross profit from our on/off valves, including growth from our acquisitions, which contributed approximately $11.1 million to the increase. This was offset in part by declines in gross profit by our instrument, metering and piping specialty product lines, which was affected by weak market conditions. In addition during the third quarter, we decided to exit certain product lines, and as a result, recorded charges of approximately $3.7 million associated with inventory markdowns. Also during the third quarter, we recorded charges of approximately $5.2 million related to inventory shrinkage and additional reserves for excess and obsolete inventory. As a percentage of revenue, gross profit was 28.1% and 32.6% for the nine months ended September 30, 2002 and 2001, respectively. Our margins were impacted not only by the inventory markdowns but also by the product mixes in our valve product lines. In our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects and higher manufacturing costs related to throughput issues in a plant in Italy. In the control valve and pressure relief valve product lines, growth in lower margin original equipment sales for new construction business combined with relatively flat higher margin part sales resulted in overall lower margins.

Selling, engineering, administrative, and general expenses were $147.9 million and $133.4 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $14.5 million or 10.9% was impacted in by increased volume that includes the impact of acquisitions. Increases attributable to acquisitions were approximately $2.4 million. In addition, we incurred $1.8 million in restructuring charges and $0.5 million in other non-cash charges. These increases were offset in part by the suspension of the amortization of goodwill, which was $5.6 million for the nine months ended September 30, 2001. As a percentage of revenue, these costs decreased to 19.1% in 2002 from 20.9% in 2001.

Operating income was $69.8 million and $74.9 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $5.1 million or 6.8%. Although operating income was positively impacted by $5.2 million attributable to acquisitions, it was negatively impacted by the inventory markdowns and other factors, as discussed above.

Bookings and Backlog. Bookings were $732.0 million and $691.5 million for the nine months ended September 30, 2002 and 2001, respectively. This was an increase of $40.5 million or 5.9%. Backlog was $279.0 million and $303.7 million at September 30, 2002 and 2001, respectively, a decrease of $24.7 million or 8.1%. Increases in bookings were primarily attributable to increases in our valve product lines, with the most significant increase in our on/off product line. However, we also experienced some decline in bookings in our instrument, metering and piping business due to weakened market conditions.

Measurement Systems.    Revenues were $222.3 million and $234.5 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $12.2 million, or 5.2% was in large part attributable to a decline of purchases by our major oil customers, which contributed to the decline of sales in the United States of approximately $17.1 million. We also saw declines in some of our other foreign markets, such as Germany, South Africa and Canada. Declines were offset by increased export sales to Africa of approximately $4.6 million and higher service business revenue in Scandinavia.

Gross profit was $54.9 million and $59.0 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $4.1 million or 6.9%. Gross profit was impacted by a decrease in sales volume, offset in part by favorable reductions in other variable costs and manufacturing costs. In addition, we incurred $0.2 million in inventory markdowns related resulting from our decision to cease manufacturing fuel dispensers at a Canadian manufacturing facility. As a percentage of revenue, gross margins decreased to 24.7% in 2002 from 25.2% in 2001.

Selling, engineering, administrative, and general expenses were $39.2 million and $43.6 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $4.4 million or 10.1%. As a percentage of revenue, these costs decreased to 17.6% in 2002 from 18.6% in 2001. However, costs in 2001 were impacted by $4.0 million in expenses related to the closure and relocation of a retail fuel dispenser facility and the suspension of the amortization of goodwill. For the nine months ended September 30, 2001, selling, engineering, administrative and general expenses included $1.2 million of amortization of goodwill. In 2002, our costs were impacted by a non-cash charge of $0.5 million for the impairment of certain machinery and $0.4 million as severance for the termination of employees associated with restructuring activities.

Operating income was $15.7 million and $15.4 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $0.3 million or 1.9% was impacted by the charges related to the closure of a retail fuel dispenser facility and the suspension of goodwill, as discussed above, which was offset primarily with lower sales volume and charges taken for restructuring activities and the impairment of machinery.

Bookings and Backlog. Bookings were $216.5 million and $245.9 million for the nine months ended September 30, 2002 and 2001, respectively; a decrease of $29.4 million or 12.0%. Backlog was $47.9 million and $63.5 million for the nine months ended September 30, 2002 and 2001, respectively. Reductions in bookings and backlog were a result of reductions in orders from major oil customers and high volume retailers as compared to 2001.

Compression and Power Systems.    Revenues were $213.0 million and $268.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $55.1 million or 20.6% was primarily a result of a reduction in the demand for gas compression. Our original equipment sales were lower by approximately $40.8 million, with the most significant decline in our VHP line of engines. Our aftermarket part sales also felt the impact of a weakened demand as we saw a decrease of approximately $13.9 million.

Gross profit was $51.8 million and $82.7 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $30.9 million or 37.4%. As a percentage of revenue, gross margin decreased to 24.3% in 2002 from 30.8% in 2001. This decrease was primarily a result of lower sales volume and production and efficiency related variances associated with declining production volume. In addition, in the third quarter, we recorded an additional $0.5 million for reserves for excess and obsolete inventory in our blower product lines.

Selling, engineering, administrative, and general expenses were $37.6 million and $38.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $0.5 million or 1.3% was primarily a result of reductions in spending of various purchased services and a reduction in product promotion and travel, as well as an increase of $1.0 million related to cost recoveries from the U.S. Department of Energy. These reductions were offset in part by increases in our blower business, which also included a non-cash charge for the impairment of machinery of $1.4 million and termination benefits of $0.3 million associated with restructuring activities. As a percentage of revenue, these costs increased to 17.7% in 2002 from 14.2% in 2001. This percentage was impacted by the sharp decrease in revenues, as a result of the factors discussed above.

Operating income was $14.2 million and $44.6 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $30.4 million or 68.2% was primarily impacted by declines in orders for engines used in gas compression, as discussed above.

Bookings and Backlog. Bookings were $209.2 million and $253.7 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $44.5 million or 17.5%. Backlog was $49.6 million and $77.0 million at September 30, 2002 and 2001, respectively. The decline in gas compression demand led to a significant reduction in booking and backlog on a year over year comparison.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and equivalents were $92.6 million and $82.5 million as of September 30, 2002 and 2001 respectively. A significant portion of our cash and equivalents balances is utilized in our international operations and may not be immediately available to service debt in the United States.

Net cash flow provided by operating activities was $93.0 million and $95.4 million for the nine months ended September 30, 2002 and 2001, respectively.

Net cash flow used in investing activities was $32.4 million for the nine months ended September 30, 2002. The cash flow used in investing activities resulted from the Modern Acquisition and capital expenditures. Net cash flow used in investing activities was $1,351.1 million for the nine months ended September 30, 2001 resulting from cash used to complete the recapitalization transaction and other acquisitions of $1,326.7 million and capital expenditures of $24.4 million.

Net cash flow used in financing activities was $62.4 million for the nine months ended September 30, 2002, resulting primarily from the repayment of debt and deferred financing fees, offset by proceeds from the issuance of additional senior subordinated notes. In addition, we issued an additional 250,000 shares of class B common stock for proceeds of $10.0 million. Net cash flow provided by financing activities was $1,316.5 million for the nine months ended September 30, 2001 resulting from the proceeds of the 2001 notes and borrowings under the credit facility, along with cash from the investors, which were used to complete the recapitalization transaction and certain other acquisitions.

In March 2002, we issued an additional $250.0 million of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% of their principal amounts plus accrued interest from October 15, 2001. We recorded a $6.3 million premium that is amortized over the term of the notes, and recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. As a result of the repayment of debt under the Tranche A term loans, we recorded a loss of $12.9 million, which represented the write-off of an allocable portion of debt issuance costs associated with the Tranche A term loans. Fees paid at closing in connection with the issuance were approximately $5.5 million.

In March 2002, we also obtained an amendment to our credit facility. The amendment revised certain financial covenants to provide us with greater financial flexibility. The amendment also increased from $95.0 million to $195.0 million, the amount by which the Tranche B term loan of the credit facility can be increased. Fees paid in connection with the amendment were approximately $1.0 million. In June 2002, we obtained a second amendment, which allowed us to modify our corporate structure. As discussed under “Market Forces,” we have experienced weakness in demand for some of our products as a result of general economic and industry conditions. As a result, we expect to seek approval from the lenders under our credit facility to modify the financial ratios applicable to future periods.

In June 2002, we made a voluntary prepayment on our credit facility of $30.0 million, which extinguished our Tranche A term loans and repaid a portion of our Tranche B term loan. As a result of the early extinguishment of debt we recorded a loss of $0.3 million, which represented the write-off of the remaining unamortized debt issuance costs associated with the Tranche A term loans. In September 2002, we made an additional voluntary prepayment of $23.0 million on our credit facility, which was applied to our Tranche B term loan. As a result of these voluntary prepayments, we recorded a loss of $2.2 million, which represented the write-off of a portion of the unamortized debt issuance costs. These losses have been reflected as interest expense in our condensed consolidated statements of operations.

As of September 30, 2002, we had $555.9 million of senior subordinated notes, including a $5.9 million premium, $404.1 million of debt consisting of the Tranche B term loan under the credit facility, $3.2 million of other long-term debt, and $1.7 million in capital leases. In addition, we have a $100.0 million revolving credit facility, subject to certain conditions, of which $62.2 million was available and $37.8 million was reserved for letters of credit as of September 30, 2002.

The following tables set forth the contractual cash commitments for debt and lease obligations as well as commitments for the next several years:

	Remainder of 2002	2003	2004	2005	2006	2007 and Thereafter	Total
	(in millions)
Contractual Cash Obligations
Long-Term Debt[1]	$0.3	$0.5	$2.6	$4.8	$4.7	$944.4	$957.3
Capital Lease Obligations	0.2	0.5	0.3	0.3	0.2	0.2	1.7
Operating Leases	3.7	13.1	11.3	9.2	7.9	13.7	58.9

Total Contractual Cash Obligations	$4.2	$14.1	$14.2	$14.3	$12.8	$958.3	$1,017.9

[1]Excludes a $5.9 premium which is being amortized over the term of the notes

	Remainder of 2002	2003	2004	2005	2006	2007 and Thereafter	Total
	(in millions)
Commitments
Letters of Credit	$5.8	$30.3	$1.6	$—	$—	$0.1	$37.8

Total Commitments	$5.8	$30.3	$1.6	$—	$—	$0.1	$37.8

Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under the credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings, working capital reductions and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. Future borrowing under our credit facility are conditioned on our continuing compliance with our financial covenants. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the credit facility and the notes, on commercially reasonable terms or at all.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are still evaluating the impact this statement may have on our results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. There was no impact to our results of operations and financial position as a result of adopting this standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. This statement also amends SFAS No. 13, “Accounting for Leases” and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We have elected early application of this statement. During 2002, we extinguished our Tranche A term loans, and as a result, we recorded a loss of $13.2 million, which represented the write-off of unamortized debt issuance costs. We have also made voluntary prepayments on our Tranche B term loan and have recorded a loss of $2.2 million, which represented the write-off of a portion of the unamortized debt issuance costs. These costs have been reflected as interest expense in our condensed consolidated statements of operations, and have not been classified as an extraordinary item.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have elected early application of this statement; see Note 3.

CERTAIN RISK FACTORS

Set forth below are important risks and uncertainties that could cause our actual results to differ materially from those expressed in forward-looking statements made by our management.

Our operating results could be harmed during economic or industry downturns.

The businesses of most of our customers, particularly oil, gas and chemical companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. For example, due to the recent downturn in the energy industry and overall industrial economy, many of our key customers have reduced their capital spending, which has resulted in reduced demand for our products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, certain of our customers may experience reduced access to capital during economic downturns. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, because we only compete in some segments of the energy infrastructure industry, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole. See “Management’s Discussion of Financial Condition and Results of Operations—Market Forces.”

The loss of one of our large customers, or failure to win, national, regional and global contracts from an existing customer, could significantly reduce our cash flow, market share and profits.

Some of our customers contribute a substantial amount to our revenues. For the nine months ended September 30, 2002, our largest customer represented approximately 3.4% of total revenues, and our top ten customers collectively represented approximately 15.9% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Recently, major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, were 47.2% for the nine months ended September 30, 2002. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	hyperinflation;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unexpected changes in regulatory requirements.

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

The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

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

We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including potentially substantial costs for remediation and investigation of some of our properties (many of which are sites of long-standing manufacturing operations). In addition, although we believe our operations are substantially in compliance and that we will be indemnified by Halliburton for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters, or the refusal and/or inability of Halliburton to meet its indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations. See Note 12 to our condensed consolidated financial statements as of September 30, 2002 (unaudited).

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

As of September 30, 2002, we had approximately 8,100 employees. Approximately 40% of our U.S. workforce and 41% of our global workforce is represented by labor unions. Of our ten material collective bargaining agreements, one will expire in 2002, six will expire in 2003, one will expire in 2004 and two will expire in 2005. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

We are dependent on the availability of raw materials and components.

We require substantial amounts of raw materials that we purchase from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the supply of, and demand for, such raw materials, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials and components could materially affect our operating results.

We rely on independent distributors.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. Many of these independent distributors are not bound to us by exclusive distribution contracts and may offer products and services that compete with ours to our customers. In addition, the majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after a short notice period. The loss of a substantial number of these distributors or the decision by many of these distributors to offer competitors’ products to our customers could materially reduce our sales and profits.

We are controlled by First Reserve and Odyssey, whose interest may not be aligned with investors’ interest.

A holding company controlled by First Reserve, Odyssey and their affiliates owns approximately 92.5% the outstanding common shares of voting stock of our parent company and, therefore, has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, appointment of management, entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.

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

Because some of our products are used in systems that handle toxic or hazardous substances, a failure of any of our products could have material adverse consequences, and alleged failures of certain of our products have resulted in, and in the future could result in, claims against us for product liability, including property damage, personal injury damage and consequential damages. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products. Finally, our Dresser Wayne business faces increasingly stringent regulations in California and elsewhere regarding vapor recovery from gasoline dispensers. Some of Dresser Wayne’s products have been alleged to contain “defects” that adversely affect vapor recovery, requiring retrofits, field modifications and/or the payment of administrative penalties in connection with the affected products. Although the vapor recovery regulations have not adversely affected us vis-a-vis our competitors to date, there can be no assurance that changes in these regulations or in California’s proposed Clean Air Plan, or the development of more stringent regulations in other jurisdictions where vapor recovery is required, will not have a material adverse effect on our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition.

We are a highly leveraged company. As of September 30, 2002, we had $964.9 million of outstanding long-term indebtedness, including $1.7 million of capital lease obligations, $32.6 million of short-term notes and a stockholders’ deficit of $17.7 million. This level of indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

Despite our substantial indebtedness, we may still incur significantly more debt. This could intensify the risks described above.

The terms of the indenture governing the notes do not prohibit us from incurring significant additional indebtedness in the future. As of September 30, 2002, we had $62.2 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility will be senior to the notes.

Your right to receive payments on the notes will be junior to the borrowings under the credit facility and possibly all future borrowings.

The notes and the subsidiary guarantees rank behind all of our and the subsidiary guarantors’ existing senior indebtedness including the credit facilities and will rank behind all of our and their future senior indebtedness, except any future indebtedness that expressly provides that it ranks equal with, or subordinated in right of payment to, the notes and the guarantees. As a result, upon any distribution to our creditors or the creditors of the subsidiary guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors or our or their property, the holders of our senior indebtedness and senior indebtedness of the subsidiary guarantors will be entitled to be paid in full in cash before any payment may be made with respect to the notes or the subsidiary guarantees. In addition, the credit facility is secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries.

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

As of September 30, 2002, the notes and the subsidiary guarantees would have been subordinated to $409.0 million of long-term indebtedness, including $1.7 million in capital lease obligations, $32.6 million of short-term and approximately $62.2 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

Restrictive covenants in the credit facility and the indenture may restrict our ability to pursue our business strategies.

The credit facility and the indenture limit our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

In addition, the credit facility requires us to maintain financial ratios, and we expect to seek approval from the lenders under our credit facility to modify the financial ratios applicable to future periods. We may not be able to maintain these ratios. Covenants in the credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Future borrowings under our credit facility are conditioned on our continuing compliance with our financial covenants. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

The guarantors of the notes include our wholly owned domestic subsidiaries. However, the condensed consolidated financial statements include both our wholly owned and non-wholly owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the nine months ended September 30, 2002 of our subsidiaries that are not guarantors were $495.8 million. As of the nine months ended September 30, 2002, those subsidiaries held 49.1% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly owned.” The indenture does not restrict our ability to do so.

Because a substantial portion of our operations are conducted by foreign and non-wholly owned subsidiaries, our cash flow and our ability to service debt, including our and the subsidiary guarantors’ ability to pay the interest on and principal of the notes when due, are dependent to a significant extent on interest payments, cash dividends and distributions and other transfers of cash from our foreign and non-wholly owned subsidiaries. In addition, any payment of interest, dividends, distributions, loans or advances by our foreign and non-wholly owned subsidiaries to us and the subsidiary guarantors, as applicable, could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which our foreign subsidiaries operate. Moreover, payments to us and the subsidiary guarantors by the foreign and non-wholly owned subsidiaries will be contingent upon these subsidiaries’ earnings.

Our foreign and non-wholly owned subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the foreign subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt of that subsidiary.

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

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims with respect to a guarantee could be subordinated to all other debts of that subsidiary guarantor under certain circumstances. While the relevant laws may vary from state to state, under such laws, the issuance of a guarantee will be a fraudulent conveyance if (1) any of our subsidiaries issued subsidiary guarantees with the intent of hindering, delaying or defrauding creditors or (2) any of the subsidiary guarantors received less than reasonably equivalent value or fair consideration in return for issuing their respective guarantees, and, in the case of (2) only, one of the following is also true:

•	any of the subsidiary guarantors were insolvent, or became insolvent, when they issued the guarantee;

•	issuing the guarantees left the applicable subsidiary guarantor with an unreasonably small amount of capital; or

•	the applicable subsidiary guarantor intended to, or believed that it would, be unable to pay debts as they matured.

If the issuance of any guarantee were a fraudulent conveyance, a court could, among other things, void any of the subsidiary guarantors’ obligations under their respective guarantees and require the repayment of any amounts paid there under.

Generally, an entity will be considered insolvent if:

•	the sum of its debts is greater than the fair value of its property;

•	the present fair value of its assets is less than the amount that it will be required to pay on its existing debts as they become due; or

•	it cannot pay its debts as they become due.

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

We are exposed to foreign currency fluctuation as a result of our international sales, production and investment activities. Our foreign currency risk management objective is to reduce the variability in the amount of expected future cash flows from sales and purchases that are the result of changes in exchange rates relative to the business unit’s functional currency. We use forward exchange contracts to hedge certain firm commitments and the related receivables and payables. Generally, all firmly committed and forecasted transactions that are hedged are to be recognized within twelve months.

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

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$—	$0.4	$—	—	$—	$—	$0.4	$—
Avg. Contract Rate	—	130.2950	—	—	—	—
Euro
Contract Amount	21.2	18.6	—	—	—	—	39.8	1.6
Avg. Contract Rate	0.9193	0.9575	—	—	—	—
Related forward contracts to sell GBP
Euro
Contract Amount	1.4	—	—	—	—	—	1.4	—
Avg. Contract Rate	0.6316	—	—	—	—	—
Related forward contracts to buy USD
South African Rand
Contract Amount	0.3	0.1	—	—	—	—	0.4	—
Avg. Contract Rate	11.3530	11.1457	—	—	—	—
Euro
Contract Amount	0.7	—	—	—	—	—	0.7	(0.1)
Avg. Contract Rate	0.9065	—	—	—	—	—
Related forward contracts to buy EUR
South African Rand
Contract Amount	0.3	0.1	—	—	—	—	0.4
Avg. Contract Rate	10.4900	10.9010	—	—	—	—
United States Dollar
Contract Amount	0.5	—	—	—	—	—	0.5	—
Avg. Contract Rate	.09342	—	—	—	—	—
Related forward contracts to buy GBP
Euro
Contract Amount	0.1	—	—	—	—	—	0.1	—
Avg. Contract Rate	0.6402	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	0.1	0.7	0.7	0.7	0.7	553.0	555.9	539.0
Average Interest Rate	9.28%	9.29%	9.30%	9.31%	9.31%	9.35%
Variable Rate	—	–	2.1	4.2	4.1	393.7	404.1	404.1
Average Interest Rate	5.26%	6.13%	7.26%	7.96%	7.92%	8.30%
Euro Functional Currency
Fixed Rate	0.5	0.9	0.7	0.7	0.6	0.6	4.0	3.9
Average Interest Rate	4.22%	4.32%	4.37%	4.46%	4.50%	4.50%
Variable Rate	—	0.1	0.2	0.2	0.2	0.2	0.9	0.9
Average Interest Rate	2.87%	2.72%	3.20%	3.68%	4.07%	4.32%
Interest Rate Swaps
Pay Fixed/Receive Variable	—	115.0	—	—	—	—	115.0	(3.3)
Average Pay Rate	4.49%	4.49%	—	—	—	—
Average Receive Rate	1.76%	2.11%	—	—	—	—

Pay Variable/Receive Fixed	—	100.0	—	—	—	—	100.0	1.9
Average Pay Rate	7.96%	8.62%	—	—	—	—
Average Receive Rate	9.38%	9.38%	—	—	—	—

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure control procedures. Based upon their evaluation, they concluded that our disclosure and control procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceeding

The Company is involved in various legal proceedings, none of which is deemed material for reporting purposes. Information relating to various commitments and contingencies is described in Note 12 of the financial statements in this Form 10-Q.

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

Upon the terms of the Merger Agreement, each outstanding share of Dresser common stock was cancelled and the holders thereof received one class A common share of Dresser Ltd., for each share of Dresser class A common stock, and one class B common share of Dresser Ltd. for each share of Dresser class B common stock, respectively, held by each shareholder.

The certification of incorporation was amended; the total number of shares of stock, which Dresser shall have the authority to issue, is 10,000 having a par value of $0.01 per shares of common stock. Dresser Holdings, Inc., a Delaware corporation, is the sole shareholder of Dresser and holds 1,000 shares.

Item 4.    Submission of Matters to a Vote of Security Holders

In July 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the 100% holder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the 100% holder of Dresser Holdings, Ltd. The former direct shareholders of Dresser collectively hold all of the shares of Dresser, Ltd. in proportion to their prior direct ownership interests in Dresser. The transaction was approved by unanimous written consent of the stockholders of Dresser, Inc.

Item 6.    Exhibits and Reports on Form 8-K

a.)    Exhibits

Exhibit No.	Description of Exhibit

*2.1	Agreement and Plan of Merger by and among Dresser, Inc., Dresser, Ltd. and Dresser Mergerco, Inc.

*4.1	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Amended and Restated Investor Rights Agreement

*4.2	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Sponsor Rights Agreement

*10.1	Executive Employment Agreement and Exhibit dated October 8, 2002 between Dresser and Steven G. Lamb

*	Filed herewith

b.)    Reports on Form 8-K

Current Report on Form 8-K of Dresser dated July 3, 2002 reporting under Item 5. Other Events and FD Disclosure announcing a modification of its corporate structure.

Current Report on Form 8-K of Dresser dated August 14, 2002 reporting under Item 9. Regulation FD Disclosure announcing it had provided to the Securities and Exchange Commission the certifications, as required by 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Current Report on Form 8-K of Dresser dated August 14, 2002 reporting under Item 9. Regulation FD Disclosure announcing its financial results for the quarter ended June 30, 2002.

Current Report on Form 8-K of Dresser dated October 17, 2002 reporting under Item 9. Regulation FD announcing the appointment of a new president of Dresser, Inc.

Current Report on Form 8-K of Dresser dated October 31, 2002 reporting under Item 9. Regulation FD announcing its restructuring programs.

SIGNATURES

As required by the Securities and Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

DRESSER, INC.

Date:	November 14, 2002	By:	/s/ Patrick M. Murray
Patrick M. Murray Chief Executive Officer

/s/ James A. Nattier
James A. Nattier Executive Vice President Chief Financial Officer

/s/ Dale B. Mikus
Dale B. Mikus Vice President – Finance and Chief Accounting Officer

I, Patrick M. Murray, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Dresser, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Patrick M. Murray
Patrick M. Murray Chief Executive Officer

I, James A. Nattier, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Dresser, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ James A. Nattier
James A. Nattier Chief Financial Officer