Form 10-Q/A
period 2002-03-31
DRESSER INC
filed 2003-12-12
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

The number of shares outstanding of common stock (par value $0.01 per share) as of December 4, 2003 was 1,000.

Explanatory Note

Dresser, Inc. (“Dresser” or the “Company”) further amends its report on Form 10-Q/A for the period ending March 31, 2002, as filed with the Commission on August 14, 2002, to revise its financial statements for the discovery of errors, as described in the following paragraphs, impacting our financial statements for the periods ending March 31, 2002 and December 2001, respectively.

Our independent auditors for 1998 through 2001, Arthur Andersen LLP (“Andersen”), have ceased operations. We engaged new independent auditors, PricewaterhouseCoopers LLP (“PwC”), in June 2002 to audit our 2002 financial statements and, upon discovery of errors affecting our 2001 financial statements, also engaged PwC to perform a new audit of our 2001 financial statements. PwC was not engaged to audit, and has not audited any of our financial statements prior to the year ended December 31, 2001. The Company and PwC have discovered other errors in our financial statements affecting the years 1998 through 2000.

We concluded that re-audits of the years 1998 through 2000 were impracticable in light of the change in ownership and control early in 2001 and subsequent changes in personnel, records, consolidation and operating realignments. Because our then independent auditors have ceased operations, we are unable to give effect to the corrections without rendering fiscal years 1998 through 2000 unaudited.

The Company has concluded that its internal controls for the preparation of interim financial information during 2001 did not provide an adequate basis for its independent auditors to complete reviews of the 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. In connection with its restatement of the 2001 financial statements, management recorded adjustments to its financial statements. Certain of the closing and audit adjustments recorded in the fourth quarter, aggregating $7.8 million, may have related to earlier quarters in the year, but the Company has been unable to determine the amounts, if any, which may relate to earlier quarters of 2001. As a result, there is a possibility that the results of operations for the quarter ended March 31, 2001 are overstated, with related understatement of results of operations for the quarter ended December 31, 2001.

The Company believes that the processes it used for the preparation of its March 31, 2002 interim financial statements has improved. The Company believes it has been able to produce reliable interim financial statements as of March 31, 2002 and for the three months then ended.

We have not amended our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly reports on Form 10-Q for any period prior to that date, and the financial statements and related financial information contained in such reports should no longer be relied upon.

A summary of the accounting errors and restatements for the three months ended March 31, 2002 and 2001 and the impact to our balance sheet at December 31, 2001 is included in Note 1 to our financial statements. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a summary of accounting errors and restatements of our financial statements for 1998 through 2001.

DRESSER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRESSER, INC.

Condensed Consolidated Statements of Operations

(in millions)

(unaudited)

	Three Months Ended March 31,
	2002	2001
	Restated	Restated
Revenues	$384.8	$361.3
Cost of revenues	272.2	248.2

Gross profit	112.6	113.1
Selling, engineering, administrative and general expenses	73.4	77.8

Operating income	39.2	35.3
Equity earnings of unconsolidated subsidiaries	0.7	0.1
Interest expense	(33.8)	(0.8)
Other income (deductions), net	0.5	(1.6)

Income before taxes	6.6	33.0
Provision for income taxes	(4.4)	(12.6)

Net income	$2.2	$20.4

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Balance Sheets

(in millions, except share information)

	March 31, 2002	December 31, 2001
	Restated	Restated
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$97.0	$101.7
Receivables	307.4	303.0
Inventories	322.8	330.5
Other current assets	13.9	10.2

Total current assets	741.1	745.4
Property, plant and equipment	229.6	235.0
Investments in unconsolidated subsidiaries	5.8	4.8
Deferred financing fees and other assets	70.3	79.2
Prepaid and intangible pension assets	59.7	59.7
Deferred tax assets	2.3	2.3
Goodwill	259.9	263.9
Intangibles	5.1	5.8

Total assets	$1,373.8	$1,396.1

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts and notes payable	$205.4	$234.3
Deferred revenue	12.0	12.5
Accrued expenses	99.7	114.8

Total current liabilities	317.1	361.6
Pension and other retiree benefit obligations	275.3	279.2
Long-term debt	1,014.6	992.0
Other liabilities	47.9	45.9
Commitments and contingencies

Total liabilities	1,654.9	1,678.7

Mandatorily redeemable common stock	7.9	7.9

Shareholders’ deficit:
Common stock, $0.001 par value; issued and outstanding:
Class A - 10,410,089, Class B - 790,744 in 2002 and 2001 Shareholders’ deficit, net	(198.5)	(201.2)
Accumulated other comprehensive loss	(90.5)	(89.3)

Total shareholders’ deficit	(289.0)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,373.8	$1,396.1

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2002	2001
	Restated	Restated
Cash flows from operating activities:
Net income	$2.2	$20.4
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10.9	13.5
Equity earnings of unconsolidated affiliates	(0.7)	(0.1)
Loss on repayment of debt	12.9	—
Other changes, net
Receivables	(6.8)	1.3
Inventories	6.0	(16.3)
Accounts payable	(5.3)	(16.8)
Other	(13.5)	3.1

Net cash provided by operating activities	5.7	5.1

Cash flows from investing activities:
Capital expenditures	(4.8)	(6.2)

Net cash used in investing activities	(4.8)	(6.2)

Cash flows from financing activities:
Changes in intercompany activities	—	(4.1)
Proceeds from the issuance of long-term debt	256.3	—
Repayment of long-term debt (including current portion)	(254.0)	—
Decrease in short-term notes payable	(0.9)	(4.3)
Payment of deferred financing fees	(6.5)	—
Cash overdrafts	—	41.2

Net cash (used in) provided by financing activities	(5.1)	32.8

Effect of translation adjustments on cash	(0.5)	(1.3)

Net (decrease) increase in cash and equivalents	(4.7)	30.4
Cash and equivalents, beginning of period	101.7	19.8

Cash and equivalents, end of period	$97.0	$50.2

Supplemental disclosure of cash flows information:
Interest	$15.5	$1.6
Income taxes	$2.0	$—

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

In January 2001, Halliburton Company (“Halliburton”), together with its wholly-owned subsidiary Dresser B.V., signed an Agreement and Plan of Recapitalization with DEG Acquisitions, LLC, an entity owned by affiliates of First Reserve Corporation (“First Reserve”) and Odyssey Investment Partners, LLC (“Odyssey”), to effect the recapitalization of its businesses relating to, among other things, the design, manufacture and marketing of flow control, measurement systems and compression and power systems for customers primarily in the energy industry. Halliburton originally acquired the businesses as part of its acquisition of Dresser Industries, Inc. in 1998. Dresser Industries’ operations consisted of the Company’s businesses and certain other operating units retained by Halliburton following the consummation of the recapitalization transaction. In order to accomplish this transaction, Halliburton effected the reorganization of various legal entities that comprised the Dresser Equipment Group (“DEG”) business segment of Halliburton. Simultaneously and contingent upon completion of the recapitalization, the acquisition of certain foreign entities was consummated. The transaction has been accounted for as a leveraged recapitalization. No adjustments or revaluation of the Company’s historical basis of accounting for operations were required.

In connection with the recapitalization in April 2001, Dresser paid Halliburton approximately $1,300 million to redeem our common equity and acquire the stock of certain foreign subsidiaries from Dresser B.V. The recapitalization transaction and related expenses were financed through the issuance of $300.0 million of senior subordinated notes, $720.0 million of borrowings under our credit facility, and approximately $400.0 million of common equity contributed by DEG Acquisitions, LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

The Company has concluded that its internal controls for the preparation of interim financial information during 2001 did not provide an adequate basis for its independent auditors to complete reviews of the 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. In connection with its restatement of the 2001 financial statements, management recorded adjustments to its financial statements. Certain of the closing and audit adjustments recorded in the fourth quarter, aggregating $7.8 million, may have related to earlier quarters in the year, but management has been unable to determine the amounts, if any, which may relate to earlier quarters of 2001. As a result, there is a possibility that the results of operations for the quarter ended March 31, 2001 are overstated, with related understatement of results of operations for the quarter ended December 31, 2001.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

The Company believes that the processes it used for the preparation of its March 31, 2002 interim financial statements has improved. Management believes the Company has been able to produce reliable interim financial statements as of March 31, 2002 and for the three months then ended.

Our financial statements for periods presented prior to April 10, 2001 have been prepared on a carve-out basis and reflect the combined financial position, results of operations and cash flows of Dresser in accordance with accounting principles generally accepted in the United States. The financial statements exclude certain items which were not transferred as a result of the recapitalization transaction and any financial effects from Halliburton’s decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of Dresser on a stand-alone basis. Halliburton allocated the costs for certain services to Dresser based on factors such as number of employees, revenues and assets, or directly charged Dresser for some services on an as-used basis. Management believes the method of allocation was reasonable. However, certain expenses associated with Dresser’s participation in Halliburton’s single employer post retirement benefit plans were recognized as charged to Dresser by Halliburton.

The carve out financial position, results of operations and cash flows may not be indicative of what would have been reported if Dresser had been a stand-alone entity or had been operated in accordance with the Agreement during the periods presented prior to April 10, 2001. Prior to the recapitalization transaction, the financial statements reflect intercompany amounts with Halliburton as components of divisional equity.

The financial statements subsequent to April 10, 2001 comprise the financial position, results of operations and cash flows of Dresser, Inc. and its majority-owned subsidiaries on a consolidated basis after the elimination of all significant intercompany accounts and transactions.

The financial statements subsequent to April 10, 2001 include the accounts of the Company, its wholly-owned subsidiaries and entities in which we own a controlling interest, after the elimination of all significant intercompany accounts and transactions. The condition for control of entities is the ownership of a majority voting interest or exercise significant influence.

Restatement of our Financial Statements

The Company and PwC have discovered errors in our financial statements affecting the years 1998 through 2000. We concluded that re-audits of the years 1998 through 2000 were impracticable in light of the change in ownership and control of the Company in early 2001 and subsequent changes in personnel, records, consolidations and operating realignments. Because our then independent auditors have ceased operations, we are unable to give effect to the corrections without rendering fiscal years 1998 through 2000 unaudited, and accordingly, the financial statements at December 31, 2000 and all earlier periods are presented as unaudited. The following is a summary of accounting errors and restatements; the tables reflect the impact as an increase or (decrease) to the financial statement caption:

Errors in carve-out financial statements:

From 1998 to 2001, our carve-out financial statements incorrectly excluded certain restructuring charges, legal settlements and deferred tax assets that were specifically related to the DEG business unit of Halliburton. The impact of these items on our balance sheets as of March 31, 2002 and December 31, 2001 is detailed in the following table. There was no impact on our statement of operations for the three months ended March 31, 2002 and 2001, respectively.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

	March 31, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Long-term assets	$2.0	$2.0
Accrued expenses	(1.7)	(2.1)
Other long-term liabilities	12.8	12.8
Shareholders’ deficit	$(9.1)	$(8.7)

Errors in leveraged recapitalization transaction:

As described above, our leveraged recapitalization transaction in April 2001 comprised two interdependent components: the recapitalization of DEG and the acquisition of certain foreign operations of Halliburton. These related transactions should have been accounted for as a single transaction. We had accounted for the acquisition of the foreign operations incorrectly by applying the principles of purchase accounting to the acquisition. In addition, we incorrectly valued the pension and post retirement benefit obligations and assets associated with this transaction at purchase accounting values instead of at historical costs. We also did not give recognition to liabilities assumed for our participation in Halliburton’s single employer postretirement obligations, nor did we reflect the retention of certain liabilities for legal exposures and other risk management matters by Halliburton. In addition, we determined a full valuation allowance was necessary for the domestic deferred tax assets at the date of the leveraged recapitalization based upon the impact of the incurrence of significant indebtedness and associated interest expense on our restated historical financial statements. The following table reflects the impact of the restatement of these items on our balance sheets as of March 31, 2002 and December 31, 2001. There was no impact on our statement of operations for the three months ended March 31, 2002 and 2001, respectively.

	March 31, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Deferred tax assets	$(102.9)	$(102.1)
Prepaid and intangible pension assets	59.7	59.7
Goodwill	(113.1)	(112.0)
Accrued expenses	(17.2)	(16.4)
Pension and other retiree benefit obligations	80.2	80.3
Other long-term liabilities	(1.3)	(1.3)
Shareholders’ deficit/Divisional equity	$(218.0)	$(217.0)

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

Errors in reserves:

Reserves were established in 1999 and prior periods while we were part of Halliburton that were incorrectly included in the 1999 carve-out financial statements. From 1999 through 2001, we inappropriately offset expenses against these reserves. In particular, certain other expenses were incorrectly accounted for in amount, timing, or business segment. The impact of the restatement of these items on our balance sheets as of March 31, 2002 and December 31, 2001 and on our statement of operations for the three months ended March 31, 2002 and 2001 is as follows:

	March 31, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Long-term liabilities	$(6.9)	$(10.1)
Shareholders’ deficit/Divisional equity	$6.9	$10.1

	Three Months Ended March 31,
	2002	2001
	(in millions)
Statement of operations impact:
Selling, engineering, administrative and general expenses	$3.3	$4.2

Operating income	$(3.3)	$(4.2)

Other errors:

We made other errors in our 2002 and 2001 financial statements, principally related to accounting for various accrued liabilities, restructuring charges, revenue recognition, capitalized costs, inventory and deferred financing fees, as well as in our intercompany and equity accounts, the effects of which are as follows:

	March 31, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Current assets	$(8.2)	$(8.7)
Long-term assets	(24.2)	(34.5)
Current liabilities	(8.2)	(15.0)
Long-term liabilities	(5.3)	(4.8)
Mandatorily redeemable common stock	7.9	7.9
Shareholders’ deficit/Divisional equity	$(26.8)	$(31.3)

	Three Months Ended March 31,
	2002	2001
	(in millions)
Statement of operations impact:
Revenue	$5.3	$—
Cost of revenues	(1.2)	(1.9)
Selling, engineering, administrative and general expenses	(4.0)	(0.3)
Operating income	10.5	2.2
Interest expense	(0.4)	—
Other income (deductions)	(0.4)	—
Income before taxes	10.5	2.2
Provision for income taxes	4.6	(2.9)
Net income	$5.9	$5.1

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

Errors in the statement of cash flows:

We made errors in our 2001 statement of cash flows, the correction of which resulted in a net decrease in operating cash flows of $105.1 million and an increase in cash flows provided by financing activities of $105.1 million for the three months ended March 31, 2001.

We have also restated our 2001 statement of cash flows to reflect the impact of other errors found in our intercompany reconciliation process. The impact of these errors was to decrease operating cash flows by $0.1 million for the three months ended March 31, 2001.

March 31, 2001
(in millions)
Statement of Cash flows:
Cash flows from operating activities	$(105.2)
Cash flows from financing activities	105.1

Net change to cash flows	$(0.1)

Reclassifications:

We have also reclassified equity earnings of unconsolidated subsidiaries from revenues to a separate line item on the financial statements. The impact was to reduce revenues by $0.7 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively. We have also reclassified progress billings to customers from a reduction of inventory to deferred revenue. The impact was to increase both inventory and deferred revenue by $2.8 million and $2.0 million as of March 31, 2002 and December 31, 2001, respectively.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

Summary of Restated Items

The following table presents, on a condensed basis, the aggregate impact of the restatement adjustments on our previously reported balance sheets as of March 31, 2002 and December 31, 2001:

	March 31, 2002	March 31, 2002	December 31, 2001	December 31, 2001
	As previously reported	As restated	As previously reported	As restated
	(in millions)
Current assets:
Cash and equivalents	$97.0	$97.0	$97.2	$101.7
Receivables	311.0	307.4	316.2	303.0
Inventories	324.6	322.8	328.3	330.5
Other current assets	13.9	13.9	10.4	10.2

Total current assets	746.5	741.1	752.1	745.4
Property, plant and equipment	229.6	229.6	235.9	235.0
Prepaid and intangible pension assets	—	59.7	—	59.7
Goodwill	407.2	259.9	408.7	263.9
Other long-term assets	174.4	83.5	193.0	92.1

Total assets	$1,557.7	$1,373.8	$1,589.7	$1,396.1

Current liabilities:
Accounts and notes payable	$206.0	$205.4	$245.3	$234.3
Other accrued expenses	135.4	111.7	147.7	127.3

Total current liabilities	341.4	317.1	393.0	361.6
Pension and other retiree benefit obligations	207.9	275.3	214.3	279.2
Long-term debt	1,014.6	1,014.6	1,000.0	992.0
Other liabilities	35.8	47.9	26.0	45.9

Total liabilities	1,599.7	1,654.9	1,633.3	1,678.7

Mandatorily redeemable common stock	—	7.9	—	7.9

Total shareholders’ deficit	(42.0)	(289.0)	(43.6)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,557.7	$1,373.8	$1,589.7	$1,396.1

The following table presents the effect of the restatement adjustments on shareholders’ deficit for the periods ended March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
	(in millions)
Shareholder’s deficit, as previously reported	$(42.0)	$(43.6)
Errors in carve-out financial statements	(9.1)	(8.7)
Errors in leveraged recapitalization transaction	(218.0)	(217.0)
Errors in reserves	6.9	10.1
Other errors	(26.8)	(31.3)

Shareholder’s deficit, as restated	$(289.0)	$(290.5)

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

The following table presents, on a condensed basis, the impact of the restatement adjustments on our previously reported statement of operations for the three months ended March 31, 2002 and 2001, respectively:

	2002	2002	2001	2001
	As previously reported	As restated	As previously reported	As restated
	(in millions)
Revenues	$380.2	$384.8	$361.4	$361.3
Cost of revenues	273.4	272.2	250.1	248.2

Gross profit	106.8	112.6	111.3	113.1
Selling, engineering, administrative and general expenses	74.1	73.4	73.9	77.8

Operating income	32.7	39.2	37.4	35.3
Equity earnings of unconsolidated subsidiaries	—	0.7	—	0.1

Interest expense	(34.2)	(33.8)	(0.8)	(0.8)
Other income, net	0.9	0.5	(1.6)	(1.6)

Income before taxes	(0.6)	6.6	35.0	33.0
Benefit (provision) for income taxes	0.2	(4.4)	(15.5)	(12.6)

Net (loss) income	$(0.4)	$2.2	$19.5	$20.4

The following presents the effect of the restatement adjustment on income for the three months ended March 31, 2002 and 2001, respectively.

	March 31, 2002	March 31, 2001
	(in millions)
(Loss) income before taxes, as previously reported	$(0.6)	$35.0
Errors in reserves	(3.3)	(4.2)
Other errors	10.5	2.2

Income before taxes, as restated	$6.6	$33.0

Benefit (provision) for income taxes, as previously reported	$0.2	$(15.5)
Other errors	4.6	(2.9)

Provision for income taxes, as restated	$(4.4)	$(12.6)

Net income, as restated	$2.2	$20.4

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

Flow Control. The flow control segment designs, manufactures and markets valves and actuators. These products are used to start, stop and monitor the flow of liquids and gases and to protect process equipment from excessive pressure. The flow control segment markets its products under well recognized brand names, including Masoneilan®, Grove®, Consolidated® and Ledeen™.

Measurement Systems. The measurement systems segment consists of two primary product groups. The first, retail fueling, is a leading supplier of fuel dispensers, pumps, peripherals and point-of-sale systems and software for the retail fueling industry. The second, measurement, is a leading supplier of natural gas meters, regulators, digital and analog pressure and temperature gauges and transducers and specialty couplings and connectors. These systems and other products are used to measure and monitor liquids and gases. Our measurement systems group markets its products and services under well recognized brand names including Wayne®, Ashcroft®, Mooney™, Roots™ and Dresser®.

Power Systems. The power systems segment designs, manufactures and markets natural gas fueled engines used primarily in natural gas compression and power generation applications and rotary blowers and vacuum pumps. Our power systems group markets its products under well-recognized brand names, including Waukesha® and Roots™.

The table below presents revenues and operating income by segment.

	Three Months Ended March 31,
	2002	2001
	Restated	Restated
	(in millions)
Revenues:
Flow Control	$187.5	$137.4
Measurement Systems	124.0	136.4
Power Systems	74.0	88.7
Reconciling Items, Including Corporate	(0.7)	(1.2)

Total	$384.8	$361.3

Operating income:
Flow Control	$27.7	$16.1
Measurement Systems	7.9	8.1
Power Systems	7.8	14.2
Reconciling Items, Including Corporate	(4.2)	(3.1)

Total	$39.2	$35.3

Note 3. Receivables

Accounts receivable are stated at their estimated net realizable value. Included in receivables are notes receivable of $9.8 million and $7.6 million as of March 31, 2002 and December 31, 2001, respectively. Allowances for doubtful accounts of $5.6 million and $5.4 million as of March 31, 2002 and December 31, 2001, respectively, are netted in the receivable balance.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

Note 4. Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (LIFO) method. All other inventories are valued on a first-in, first-out (FIFO) basis.

Inventories on a LIFO method represented $77.6 million and $86.8 million of our inventories as of March 31, 2002 and December 31, 2001, respectively. The excess of FIFO over LIFO costs as of March 31, 2002 and December 31, 2001, were $72.2 million and $72.2 million, respectively. Inventories are summarized as follows:

	March 31, 2002	December 31, 2001
	Restated	Restated
	(in millions)
Finished products and parts	$191.3	$210.5
In-process products and parts	116.6	101.0
Raw materials and supplies	81.0	86.9

Total inventory	$388.9	$398.4
Less:
LIFO reserve and full absorption	(66.1)	(67.9)

Inventories	$322.8	$330.5

Note 5. Debt

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

In March 2002, we also obtained an amendment to the credit facility that among other things increased the amount by which the Tranche B term loan can be increased from $95 million to $195 million.

Fees paid in connection with the issuance of the notes and the amendment were $5.5 million and $1.0 million, respectively at the time of closing. The deferred financing fees will be amortized to interest expense using the effective interest method over the terms of the respective debt.

The principal balance of our Euro Tranche A term loan was significantly reduced with the use of proceeds from the note offering. As a result, an interest rate swap, which was designated as a hedge on the Euro Tranche A, became ineffective and no longer eligible to receive accounting treatment as a hedge. As a result, changes in the fair market value of the interest rate swap will be recorded through earnings rather than accumulated other comprehensive income. The unrealized loss was reclassified from accumulated other comprehensive income and we recorded a charge to earnings of $0.6 million, which is reflected in interest expense in our condensed consolidated statement of operations. This swap was terminated in April 2002.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

Note 6. Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended March 31,
	2002	2001
	Restated	Restated
	(in millions)
Net income	$2.2	$20.4
Other comprehensive income
Foreign currency translation adjustment	(0.7)	(13.3)
Unrealized loss on derivative instruments	(0.5)	(2.1)

Comprehensive income	$1.0	$5.0

Note 7. Commitments and Contingencies

Halliburton Indemnifications

In accordance with the agreement relating to our recapitalization transaction, Halliburton agreed to indemnify the Company for certain items. Those indemnified items include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of the Company. In addition, Halliburton has agreed to indemnify the Company for certain other claims and liabilities, including any other product liability claim made on or prior to closing of the Recapitalization, any other loss, liability, damage or expense resulting from any action, suit or proceeding initiated prior to the closing, any asbestos claims (present or future) based on or arising out of events or occurrences with respect to the Company’s businesses prior to the closing, certain environmental liability claims against the Company, to the extent that notice is given to Halliburton prior to the fifth anniversary of the closing, and any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing as to which the Company notifies Halliburton prior to the third anniversary of the closing date. The maximum aggregate amount of all losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. In the case of certain general indemnities in the Agreement, other than those described above, there is an aggregate $15.0 million deductible that is applicable prior to the indemnification obligations. In addition, any single claim for such indemnities is subject to a threshold of $0.5 million in the case where there was no knowledge of such claim by Halliburton and a $0.1 million threshold if there was knowledge. For purposes of determining the threshold or maximum amount of indemnity and other overall indemnity obligations, such amounts shall be offset by insurance proceeds received by the Company or the amount of tax benefit received by the Company.

Company Indemnifications

Under the agreement relating to our recapitalization transaction, the Company agreed to indemnify Halliburton for all assumed obligations of the businesses as set forth in the agreement. This includes certain environmental matters including those arising out of acts by the Company which take place after the closing. The Company has the same aggregate indemnity deductible and maximum indemnity obligation as set forth above in the Halliburton indemnity, but does not have the single claim thresholds described above. In addition, the indemnifiable amounts have the same offsets as set forth above with regard to insurance proceeds and tax benefits received by Halliburton.

Environmental

The Company’s businesses and some of the Company’s products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, handling, disposal and emission of various substances.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

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

Note 8. Recent Accounting Pronouncements

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangibles”.

SFAS No. 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations,” and eliminates the pooling of interest method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase accounting method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard did not have any effect on our consolidated financial statements.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

SFAS No. 142 supersedes APB No. 17, “Intangible Assets,” and eliminates the requirement to amortize goodwill and indefinite lived assets, addresses the amortization of intangible assets with defined lives and requires impairment testing of intangible assets. Accordingly, as of January 1, 2002, we no longer amortize goodwill and will perform a transitional impairment test of our existing goodwill by June 30, 2002 and annual impairments thereafter. We are still evaluating the impact that the transitional impairment test will have on our financial position and results of operations. There have been no changes to the carrying value of our goodwill since December 31, 2001 other than changes resulting from foreign currency translation. If goodwill amortization was excluded in the three months ended March 31, 2001, our net income would have increased by approximately $1.3 million to $21.7 million.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We adopted this statement as of January 1, 2003. This statement had no material impact on our results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board No. 30 (APB 30), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, for segments of a business to be disposed of. SFAS No. 144 retains APB 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that has been disposed of or is classified as “held for sale”. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. There was no impact to our results of operations or financial position as a result of adopting this standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. This statement also amends SFAS No. 13, “Accounting for Leases” and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We elected early application of this statement. During 2002 and 2003, we extinguished our Tranche A term loans and made optional prepayments on our Tranche B term loan, and as a result, we recorded a loss for the write-off of unamortized debt issuance costs. These costs have been reflected as interest expense in our condensed consolidated statements of operations, and have not been classified as extraordinary items.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are in effect for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition guidance provided in the statement had no impact on our results of operations or financial position, as we elected not to change the accounting of our stock based compensation from APB No. 25 “Accounting for Stock Issued to Employees.” We have implemented the disclosure provisions of this statement.

In April 2002, the FASB issued SFAS No. 149 “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, the statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively. Adoption of the provisions of SFAS No. 149 did not have a material effect on our results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For Dresser, which is considered a nonpublic entity as defined by this statement, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, which deferred indefinitely the effective date of certain provisions of SFAS No. 150. We are still evaluating the impact this statement may have on our results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. See Note 9. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements- (Continued)

(unaudited)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB issued FSP 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” The FSP is effective for financial statements issued after October 9, 2003 and extends the effective date for applying the provisions of FIN 46 to variable interest entities created or acquired prior to February 1, 2003, to the first interim or annual period beginning after December 15, 2003. We do not believe that this interpretation will have a material effect on our results of operations and financial position.

Note 9. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheet as of March 31, 2002 and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001, respectively. In the condensed consolidating financial statements, investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$55.7	$—	$41.3	$—	$97.0
Receivables	134.9	—	172.5	—	307.4
Inventories	160.7	—	162.1	—	322.8
Other current assets	4.8	—	9.1	—	13.9

Total current assets	356.1	—	385.0	—	741.1
Property, plant and equipment	156.7	—	72.9	—	229.6
Investments in consolidated subsidiaries	380.8	371.5	—	(752.3)	—
Investment in unconsolidated subsidiaries	0.2	—	5.6	—	5.8
Deferred financing fees and other assets	53.6	—	16.7	—	70.3
Prepaid and intangible pension assets	53.7	—	6.0	—	59.7
Deferred tax assets	—	—	2.3	—	2.3
Goodwill	106.4	9.3	144.2	—	259.9
Intangibles	2.4	—	2.7	—	5.1

Total assets	$1,109.9	$380.8	$635.4	$(752.3)	$1,373.8

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts and notes payable	$74.3	$—	$131.1	$—	$205.4
Deferred revenue	6.0	—	6.0	—	12.0
Accrued expenses	24.0	—	75.7	—	99.7

Total current liabilities	104.3	—	212.8	—	317.1
Pension and other retiree benefit obligations	268.6	—	6.7	—	275.3
Long-term debt	1,007.2	—	7.4	—	1,014.6
Other liabilities	10.9	—	37.0	—	47.9
Commitments and contingencies

Total liabilities	1,391.0	—	263.9	—	1,654.9
Mandatorily redeemable common stock	7.9	—	—	—	7.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(289.0)	380.8	371.5	(752.3)	(289.0)

Total shareholders’ (deficit) equity	(289.0)	380.8	371.5	(752.3)	(289.0)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,109.9	$380.8	$635.4	$(752.3)	$1,373.8

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001

(in millions)

(restated)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$35.4	$—	$66.3	$—	$101.7
Receivables	127.3	—	175.7	—	303.0
Inventories	167.9	—	162.6	—	330.5
Other current assets	2.7	—	7.5	—	10.2

Total current assets	333.3	—	412.1	—	745.4

Property, plant and equipment	158.5	—	76.5	—	235.0
Investments in consolidated subsidiaries	292.5	283.2	—	(575.7)	—
Investment in unconsolidated subsidiaries	0.4	—	4.4	—	4.8
Deferred financing fees and other assets	61.8	—	17.4	—	79.2
Prepaid and intangible pension assets	53.7	—	6.0	—	59.7
Deferred tax assets	—	—	2.3	—	2.3
Goodwill	106.4	9.3	148.2	—	263.9
Intangibles	2.6	—	3.2	—	5.8

Total assets	$1,009.2	$292.5	$670.1	$(575.7)	$1,396.1

LIABILITIES, MANDATORILY REEDEMABLE COMMON STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts and notes payable	$72.9	$—	$161.4	$—	$234.3
Deferred revenue	5.2	—	7.3	—	12.5
Accrued expenses	18.9	—	95.9	—	114.8

Total current liabilities	97.0	—	264.6	—	361.6

Pension and other retiree benefit obligations	269.1	—	10.1	—	279.2
Long-term debt	905.6	—	86.4	—	992.0
Other liabilities	20.1	—	25.8	—	45.9
Commitments and contingencies

Total liabilities	1,291.8	—	386.9	—	1,678.7
Mandatorily redeemable common stock	7.9	—	—	—	7.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(290.5)	292.5	283.2	(575.7)	(290.5)

Total shareholders’ (deficit) equity	(290.5)	292.5	283.2	(575.7)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,009.2	$292.5	$670.1	$(575.7)	$1,396.1

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$247.1	$—	$165.3	$(27.6)	$384.8
Cost of revenues	178.8	—	120.9	(27.5)	272.2

Gross profit	68.3	—	44.4	(0.1)	112.6
Selling, engineering, administrative and general expenses	47.3	—	26.2	(0.1)	73.4

Operating income	21.0	—	18.2	—	39.2
Equity earnings of unconsolidated subsidiaries	—	—	0.7	—	0.7
Equity earnings of consolidated subsidiaries	12.2	12.2	—	(24.4)	—
Interest expense	(31.0)	—	(2.8)	—	(33.8)
Other income, net	0.3	—	0.2	—	0.5

Income before taxes	2.5	12.2	16.3	(24.4)	6.6
Provision for income taxes	(0.3)	—	(4.1)	—	(4.4)

Net income	$2.2	$12.2	$12.2	$(24.4)	$2.2

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2001

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$253.8	$—	$136.1	$(28.6)	$361.3
Cost of revenues	181.0	—	94.5	(27.3)	248.2

Gross profit	72.8	—	41.6	(1.3)	113.1
Selling, engineering, administrative and general expenses	54.1	—	25.0	(1.3)	77.8

Operating income	18.7	—	16.6	—	35.3
Equity earnings of unconsolidated subsidiaries	—	—	0.1	—	0.1
Equity income of consolidated subsidiaries	12.5	12.5	—	(25.0)	—
Interest expense	—	—	(0.8)	—	(0.8)
Other (deductions) income, net	(1.8)	—	0.2	—	(1.6)

Income before taxes	29.4	12.5	16.1	(25.0)	33.0
Provision for income taxes	(9.0)	—	(3.6)	—	(12.6)

Net income	$20.4	$12.5	$12.5	$(25.0)	$20.4

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$2.2	$12.2	$12.2	$(24.4)	$2.2
Adjustments to reconcile net income cash flows provided by (used in) operating activities:
Depreciation and amortization	7.2	—	3.7	—	10.9
Equity earnings of consolidated affiliates	(12.2)	(12.2)	—	24.4	—
Equity earnings of unconsolidated affiliates	—	—	(0.7)	—	(0.7)
Loss on repayment of debt	12.9	—	–	—	12.9
Other	(3.2)	—	(16.4)	—	(19.6)

Net cash provided by (used in) operating activities	6.9	—	(1.2)	—	5.7

Cash flows from investing activities:
Capital expenditures	(3.8)	—	(1.0)	—	(4.8)

Net cash used in investing activities	(3.8)	—	(1.0)	—	(4.8)

Cash flows from financing activities:
Changes in intercompany activity	(74.8)	—	74.8	—	—
Proceeds from the issuance of long term debt	256.3	—	—	—	256.3
Repayment of debt (including current portion)	(158.0)	—	(96.0)	—	(254.0)
Decrease in short-term notes payable	—	—	(0.9)	—	(0.9)
Payment of deferred financing fees	(6.3)	—	(0.2)	—	(6.5)

Net cash provided by (used in) financing activities	17.2	—	(22.3)	—	(5.1)

Effect of translation adjustments on cash	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash and equivalents	20.3	—	(25.0)	—	(4.7)
Cash and equivalents, beginning of period	35.4	—	66.3	—	101.7

Cash and equivalents, end of period	$55.7	$—	$41.3	$—	$97.0

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2001

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$20.4	$12.5	$12.5	$(25.0)	$20.4
Adjustments to reconcile net income cash flows (used in) provided by operating activities:
Depreciation and amortization	7.7	—	5.8	—	13.5
Equity earnings of consolidated affiliates	(12.5)	(12.5)	—	25.0	—
Equity earnings of unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Other	(19.2)	—	(9.5)	—	(28.7)

Net cash (used in) provided by operating activities	(3.6)	—	8.7	—	5.1

Cash flows from investing activities:
Capital expenditures	(4.1)	—	(2.1)	—	(6.2)

Net cash used in investing activities	(4.1)	—	(2.1)	—	(6.2)

Cash flows from financing activities:
Changes equity in intercompany activity	(4.3)	—	0.2	—	(4.1)
Decrease in short-term notes payable	—	—	(4.3)	—	(4.3)
Cash overdrafts	13.3	—	27.9	—	41.2

Net cash provided by financing activities:	9.0	—	23.8	—	32.8

Effect of translation adjustments on cash	—	—	(1.3)	—	(1.3)
Net increase in cash and equivalents	1.3	—	29.1	—	30.4
Cash and equivalents, beginning of period	5.6	—	14.2	—	19.8

Cash and equivalents, end of period	$6.9	$—	$43.3	$—	$50.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2. reflects the restatement of the Company’s financial statements for the three months ended March 31, 2002 and 2001 and certain events occurring subsequent to the original due date for the filing of this Quarterly Report on Form 10Q. All financial information and discussion within Item 2 reflects the correction of errors and financial statement restatements described in Note 1 to our financial statements.

Certain statements in this report constitute “forward-looking statements” as that term is defined under §21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described below under “—Certain Risk Factors.”

Our independent auditors for 1998 through 2001, Arthur Andersen LLP (“Andersen”), have ceased operations. We engaged new independent auditors, PricewaterhouseCoopers LLP (“PwC”), in June 2002 to audit our 2002 financial statements and, upon discovery of errors affecting our 2001 financial statements, also engaged PwC to perform a new audit of our 2001 financial statements. PwC was not engaged to audit, and has not audited any of our financial statements prior to the year ended December 31, 2001. The Company and PwC have discovered other errors in our financial statements affecting the years 1998 through 2000.

The Company has concluded that its internal controls for the preparation of interim financial information during 2001 did not provide an adequate basis for its independent auditors to complete reviews of the 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. In connection with its restatement of the 2001 financial statements, management recorded adjustments to its financial statements. Certain of the closing and audit adjustments recorded in the fourth quarter, aggregating $7.8 million, may have related to earlier quarters in the year, but the Company has been unable to determine the amounts, if any, which may relate to earlier quarters of 2001. As a result, there is a possibility that the results of operations for the quarter ended March 31, 2001 are overstated, with related understatement of results of operations for the quarter ended December 31, 2001.

The Company believes that the processes it used for the preparation of its March 31, 2002 interim financial statements has improved. The Company believes it has been able to produce reliable interim financial statements as of March 31, 2002 and for the three months then ended.

We have not amended our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly reports on Form 10-Q for any period prior to that date, and the financial statements and related financial information contained in such reports should no longer be relied upon.

A summary of the accounting errors and restatements for the three months ended March 31, 2002 and 2001 and the impact to our balance sheet at December 31, 2001 is included in Note 1 to our financial statements. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a summary of accounting errors and restatements of our financial statements for 1998 through 2001.

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers including major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the three months ended March 31, 2002, consisted of North America (57.3%), Europe/Africa (23.0%), Latin America (6.1%), Asia (9.7%) and the Middle East (3.9%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the three months ended March 31, 2002, we generated revenue of $384.8 million, operating income of $39.2 million and a net income of $2.2 million.

Market Forces

Our product offerings include valves, instruments, meters, natural gas fueled engines, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants and customers’ access to capital. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Our customer’s cash flow and their outlook for future natural gas prices effects their capital spending which drives demand for our products. Our customers have publicly indicated they intend to reduce their capital spending in 2002, and these reductions will negatively impact our business. In the latter part of 2001, energy demand and oil and natural gas prices declined significantly. Excess capacity in the natural gas compression industry resulted in substantial revenue declines in our power systems segment in the first quarter of 2002 as compared to the first quarter of 2001. We also saw weakness in the retail fueling and instrument business of our measurement systems due to the reduced capital spending on retail fuel equipment and softness in the industrial economy in the first quarter of 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including bad debts, inventories, long-lived tangible and intangible assets, income taxes, warranty obligations, pensions and other post retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements.

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

Inventory Reserves

Inventories are stated at the lower of cost or market. A portion of the United States inventory cost is determined using the last-in, first-out (LIFO) method. All other United States and non-United States inventories are valued on a first-in, first-out (FIFO) basis. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and estimated future demand.

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of revenues. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of revenues.

Impairment of Long-Lived Assets and Goodwill

We account for long-lived assets and goodwill in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For long-lived assets to be held and used we evaluate for impairment when indicators of impairment are present. If indicators are present, we then must determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than the carrying amount. If the carrying amount exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, or changes to our business operations.

Assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Should certain assets meet the criteria as assets held for sale, potential impairment could result if the fair value of the assets less costs to sell result in a value that is lower than the carrying value of the assets.

A long-lived asset’s value is also dependent upon its estimated useful life. A change in the useful life of a long-lived asset could result in higher or lower depreciation and amortization expense. If the asset’s actual life is different than its estimated life, the asset could be over-valued or under-valued.

With the adoption of SFAS No. 142, goodwill is no longer amortized. Goodwill is assessed for impairment at least annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. During 2002, we performed our initial test of impairment and our annual test of impairment of goodwill. In our tests, we used future cash flows of our reporting units to estimate a fair market value of the reporting unit. In making this assessment, we rely on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and judgment in applying these factors to our goodwill impairment test.

Future restructuring activities, unexpected significant declines in operating results of the reporting units, and protracted economic weakness may result in our having to perform interim impairment tests and could result in charges for goodwill and other asset impairment charges in the future.

Product Warranties

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality from our suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Income Taxes

We determine income taxes based on the recognition of deferred income tax liabilities and assets for the expected future tax consequences of recognition of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on differences between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the period in which the differences are expected to reverse. We recognize deferred tax assets only if it is more likely than not that the assets will be realized in future years. A full valuation allowance was established in 2001 for domestic deferred tax assets for which realization is not likely. In assessing the valuation allowance, we considered past operating results and the impact of increased interest expense on our future earnings. As a result, domestic deferred tax assets were reduced to zero during 2001.

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in future periods are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as additional selling, engineering, administrative and general expenses during the period in which the actual loss or change in estimate has occurred.

Pension and Other Post Retirement Benefits

Our employee pension and other post retirement benefit costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, health care cost trends rates, inflation, salary growth, and long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and other post retirement benefits costs and obligations. In addition, assumed healthcare cost trend rates have a significant effect on amounts reported for the healthcare plans.

Stand-Alone Company

Our financial statements for periods presented prior to April 10, 2001 have been prepared on a carve-out basis and reflect the combined financial position, results of operations and cash flows of Dresser in accordance with accounting principles generally accepted in the United States. The financial statements exclude certain items which were not transferred as a result of the recapitalization transaction and any financial effects from Halliburton’s decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of Dresser on a stand-alone basis. Halliburton allocated the costs for certain services to Dresser based on factors such as number of employees, revenues and assets, or directly charged Dresser for some services on an as-used basis. Management believes the method of allocation was reasonable. However, certain expenses associated with Dresser’s participation in Halliburton’s single employer post retirement benefit plans were recognized as charged to Dresser by Halliburton.

The carve out financial position, results of operations and cash flows may not be indicative of what would have been reported if Dresser had been a stand-alone entity or had been operated in accordance with the Agreement during the periods presented prior to April 10, 2001. Prior to the recapitalization transaction, the financial statements reflect intercompany amounts with Halliburton as components of divisional equity.

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

Income Taxes

In connection with the recapitalization transaction, a Section 338(h)(10) election was made to allow the recapitalization of our domestic businesses to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes our U.S. assets were stepped up to their fair market value and we will be able to depreciate those assets using a higher basis than the historical amount.

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

	Three Months Ended March 31,		Period to Period Change
	2002	2001	2002 to 2001	% Change
	(in millions)
Revenues (restated):
Flow Control	$187.5	$137.4	$50.1	36.5%
Measurement Systems	124.0	136.4	(12.4)	(9.1)%
Power Systems	74.0	88.7	(14.7)	(16.6)%
Reconciling Items, Including Corporate	(0.7)	(1.2)	0.5	(41.7)%

Total	$384.8	$361.3	$23.5	6.5%

Operating income (restated):
Flow Control	$27.7	$16.1	$11.6	72.0%
Measurement Systems	7.9	8.1	(0.2)	(2.5)%
Power Systems	7.8	14.2	(6.4)	(45.1)%
Reconciling Items, Including Corporate	(4.2)	(3.1)	(1.1)	35.5%

Total	$39.2	$35.3	$3.9	11.0%

Bookings:
Flow Control	$190.0	$162.2	$27.8	17.1%
Measurement Systems	125.5	143.2	(17.7)	(12.4)%
Power Systems	69.2	86.8	(17.6)	(20.3)%
Reconciling Items, Including Corporate	—	—	—	—

Total	$384.7	$392.2	$(7.5)	(1.9)%

Backlog:
Flow Control	$308.7	$221.1	$87.6	39.6%
Measurement Systems	79.8	77.2	2.6	3.4%
Power Systems	47.9	90.3	(42.4)	(47.0)%
Reconciling Items, Including Corporate	(3.1)	(5.3)	2.2	(41.5)%

Total	$433.3	$383.3	$50.0	13.0%

Depreciation and amortization:
Flow Control	$4.0	$5.0	$(1.0)	(20.0)%
Measurement Systems	3.6	5.0	(1.4)	(28.0)%
Power Systems	3.3	3.3	—	—
Reconciling Items, Including Corporate	—	0.2	(0.2)	(100.0)%

Total	$10.9	$13.5	$(2.6)	(19.3)%

Capital expenditures:
Flow Control	$1.7	$1.0	$0.7	70.0%
Measurement Systems	1.5	3.7	(2.2)	(59.5)%
Power Systems	1.6	1.5	0.1	6.7%
Reconciling Items, Including Corporate	—	—	—	—

Total	$4.8	$6.2	$(1.4)	(22.6)%

Three months ended March 31, 2002 as Compared to the Three months ended March 31, 2001

Consolidated

Revenues. Revenues increased by $23.5 million, or 6.5%, to $384.8 million in 2002 from $361.3 million in 2001. The increase in revenues was attributable to increases in our flow control segment, which offset decreases in both our measurement and power systems segments. Our flow control segment benefited from the acquisitions of Entech and Elliot Valve made in the second and third quarter of 2001. Our measurement and power systems segments were negatively impacted by weakness in the general industrial economy, low capital spending on retail fuel equipment, and significant declines in demand for natural gas engines used for gas compression, as compared to the first quarter of 2001.

Cost of revenues. Cost of revenues as a percentage of revenues increased to 70.7% in 2002 from 68.7% in 2001. Higher manufacturing costs and an unfavorable product mix affected our flow control segment. In addition, our power systems segment was negatively impacted by reduced manufacturing volume and resulting inefficiencies and lower manufacturing absorption as compared to the first quarter of 2001.

Gross Profit. Gross profit decreased by $0.5 million, or 0.4% to $112.6 million in 2002 from $113.1 million in 2001. As a percentage of revenues, gross profit decreased to 29.3% in 2002 from 31.3% in 2001, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses decreased by $4.4 million to $73.4 million in 2002 from $77.8 million in 2001. Selling, engineering, administrative and general expenses decreased as a percentage of revenues, to 19.1% of revenues in 2002 from 21.5% of revenues in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions were generally offset by the suspension of goodwill amortization in 2002. In addition, selling, engineering, administrative and general expenses in 2001 included $4.0 million of expenses related to the closure of a manufacturing facility.

Operating Income. Operating income increased by $3.9 million or 11.0%, to $39.2 million in 2002 from $35.3 million in 2001, primarily a result from the factors discussed above.

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

Segment Analysis

Flow Control. Revenues increased by $50.1 million, or 36.5%, to $187.5 million in 2002 from $137.4 million in 2001. Increases in our flow control segment in part were attributable to the acquisitions of Entech and Elliot Valve made in the second and third quarter of 2001. Revenues attributable to these acquisitions were approximately $19.8 million with the remainder of the increase attributable to increased volume in our on/off valve and our control valve product lines.

Operating income increased by $11.6 million, or 72.0%, to $27.7 million in 2002 from $16.1 million in 2001. Increases in operating income were due in part to the acquisitions, as discussed above, which contributed approximately $1.4 million to the increase, with the remaining increase resulting from increased volume.

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

Capital expenditures increased by $0.7 million to $1.7 million in 2002 from $1.0 million in 2001. The increase is primarily a result of capital expenditures made by Entech and Elliot Valve; two companies which were acquired in the second and third quarter of 2001. Depreciation and amortization decreased by $1.0 million to $4.0 million in 2002 from $5.0 million in 2001. The decrease is primarily a result of the suspension of amortization of goodwill in 2002, with the implementation of SFAS No. 142, as compared to $1.6 million of amortization expense recorded in 2001. This was offset in part with increased depreciation expense associated with increased capital expenditures.

Measurement Systems. Revenues decreased by $12.4 million, or 9.1%, to $124.0 million in 2002 from $136.4 million in 2001. The decrease in revenues was in large part due to the continued weakness in the U.S. general industrial economy and low capital spending on retail fuel equipment.

Operating income decreased by $0.2 million to $7.9 million in 2002 or 2.5% compared to the prior year. In 2001, we recorded $4.0 million in expenses related to the closure and relocation of a retail fuel dispenser facility. Excluding these expenses, operating income would have decreased by $4.2 million resulting from the impact of lower sales volume.

Bookings during the 2002 period of $125.5 million were 12.4% below bookings during the 2001 period. Backlog at the end of the 2002 period was $79.8 million, or 3.4% above backlog at the end of the 2001.

Capital expenditures decreased by $2.2 million to $1.5 million in 2002 from $3.7 million in 2001. Depreciation and amortization decreased by $1.4 million to $3.6 million in 2002 from $5.0 million in 2001. The decrease is in part a result of the suspension of amortization of goodwill in 2002, with the implementation of SFAS No. 142, as compared to $0.5 million of amortization expense recorded in 2001.

Power Systems. Revenues decreased by $14.7 million, or 16.6%, to $74.0 million in 2002 from $88.7 million in 2001. In the latter part of 2001, energy demand and natural gas prices declined significantly. In the first quarter of 2002, we experienced decreases in sales of original equipment in our gas compression industry of approximately $7.8 million and aftermarket part sales also declined by approximately $4.4 million. During the first quarter of 2001, revenues were positively affected by increased prices for natural gas, which drove higher levels of customer spending. Demand for new engines and aftermarket parts used in distributed power applications experienced growth. Revenues were particularly strong in the first quarter of 2001 for aftermarket parts and upgrade kits as customers in the gas compression industry experienced increased utilization in their engines.

Operating income decreased by $6.4 million, or 45.1%, to $7.8 million in 2002 from $14.2 million in 2001. Our operating income was primarily impacted by declines in orders for engines used in gas compression as well as aftermarket sales, as discussed above.

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

Liquidity and Capital Resources

Prior to the recapitalization transaction, we participated in Halliburton’s centralized treasury management system whereby all of our cash receipts were remitted to Halliburton and Halliburton funded all of our cash disbursements. Our primary cash disbursements were for capital expenditures and working capital. Following the consummation of the recapitalization transactions, this practice ceased and we have established our own cash management system.

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and equivalents were $97.0 million and $50.2 million for the three months ended March 31, 2002 and 2001 respectively. A significant portion of our cash and equivalents is utilized in our international operations and may not be immediately available to service debt in the United States.

Net cash flows generated from operating activities was $5.7 million and $5.1 million for the three months ended March 31, 2002 and 2001, respectively.

Net cash flows used in investing activities was $4.8 million and $6.2 million for the three months ended March 31, 2002 and 2001, respectively. Net cash flows used in investing activities resulted from capital expenditures for both the three months ended March 31, 2002 and 2001, respectively.

Net cash flows used in financing activities was $5.1 million for the three months ended March 31, 2002, resulting primarily from the issuance of the additional senior subordinated notes, offset by the repayment of debt with the use of the proceeds from the notes and the payment of deferred financing fees. Net cash flows provided by financing activities was $32.8 million for the three months ended March 31, 2001.

In March 2002, we issued an additional $250.0 million of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% of their principal amounts plus accrued interest from October 15, 2001. We recorded a $6.3 million premium that is amortized over the term of the notes, and be recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. Fees paid at closing in connection with the issuance were approximately $5.5 million; in addition we incurred legal and other fees of approximately $0.6 million. These fees are included in deferred financing fees and other assets on our balance sheet. The net proceeds of the offering were used to repay existing indebtedness under the Tranche A term loans of the credit facility. This repayment significantly reduced the principal balances of the Tranche A term loans. As a result, we recorded a loss of $12.9 million, which represented the write-off of a portion of the unamortized deferred financing fees. This loss has been reflected as interest expense in our condensed consolidated financial statements.

In March 2002, we also obtained an amendment to our credit facility that among other things increased the amount by which the Tranche B term loan can be increased from $95.0 million to $195.0 million. Fees paid in connection with the amendment were approximately $1.0 million.

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

The following tables set forth the contractual cash commitments for debt and lease obligations as well as commitments for the next several years:

	2002	2003	2004	2005	2006	2007 and Thereafter	Total
	(in millions)
Contractual Cash Obligations
Long-Term Debt[1]	$4.5	$6.4	$6.6	$7.0	$7.1	$981.5	$1,013.1
Capital Lease Obligations	1.2	1.0	0.8	0.6	0.7	0.5	4.8
Operating Leases	10.3	11.2	9.7	7.5	4.4	10.8	53.9

Total Contractual Cash Obligations	$16.0	$18.6	$17.1	$15.1	$12.2	$992.8	$1,071.8

	2002	2003	2004	2005	2006	2007 and Thereafter	Total
	(in millions)
Commitments
Letters of Credit	$27.9	$1.8	$0.2	$—	$—	$—	$29.9

Total Commitments	$27.9	$1.8	$0.2	$—	$—	$—	$29.9

[1]	Excludes a $6.3 premium, which will be amortized over the term of the notes.

Our ability to make payments on and to refinance our indebtedness, including our senior subordinated notes, to achieve specified ratios required under our credit agreement, and to fund planned capital expenditures and research and development efforts will depend on our ability to achieve cost savings and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, we have recently experienced weakness in demand for some of our products as a result of general economic conditions. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under the credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay our indebtedness, including the notes, or to fund our other liquidity needs. If general economic conditions do not improve and we are unable to achieve the financial ratios specified in our credit facility, we expect that we would be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the credit facility and the notes, on commercially reasonable terms or at all. See “–Certain Risk Factors.”

Recent Accounting Pronouncements

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangibles”.

SFAS No. 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations,” and eliminates the pooling of interest method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase accounting method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard did not have any effect on our consolidated financial statements.

SFAS No. 142 supersedes APB No. 17, “Intangible Assets,” and eliminates the requirement to amortize goodwill and indefinite lived assets, addresses the amortization of intangible assets with defined lives and requires impairment testing of intangible assets. Accordingly, as of January 1, 2002, we no longer amortize goodwill and will perform a transitional impairment test of our existing goodwill by June 30, 2002 and annual impairments thereafter. We are still evaluating the impact that the transitional impairment test will have on our financial position and results of operations. There have been no changes to the carrying value of our goodwill since December 31, 2001 other than changes resulting from foreign currency translation. If goodwill amortization was excluded in the first quarter of 2001, our first quarter net income would have increased by approximately $1.3 million to $21.7 million.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We adopted this statement as of January 1, 2003. This statement had no material impact on our results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board No. 30 (APB 30), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, for segments of a business to be disposed of. SFAS No. 144 retains APB 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that has been disposed of or is classified as “held for sale”. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. There was no impact to our results of operations or financial position as a result of adopting this standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. This statement also amends SFAS No. 13, “Accounting for Leases” and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We elected early application of this statement. During 2002 and 2003, we extinguished our Tranche A term loans and made optional prepayments on our Tranche B term loan, and as a result, we recorded a loss for the write-off of unamortized debt issuance costs. These costs have been reflected as interest expense in our condensed consolidated statements of operations, and have not been classified as extraordinary items.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are in effect for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition guidance provided in the statement had no impact on our results of operations or financial position, as we elected not to change the accounting of our stock based compensation from APB No. 25 “Accounting for Stock Issued to Employees.” We have implemented the disclosure provisions of this statement.

In April 2002, the FASB issued SFAS No. 149 “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, the statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively. Adoption of the provisions of SFAS No. 149 did not have a material effect on our results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For Dresser, which is considered a nonpublic entity as defined by this statement, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, which deferred indefinitely the effective date of certain provisions of SFAS No. 150. We are still evaluating the impact this statement may have on our results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. See Note 9 to our condensed consolidated financial statements. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB issued FSP 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” The FSP is effective for financial statements issued after October 9, 2003 and extends the effective date for applying the provisions of FIN 46 to variable interest entities created or acquired prior to February 1, 2003, to the first interim or annual period beginning after December 15, 2003. We do not believe that this interpretation will have a material effect on our results of operations and financial position.

Certain Risk Factors

Set forth below are important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by our management.

Our independent auditors have reported to our audit committee material weaknesses and reportable conditions regarding various elements of our system of internal controls.

Our independent auditors have reported to our audit committee “material weaknesses” and “reportable conditions” regarding various elements of our system of internal controls. Reportable conditions are matters coming to the auditor’s attention that, in its judgment, should be communicated to the audit committee because they represent significant deficiencies in the design or operation of internal controls, which could adversely affect the organization’s ability to initiate, record, process, and report financial data consistent with the assertions of management in the financial statements. A material weakness in internal controls is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Our independent auditors noted material weaknesses with respect to our review and oversight of the financial reporting process (including corporate accounting of reserves and accruals) and with respect to accounting for pension and postretirement benefits obligations, and they cited reportable conditions with respect to broad areas of concern regarding internal controls over financial reporting as it relates to the operation of our finance organization, revenue recognition practices relating to bill and hold transactions, multiple element transactions and actual or de facto FOB destination transactions, specially designated charges (restructuring and exit activities), and intercompany accounting (balances, confirmation and elimination) and consolidation. Their observations related as well to more general matters, including exposures related to our decentralized accounting organization, the size of our corporate accounting staff relative to the size of our company, variety of systems used for operating and financial reporting, outdated finance policies and lack of internal training for business unit financial personnel.

Certain of the matters described above contributed to accounting errors in our financial statements, which necessitated the restatements described elsewhere in this report and/or resulted in adjustments to our 2002 financial statements upon audit.

We have taken and continue to take steps to correct these internal control deficiencies. For more information regarding the steps we have taken or are in the process of taking, see “Item 4. Controls and Procedures.” The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our interim financial statements is subject to continued management review supported by confirmation and testing by our internal auditors and external auditors.

We have restated our financial statements for fiscal years 1998 through 2001 as a result of accounting errors, and our financial statements for fiscal year 2000 and earlier periods are unaudited.

Since Andersen, our independent auditors for the years 1998 through 2001, have ceased operations, we are unable to give effect to the corrections of the errors contained in the financial statements for the years 1998 through 2000 without rendering those fiscal years unaudited and, accordingly, the financial statements at December 31, 2000 and all earlier periods are unaudited. Unaudited annual financial information is not in compliance with the rules and regulations of the Securities and Exchange Commission for filing reports.

Our operating results could be harmed during economic or industry downturns.

The businesses of most of our customers, particularly oil, gas and chemical companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. For example, due to the recent downturn in the energy industry and overall industrial economy, many of our key customers have reduced their capital spending, which has resulted in reduced demand for our products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, certain of our customers may experience reduced access to capital during economic downturns. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, because we only compete in some segments of the energy infrastructure industry, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole. See “– Market Forces.”

The loss of one of our large customers, or failure to win, national, regional and global contracts from an existing customer, could significantly reduce our cash flow, market share and profits.

Some of our customers contribute a substantial amount to our revenues. For the three months ended March 31, 2002, our largest customer represented approximately 2.4% of total revenues, and our top ten customers collectively represented approximately 12.3% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, were 42.7% for the three months ended March 31, 2002. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	hyperinflation;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	changing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unexpected changes in regulatory requirements.

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

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our financial results are reported in dollars, if we generate sales or earnings in other currencies, the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under the credit facility.

In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We have in the past experienced and expect to continue to experience economic losses and gains and negative and positive impacts on earnings as a result of foreign currency exchange rate fluctuations. We expect that the portion of our revenues denominated in non-dollar currencies will continue to increase in future periods.

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

Disruptions and uncertainties caused by war or terrorism could adversely affect our business.

Acts of war and/or acts of terrorism could have a material adverse impact on our business, results of operations and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to our economy and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

We face intense competition.

We encounter intense competition in all areas of our business. Competition in our primary business segments is based on a number of considerations including product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand more technologically advanced and integrated products and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support and our distribution networks. We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow. The continuation of re-engineering, plant consolidations, and the implementation of a new enterprise-wide reporting, or ERP, system is critical to achieving these improvements. We may have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments, we will achieve our stated objectives or that we will maintain our competitive position. Some of our competitors have greater financial and other resources than we do.

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

Our operations and properties are subject to stringent laws and regulations relating to environmental protection, including laws and regulations governing the investigation and clean up of contaminated properties as well as air emissions, water discharges, waste management, and workplace health and safety. Such laws and regulations affect a significant percentage of our operations, are constantly changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. Further, they may require substantial expenditures for the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in all jurisdictions as these requirements change.

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

As of March 31, 2002, we had approximately 8,200 employees. Approximately 43% of our U.S. workforce and 42% of our global workforce is represented by labor unions. Currently, of our material collective bargaining agreements, one will expire in May 2004, three will expire in 2005, two will expire in 2006 and two will expire in 2008. Two of our labor contracts will expire at the time the respective plants are closed. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

In May 2003, one of our collective bargaining agreements expired. The bargaining unit responded by voting in favor of a strike that commenced on May 2, 2003. In July 2003, we announced the signing of a new three year labor agreement, and our union shop employees resumed work on July 28, 2003. The effect of the strike negatively impacted our results of operations for the second and third quarters of 2003. One of our bargaining agreements expired in November 2003. On November 7, 2003 bargaining unit members voted in favor of a strike that commenced on that date. On November 9, 2003, a new labor agreement was signed, and employees returned to work on November 10, 2003.

We rely on a limited number of third party suppliers and subcontractors for specific components and sub-assemblies and we may not be able to expediently obtain substitute suppliers and subcontractors if our supplies are interrupted.

We rely on non-affiliated suppliers and subcontractors for the supply of components and sub-assemblies that are incorporated in our products. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components and sub-assemblies and the relatively long lead time needed to qualify new subcontractors may result in delays in delivery, interruption or delays in manufacturing and the cancellation of orders for our products.

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

A holding company controlled by First Reserve, Odyssey and their affiliates owns approximately 92.5% of the outstanding voting stock of our indirect parent company and, therefore, has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, appointment of management, entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.

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

The historical financial information included herein for periods prior to the consummation of the recapitalization transaction may not necessarily reflect our results of operations, financial position and cash flows in the future or the results of operations, financial position and cash flows that would have occurred if we had been a separate, independent entity during the periods presented. The historical financial information included in this report for those periods does not fully reflect the many significant changes that occurred in our capital structure, funding and operations as a result of the recapitalization, the credit facility, the notes offering or the additional costs we expect to incur in operating as an independent company. For example, funds required for working capital and other cash needs for those periods were obtained from Halliburton on an interest-free intercompany basis without any debt service requirement.

We may be faced with unexpected product claims or regulations.

Because some of our products are used in systems that handle toxic or hazardous substances, a failure of any of our products could have material adverse consequences and alleged failures of certain of our products have resulted in, and in the future could result in, claims against us for product liability, including property damage, personal injury damage and consequential damages. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products.

Our substantial indebtedness could adversely affect our financial condition.

We are a highly leveraged company. As of March 31, 2002, we had $1,019.4 million of outstanding long-term indebtedness, including the current portion of our long-term debt, $37.2 million of short-term notes and a stockholders’ deficit of $289.0 million. This level of indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	a substantial portion of our cash flows from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

Despite our substantial indebtedness, we may still incur significantly more debt. This could intensify the risks described above.

The terms of the indenture governing the notes do not prohibit us from incurring significant additional indebtedness in the future. As of March 31, 2002, we had $70.1 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

Your right to receive payments on the notes will be junior to the borrowings under the credit facility and possibly all future borrowings.

The notes and the subsidiary guarantees rank behind all of our and the subsidiary guarantors’ existing senior indebtedness including the credit facilities and will rank behind all of our and their future senior indebtedness, except any future indebtedness that expressly provides that it ranks equal with, or subordinated in right of payment to, the notes and the guarantees. As a result, upon any distribution to our creditors or the creditors of the subsidiary guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors or our or their property, the holders of our senior indebtedness and senior indebtedness of the subsidiary guarantors will be entitled to be paid in full in cash before any payment may be made with respect to the notes or the subsidiary guarantees. In addition, the credit facility is secured by substantially all of our assets and the assets of our wholly-owned domestic subsidiaries.

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

As of March 31, 2002, the notes and the subsidiary guarantees would have been subordinated to $463.1 million of long-term indebtedness, including the current portion, $37.2 million of short-term indebtedness and approximately $70.1 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

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

In addition, the credit facility requires us to maintain certain financial ratios. We may not be able to maintain these ratios. Covenants in the credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities. See “–Liquidity and Capital Resources.”

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

Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations, available cash and available borrowings under the credit facility will be adequate to meet our future liquidity needs for at least the next few years.

We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Future borrowings under our credit facility are conditioned on our continuing compliance with our financial covenants. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Material litigation or changes in legislation or regulations may affect our profitability

During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not have a material effect on our business, financial condition or results of operations. In addition, pursuant to the recapitalization agreement, we are indemnified by Halliburton for up to $950.0 million (in aggregate with all other losses) of losses arising out of all legal actions initiated prior to the closing of the recapitalization transaction and certain legal actions arising after the closing. However, material litigation or litigation that is material in the aggregate, and for which we are not indemnified, may impact our future results of operations.

Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. Changes in legislation and regulations could increase our costs and make it more difficult to achieve our business plan.

Certain subsidiaries are not included as subsidiary guarantors.

The guarantors of the notes include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the three months ended March 31, 2002 of our subsidiaries that are not guarantors were $165.3 million. As of the three months ended March 31, 2002, those subsidiaries held 46.2% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

Because a substantial portion of our operations are conducted by foreign and non-wholly-owned subsidiaries, our cash flows and our ability to service debt, including our and the subsidiary guarantors’ ability to pay the interest on and principal of the notes when due, are dependent to a significant extent on interest payments, cash dividends and distributions and other transfers of cash from our foreign and non-wholly-owned subsidiaries. In addition, any payment of interest, dividends, distributions, loans or advances by our foreign and non-wholly-owned subsidiaries to us and the subsidiary guarantors, as applicable, could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which our foreign subsidiaries operate. Moreover, payments to us and the subsidiary guarantors by the foreign and non-wholly-owned subsidiaries will be contingent upon these subsidiaries’ earnings.

Our foreign and non-wholly-owned subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the foreign subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt of that subsidiary.

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

We believe, however, that immediately after issuance of the notes and the subsidiary guarantees, we and each of the subsidiary guarantors were solvent, had sufficient capital to carry on our respective businesses and were able to pay our respective debts as they matured. We cannot be sure, however, as to what standard a court would apply in making such determinations or that a court would reach the same conclusions with regard to these issues.

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

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
British Pound
Notional Amount	$3.4	$—	$—	$—	$—	$—	$3.4	$(0.1)
Avg. Contract Rate	1.45	—	—	—	—	—
Euro
Notional Amount	$7.8	$—	$—	$—	$—	$—	$7.8	$(0.3)
Avg. Contract Rate	0.91	—	—	—	—	—
Related forward contracts to buy EUR
United States Dollar
Notional Amount	$80.0	$—	$—	$—	$—	$—	$80.0	$(0.5)
Avg. Contract Rate	0.89	—	—	—	—	—
British Pound
Notional Amount	$3.3	$—	$—	$—	$—	$—	$3.3	$—
Avg. Contract Rate	0.63	—	—	—	—	—
Canadian Dollar
Notional Amount	$0.1	$—	$—	$—	$—	$—	$0.1	$—
Avg. Contract Rate	1.4	—	—	—	—	—
Related forward contracts to sell ZAR
United States Dollar
Notional Amount	$0.6	$—	$—	$—	$—	$—	$0.6	$—
Avg. Contract Rate	11.90	—	—	—	—	—
Euro
Notional Amount	$0.4	$—	$—	$—	$—	$—	$0.4	$—
Avg. Contract Rate	10.38	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$—	$—	$—	$—	$—	$556.3	$556.3	$567.9
Average Interest Rate	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%
Variable Rate	$3.4	$5.1	$5.3	$5.7	$5.6	$430.5	$455.6	$455.6
Average Interest Rate	7.00%	8.84%	9.42%	9.63%	10.27%	9.62%
Euro Functional Currency
Variable Rate	$0.1	$0.5	$0.6	$0.7	$0.9	$0.5	$3.3	$3.3
Average Interest Rate	6.08%	7.95%	8.56%	8.77%	9.23%	8.53%
Fixed Rate	$1.0	$0.8	$0.7	$0.6	$0.6	$0.5	$4.2	$4.1
Average Interest Rate	4.23%	4.29%	4.33%	4.38%	4.26%	4.36%
Interest rate swaps
Pay Fixed/Receive Variable	$5.2	$204.1	$—	$—	$—	$—	$209.3	$(3.0)
Average Pay Rate	4.48%	4.48%	—	—	—	—
Average Receive	3.57%	4.49%	—	—	—	—

Item 4. Controls and Procedures

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our independent auditors, PwC, have reported to our audit committee “material weaknesses” and “reportable conditions” under standards established by the American Institute of Certified Public Accountants regarding various elements of our system of internal controls. They noted material weaknesses with respect to our review and oversight of the financial reporting process (including corporate accounting of reserves and accruals) and with respect to accounting for pension and postretirement benefits obligations, and they cited reportable conditions with respect to broad areas of concern regarding internal controls over financial reporting as it relates to the operation of our finance organization, revenue recognition practices relating to bill and hold transactions, multiple element transactions and actual or de facto FOB destination transactions, specially designated charges (restructuring and exit activities), and intercompany accounting (balances, confirmation and elimination) and consolidation. Their observations related as well to more general matters, including exposures related to our decentralized accounting organization, the size of our corporate accounting staff relative to the size of our company, variety of systems used for operating and financial reporting, general management oversight of operations, outdated finance policies and lack of internal training for business unit financial personnel.

Certain of the matters described above contributed to accounting errors in our financial statements, which necessitated the restatements described elsewhere in this report and/or resulted in adjustments to our 2002 financial statements upon audit. We have conducted a review of the errors requiring restatement, including a separate review by our audit committee to determine what, if any, remedial measures were necessary. We believe our management has taken or is in the process of taking the steps necessary to correct the errors and avoid similar errors in the future.

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures both as of March 31, 2002, the end of the period covered by this report, and, because of the late filing of this report, during the weeks preceding the filing of this report. Based upon the foregoing, our chief executive officer and chief financial officer concluded that, as of December 31, 2002, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure and that the following initiatives with respect to our disclosure controls and procedures were required:

•	We have reviewed the adequacy of our accounting personnel. Our former chief accounting officer and vice president of finance, as well as a member of his staff, have left our company. We have appointed a new chief accounting officer and significantly increased the number of management and staff personnel in our corporate accounting department to increase our depth of experience in accounting and SEC reporting matters. We have appointed new controllers at two of our operating units. We are continuing to monitor and review the overall adequacy of our accounting personnel and expect to make additional changes in certain of our operating units and at our corporate accounting department, including recruiting an experienced director of accounting;

•	We, with the assistance of outside consultants, have undertaken a review and revision of, and continue to review and revise, a number of our disclosure and accounting policies and procedures to address specific control weaknesses, including policies and procedures to:

–	ensure that resources and closing processes are adequate to achieve complete and accurate financial reporting;

–	require deliberative and objective consideration of the effect on financial reporting and disclosure of unusual and/or nonrecurring transactions, among other things, to ensure that we adhere to our reporting obligations;

–	require regular reporting to our chief financial officer by our corporate accounting department of its adherence to closing schedules and processes, transactions that impact reported results of operations deriving other than from business operations (e.g., income arising from estimate changes as compared to from actual economic events) and transactions that are individually material to our company;

–	require additional periodic reporting to our audit committee of significant matters affecting income and that bear on the quality of our reported earnings; and

–	reflect current accounting and reporting guidance, financial pronouncements and regulations;

•	We have modified our processes for periodic review of operating and financial results with our operating units as well as our procedures for monthly business management reviews, and expanded the data provided by our operating units to our corporate finance group;

•	We have commenced a project to inventory, assess and strengthen our internal controls over financial reporting, including establishing an internal project team to accomplish this task;

•	We have undertaken a plan to adopt an enterprise-wide reporting system (ERP) solution to replace the current variety of systems we used for operating and financial reporting throughout our global organization. We have installed this system at our corporate accounting department and have begun design and configuration of the system for deployment in our various operating units, which we expect to be completed during 2005; and

•	We have begun to conduct training sessions for our financial personnel on key accounting matters, including current accounting and reporting guidelines and regulations.

While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with the SEC’s proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our internal and external auditors. As a result, it is likely that additional changes will be made to our internal controls and procedures.

Other than the foregoing initiatives and the re-audit of our 2001 financial statements, since the date of the evaluation supervised by our management, there have been no changes in our disclosure controls and procedures, including our internal controls over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding

The Company is involved in various legal proceedings, none of which is deemed material for reporting purposes. Information relating to various commitments and contingencies is described in Note 8 of the financial statements in this Form 10-Q.

Item 2. Change in Securities and Use of Proceeds

On March 25, 2002, we issued $250 million of 9 3/8% of senior subordinated notes due April 10, 2011 under Rule 144A and Regulation S under the Securities Act. The proceeds of the notes were used to repay existing indebtedness under our credit facility. In April 2002, we filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to an exchange offer of these notes, which are due April 15, 2011. The exchange offer gives holders of these notes the opportunity to exchange these old notes for new notes that are registered under the Securities Act of 1933. The new notes are identical in all material respects to the old notes except that the new notes will be registered. On May 13, 2002, we announced the offer to exchange up to $250 million of our registered Series B 9 3/8% senior subordinated notes due 2011 for our outstanding unregistered Series A 9 3/8% senior subordinated notes due 2011. The exchange offer expired at 5:00 p.m. eastern standard time on June 26, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.)	Exhibits

Exhibit No.	Description of Exhibit

*3.1	Certificate of Incorporation of Modern Acquisition, Inc. filed on March 28, 2002

*3.2	Bylaws of Modern Acquisition, Inc.

*4.1	Registration Rights Agreement dated March 20, 2002 among Dresser, Inc,, the Guarantors and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation.

*4.2	Amendment No. 1 to the Credit Agreement dated March 13, 2002 among Dresser, Inc. as U.S. Borrower and D.I. Luxembourg S.A.R.L. as the Euro Borrower and the Lenders named therein.

*4.3	Third Supplemental Indenture dated as of April 24, 2002, among Modern Acquisition, Inc., Dresser, Inc. the other Guarantors named in the Indentured dated as of April 10, 2001 and State Street Bank and Trust Company, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011.

*10.1	Executive Employment agreement dated January 29, 2001 between Dresser and Stuart M. Brightman.

*10.2	Executive Employment agreement dated February 1, 2002 between Dresser and J. Scott Matthews.

*10.3	Executive Employment agreement dated January 29, 2001 between Dresser and Dale B. Mikus.

*10.4	Executive Employment agreement dated January 29, 2001 between Dresser and Frank P. Pittman.

*10.5	Executive Employment agreement dated January 29, 2001 between Dresser and James F. Riegler.

*10.6	Executive Employment agreement dated February 18, 2002 between Dresser and Charles S. Wolley.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed previously as an exhibit to our Registration Statement on Form S-4, dated April 25, 2002 (file No. 333-86924) and incorporated by reference herein.

b.)	Reports on Form 8-K

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

DRESSER, INC.

Date:	December 11, 2003	By:	/s/ Patrick M. Murray
Patrick M. Murray
Chief Executive Officer

/s/ James A. Nattier
James A. Nattier
Executive Vice President and
Chief Financial Officer

/s/ Thomas J. Kanuk
Thomas J. Kanuk
Corporate Controller and
Chief Accounting Officer