Form 10-Q/A
period 2002-06-30
DRESSER INC
filed 2003-12-12
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

The number of shares outstanding of common stock (par value $0.01 per share) as of December 4, 2003, was 1,000.

Explanatory Note

Dresser, Inc. (“Dresser” or the “Company”) amends its report on Form 10-Q for the period ending June 30, 2002, as filed with the Commission on August 14, 2002, to revise its financial statements for the discovery of errors, as described in the following paragraphs, impacting our financial statements for the periods ending June 30, 2002 and December 2001, respectively.

Our independent auditors for 1998 through 2001, Arthur Andersen LLP (“Andersen”) have ceased operations. We engaged new independent auditors, PricewaterhouseCoopers LLP (“PwC”), in June 2002 to audit our 2002 financial statements and, upon discovery of errors affecting our 2001 financial statements, also engaged PwC to perform a new audit of our 2001 financial statements. PwC was not engaged to audit, and has not audited any of our financial statements prior to the year ended December 31, 2001. The Company and PwC have discovered other errors in our financial statements affecting the years 1998 through 2000.

We concluded that re-audits for the years 1998 through 2000 were impracticable in light of the change in ownership and control early in 2001 and subsequent changes in personnel, records, consolidations and operating realignments. Because our then independent auditors have ceased operations, we are unable to give effect to the corrections without rendering fiscal years 1998 through 2000 unaudited.

The Company has concluded that its internal controls for the preparation of interim financial information during 2001 did not provide an adequate basis for its independent auditors to complete reviews of the 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. In connection with its restatement of the 2001 financial statements, management recorded adjustments to its financial statements. Certain of the closing and audit adjustments recorded in the fourth quarter, aggregating $7.8 million, may have related to earlier quarters in the year, but the Company has been unable to determine the amounts, if any, which may relate to earlier quarters of 2001. As a result, there is a possibility that the results of operations for the three and six months ended June 30, 2001 are overstated, with related understatement of results of operations for the quarter ended December 31, 2001.

The Company believes that the processes it used for the preparation of its June 30, 2002 interim financial statements has improved. The Company believes it has been able to produce reliable interim financial statements as of June 30, 2002 and for the three and six months then ended.

We have not amended our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for any period prior to that date, and the financial statements and related financial information contained in such reports should no longer be relied upon.

A summary of the accounting errors and restatements for the three and six months ended June 30, 2002 and 2001 and the impact to our balance sheet at December 31, 2001 is included in Note 1 to our financial statements. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a summary of accounting errors and restatements of our financial statements for 1998 through 2001.

DRESSER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRESSER, INC.

Condensed Consolidated Statements of Operations

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Restated	Restated	Restated	Restated
Revenues	$418.0	$374.0	$802.8	$735.3
Cost of revenues	307.4	258.2	579.6	506.4

Gross profit	110.6	115.8	223.2	228.9
Selling, engineering, administrative and general expenses and general expenses	87.3	88.4	160.7	166.2

Operating income	23.3	27.4	62.5	62.7
Equity earnings of unconsolidated subsidiaries	1.1	0.9	1.8	1.0
Interest expense	(23.4)	(19.8)	(57.2)	(20.5)
Interest income	0.4	0.8	1.1	1.4
Other income (deductions), net	1.5	(1.2)	1.3	(3.5)

Income before taxes	2.9	8.1	9.5	41.1
Provision for income taxes	(4.3)	(79.6)	(8.7)	(92.2)

Net (loss) income	$(1.4)	$(71.5)	$0.8	$(51.1)

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Balance Sheets

(in millions, except share information)

	June 30, 2002	December 31, 2001
	Restated	Restated
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$84.1	$101.7
Receivables	330.0	303.0
Inventories	324.0	330.5
Other current assets	15.6	10.2

Total current assets	753.7	745.4
Property, plant and equipment	224.9	235.0
Investments in unconsolidated subsidiaries	6.6	4.8
Deferred financing fees and other assets	68.4	79.2
Prepaid and intangible pension assets	59.7	59.7
Deferred tax assets	2.3	2.3
Goodwill	286.8	263.9
Intangibles	5.7	5.8

Total assets	$1,408.1	$1,396.1

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts and notes payable	$226.1	$234.3
Deferred revenue	17.1	12.5
Accrued expenses	116.3	114.8

Total current liabilities	359.5	361.6
Pension and other retiree benefit obligations	272.0	279.2
Long-term debt	990.1	992.0
Other liabilities	45.1	45.9
Commitments and contingencies

Total liabilities	1,666.7	1,678.7

Mandatorily redeemable common stock	7.9	7.9

Shareholders’ deficit:
Common stock, $0.001 par value; issued and outstanding:
10,488,222 class A and 1,159,486 class B in 2002 and 10,410,089 class A and 790,744 class B in 2001
Shareholders’ deficit, net	(189.8)	(201.2)
Accumulated other comprehensive loss	(76.7)	(89.3)

Total shareholders’ deficit	(266.5)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,408.1	$1,396.1

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2002	2001
	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$0.8	$(51.1)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	21.3	26.8
Equity earnings of unconsolidated affiliates	(1.8)	(1.0)
Loss on repayment of debt	13.2	—
Deferred tax valuation	—	78.0
Other changes, net
Receivables	(15.0)	(24.9)
Inventories	28.0	(23.3)
Accounts payable	(0.1)	7.4
Other	(11.1)	13.1

Net cash provided by operating activities	35.3	25.0

Cash flows from investing activities:
Recapitalization transaction	—	(1,267.2)
Asset acquisitions	(21.4)	(24.6)
Capital expenditures	(8.5)	(12.8)
Proceeds from the sale of assets	—	4.3

Net cash used in investing activities	(29.9)	(1,300.3)

Cash flows from financing activities:
Changes in intercompany activities	—	(4.1)
Proceeds from the issuance of long-term debt	256.3	1,020.0
Repayment of long-term debt (including current portion)	(283.5)	—
Increase in short-term notes payable	0.4	1.7
Payment of deferred financing fees	(8.3)	(57.6)
Proceeds from the issuance of stock	10.0	400.0
Equity issuance costs	—	(8.6)
Cash overdrafts	—	8.3

Net cash (used in) provided by financing activities	(25.1)	1,359.7

Effect of translation adjustments on cash	2.1	(2.9)

Net (decrease) increase in cash and equivalents	(17.6)	81.5
Cash and equivalents, beginning of period	101.7	19.8

Cash and equivalents, end of period	$84.1	$101.3

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$41.0	$9.1
Income taxes	9.8	2.1

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Basis of Presentation

Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc. under the laws of the state of Delaware. The certificate of incorporation was amended and restated on April 9, 2001 and again on July 3, 2002. As used in this report, the terms “Dresser,” “the Company,”, “we” or “us” refer to Dresser, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

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

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The Company has concluded that its internal controls for the preparation of interim financial information during 2001 did not provide an adequate basis for its independent auditors to complete reviews of the 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. In connection with its restatement of the 2001 financial statements, management recorded adjustments to its financial statements. Certain of the closing and audit adjustments recorded in the fourth quarter, aggregating $7.8 million, may have related to earlier quarters in the year, but management has been unable to determine the amounts, if any, which may relate to earlier quarters of 2001. As a result, there is a possibility that the results of operations for the three and six months ended June 30, 2001 are overstated, with related understatement of results of operations for the quarter ended December 31, 2001.

The Company believes that the processes it used for the preparation of its June 30, 2002 interim financial statements has improved. Management believes the Company has been able to produce reliable interim financial statements as of June 30, 2002 and for the three months then ended.

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

The carve out financial position, results of operations and cash flows may not be indicative of what would have been reported if Dresser had been a stand-alone entity or had been operated in accordance with the recapitalization transaction during the periods presented prior to April 10, 2001. Prior to the recapitalization transaction, the financial statements reflect intercompany amounts with Halliburton as components of divisional equity.

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

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

accounting errors and restatements; the tables reflect the impact as an increase or (decrease) to the financial statement caption:

Errors in carve-out financial statements:

From 1998 to 2001, our carve-out financial statements incorrectly excluded certain restructuring charges, legal settlements and deferred tax assets that were specifically related to the DEG business unit of Halliburton. The impact of these items on our balance sheets as of June 30, 2002 and December 31, 2001 and on our statement of operations for the three and six months ended June 30, 2002 and 2001 is as follows:

	June 30, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Long-term assets	$2.0	$2.0
Accrued expenses	(1.7)	(2.1)
Other long-term liabilities	12.8	12.8
Shareholders’ deficit/Divisional equity	$(9.1)	$(8.7)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Statement of operations impact:
Selling, engineering, administrative and general expenses	$—	$6.2	$—	$6.2
Operating income	$—	$(6.2)	$—	$(6.2)

Errors in leveraged recapitalization transaction:

As described above, our leveraged recapitalization transaction in April 2001 comprised two interdependent components: the recapitalization of DEG and the acquisition of certain foreign operations of Halliburton. These related transactions should have been accounted for as a single transaction. We had accounted for the acquisition of the foreign operations incorrectly by applying the principles of purchase accounting to the acquisition. In addition, we incorrectly valued the pension and postretirement benefit obligations and assets associated with this transaction at purchase accounting values instead of at historical costs. We also did not give recognition to liabilities assumed for our participation in Halliburton’s single employer postretirement obligations, nor did we reflect the retention of certain liabilities for legal exposures and other risk management matters by Halliburton. In addition, we determined a full valuation allowance was necessary for the domestic deferred tax assets at the date of the leveraged recapitalization based upon the impact of the incurrence of significant indebtedness and associated interest expense on our restated historical financial statements. The impact of these items on our balance sheets as of June 30, 2002 and December 31, 2001 and on our statement of operations for the three and six months ended June 30, 2002 and 2001 is as follows:

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

	June 30, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Deferred tax asset	$(103.3)	$(102.1)
Prepaid and intangible pension assets	59.7	59.7
Goodwill	(113.1)	(112.0)
Accrued expenses	(17.5)	(16.4)
Pension and other retiree benefit obligations	80.2	80.3
Other long-term liabilities	(1.3)	(1.3)
Shareholders’ deficit/Divisional equity	$(218.1)	$(217.0)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Statement of operations impact:
Provision for income taxes	$—	$66.6	$—	$66.6
Net income	$—	$(66.6)	$—	$(66.6)

Errors in reserves:

Reserves were established in 1999 and prior periods while we were part of Halliburton that were incorrectly included in the 1999 carve-out financial statements. From 1999 through 2001, we inappropriately offset expenses against these reserves. In particular, certain other expenses were incorrectly accounted for in amount, timing, or business segment. The impact of the restatement of these items on our balance sheets as of June 30, 2002 and December 31, 2001 and on our statement of operations for the three and six months ended June 30, 2002 and 2001 is as follows:

	June 30, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Long-term liabilities	$(2.9)	$(10.1)
Shareholders’ deficit/Divisional equity	$2.9	$10.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Statement of operations impact:
Selling, engineering, administrative and general expenses	$4.0	$6.0	$7.3	$10.2
Operating income	$(4.0)	$(6.0)	$(7.3)	$(10.2)

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Other errors:

We made other errors in our 2002 and 2001 financial statements, principally related to accounting for various accrued liabilities, restructuring charges, revenue recognition, capitalized costs, inventory and deferred financing fees, as well as in our intercompany and equity accounts, the effect of which is as follows:

	June 30, 2002	December 31, 2001

	(in millions)
Balance sheet impact:
Current assets	$(13.9)	$(8.7)
Long-term assets	(17.1)	(34.5)
Current liabilities	(8.3)	(15.0)
Long-term liabilities	(5.3)	(4.8)
Mandatorily redeemable common stock	7.9	7.9
Shareholders’ deficit/Divisional equity	$(25.3)	$(31.3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Statement of operations impact:
Revenue	$(1.0)	$1.5	$4.3	$1.4
Cost of revenues	4.7	0.7	3.5	(1.2)
Selling, engineering, administrative and general expenses	0.5	3.1	(3.5)	2.7
Operating income	(6.2)	(2.3)	4.3	(0.1)
Interest expense	—	—	(0.9)	—
Other income (deductions)	(0.4)	—	(0.5)	—
Income before taxes	(5.8)	(2.3)	4.7	(0.1)
Provision for income taxes	(0.5)	9.1	4.1	6.2
Net income	$(5.3)	$(11.4)	$0.6	$(6.3)

Errors in the statement of cash flows:

We made errors in our 2001 statement of cash flows for the six months ended June 30, 2001, the correction of which resulted in a net decrease in operating cash flows of $72.9 million, an increase in cash flows from investing activities of $4.3 million, an increase in cash flows provided by financing activities of $70.3 million and a decrease of $1.7 million on the effects of translation adjustments on cash.

We have also restated our 2001 statement of cash flows to reflect the impact of other errors found in our intercompany reconciliation process. The impact of these errors was to decrease operating cash flows by $0.1 million for the six months ended June 30, 2001.

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

June 30, 2001
(in millions)
Statement of Cash flows:
Cash flows from operating activities	$(73.0)
Cash flows from investing activities	4.3
Cash flows from financing activities	70.3
Effect of translation adjustments on cash	(1.7)

Net change to cash flows	$(0.1)

Reclassifications:

We have also reclassified equity earnings of unconsolidated subsidiaries from revenues to a separate line item on the financial statements. The impact was to reduce revenues in for the three months ending June 30, 2002 and 2001 by $1.1 million and $0.9 million, respectively. Revenue was reduced by $1.8 million and $1.0 million for the six months ended June 30, 2002 and 2001, respectively. We have also reclassified progress billings to customers from a reduction of inventory to deferred revenue. The impact was to increase both inventory and deferred revenue by $6.1 million and $2.0 million as of June 30, 2002 and December 31, 2001, respectively.

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Summary of Restated Items

The following table presents, on a condensed basis, the aggregate impact of the restatement adjustments on our previously reported balance sheets as of June 30, 2002 and December 31, 2001:

	June 30, 2002	June 30, 2002	December 31, 2001	December 31, 2001
	As previously reported	As Restated	As previously reported	As Restated
	(in millions)
Current assets:
Cash and equivalents	$84.1	$84.1	$97.2	$101.7
Receivables	334.6	330.0	316.2	303.0
Inventories	327.2	324.0	328.3	330.5
Other current assets	15.6	15.6	10.4	10.2

Total current assets	761.5	753.7	752.1	745.4
Property, plant and equipment	224.9	224.9	235.9	235.0
Prepaid and intangible pension assets	—	59.7	—	59.7
Goodwill	427.4	286.8	408.7	263.9
Other long-term assets	173.9	83.0	193.0	92.1

Total assets	$1,587.7	$1,408.1	$1,589.7	1,396.1

Current liabilities:
Accounts and notes payable	$226.7	226.1	$245.3	$234.3
Other accrued expenses	154.2	133.4	147.7	127.3

Total current liabilities	380.9	359.5	393.0	361.6
Pension and other retiree benefit obligations	200.6	272.0	214.3	279.2
Long-term debt	990.1	990.1	1,000.0	992.0
Other liabilities	33.0	45.1	26.0	45.9

Total liabilities	1,604.6	1,666.7	1,633.3	1,678.7

Mandatorily redeemable common stock	—	7.9	—	7.9

Total shareholders’ deficit	(16.9)	(266.5)	(43.6)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,587.7	$1,408.1	$1,589.7	$1,396.1

The following table presents the effect of the restatement adjustments on shareholders’ deficit for the periods ended June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
	(in millions)
Shareholder’s deficit, as previously reported	$(16.9)	$(43.6)
Errors in carve-out financial statements	(9.1)	(8.7)
Errors in leveraged recapitalization transaction	(218.1)	(217.0)
Errors in reserves	2.9	10.1
Other errors	(25.3)	(31.3)

Shareholder’s deficit, as restated	$(266.5)	$(290.5)

The following table presents, on a condensed basis, the impact of the restatement adjustments on our previously reported statement of operations for the three and six months ended June 30, 2002 and 2001, respectively:

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

	Three Months Ended June 30,		Three Months Ended June 30,
	2002	2002	2001	2001
	As previously reported	As Restated	As previously reported	As Restated
	(in millions)
Revenues	$420.1	$418.0	$373.4	$374.0
Cost of revenues	302.7	307.4	257.5	258.2

Gross profit	117.4	110.6	115.9	115.8
Selling, engineering, administrative and general expenses	82.8	87.3	73.1	88.4

Operating income	34.6	23.3	42.8	27.4
Equity earnings of unconsolidated subsidiaries	—	1.1	—	0.9
Interest expense	(23.8)	(23.4)	(19.8)	(19.8)
Other income (deductions), net	1.9	1.9	(0.4)	(0.4)

Income before taxes	12.7	2.9	22.6	8.1
Provision for income taxes	(4.8)	(4.3)	(3.9)	(79.6)

Net income (loss)	$7.9	$(1.4)	$18.7	$(71.5)

	Six Months Ended June 30,		Six Months Ended June 30,
	2002	2002	2001	2001
	As previously reported	As Restated	As previously reported	As Restated
	(in millions)
Revenues	$800.3	$802.8	$734.9	$735.3
Cost of revenues	576.1	579.6	507.6	506.4

Gross profit	224.2	223.2	227.3	228.9
Selling, engineering, administrative and general expenses	156.9	160.7	147.1	166.2

Operating income	67.3	62.5	80.2	62.7
Equity earnings of unconsolidated subsidiaries	—	1.8	—	1.0
Interest expense	(58.1)	(57.2)	(20.5)	(20.5)
Other income (deductions), net	2.9	2.4	(2.1)	(2.1)

Income before taxes	12.1	9.5	57.6	41.1
Provision for income taxes	(4.6)	(8.7)	(19.4)	(92.2)

Net income (loss)	$7.5	$0.8	$38.2	$(51.1)

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The following presents the effect of the restatement adjustment on income for the three and six months ended June 30, 2002 and 2001, respectively.

	Three Months ended June 30,		Six Months ended June 30
	2002	2001	2002	2001
	(in millions)
Income before taxes, as previously reported	$12.7	$22.6	$12.1	$57.6
Errors in carve out financial statements	—	(6.2)	—	(6.2)
Errors in reserves	(4.0)	(6.0)	(7.3)	(10.2)
Other errors	(5.8)	(2.3)	4.7	(0.1)

Income before taxes, as restated	$2.9	$8.1	$9.5	$41.1

Provision for income taxes, as previously reported	$(4.8)	$(3.9)	$(4.6)	$(19.4)
Errors in leveraged recapitalization transaction	—	66.6	—	66.6
Other errors	(0.5)	9.1	4.1	6.2

Provision for income taxes, as restated	$(4.3)	$(79.6)	$(8.7)	$(92.2)

Net income (loss) as restated	$(1.4)	$(71.5)	$0.8	$(51.1)

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

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Restated	Restated	Restated	Restated
	(in millions)
Revenues:
Flow Control	$275.2	208.2	$520.2	$408.2
Measurement Systems	77.9	79.6	144.6	153.7
Compression and Power Systems	65.9	88.1	139.9	176.8
Reconciling Items, Including Corporate	(1.0)	(1.9)	(1.9)	(3.4)

	$418.0	$374.0	$802.8	$735.3

Operating income:
Flow Control	$19.6	$21.7	$53.1	$48.5
Measurement Systems	5.6	1.3	7.7	0.8
Compression and Power Systems	2.6	14.2	10.3	28.4
Reconciling Items, Including Corporate	(4.5)	(9.8)	(8.6)	(15.0)

	$23.3	$27.4	$62.5	$62.7

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

Inventories on a LIFO method represented $65.3 million and $86.8 million of our inventories as of June 30, 2002 and December 31, 2001, respectively. The excess of FIFO over LIFO costs as of June 30, 2002 and December 31, 2001, were $72.2 million and $72.2 million, respectively. Inventories are summarized as follows:

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

	June 30, 2002	December 31, 2001
	Restated	Restated
	(in millions)
Finished products and parts	$206.5	$210.5
In-process products and parts	108.2	101.0
Raw materials and supplies	75.4	86.9

Total inventory	$390.1	$398.4
Less:
LIFO reserve and full absorption	(66.1)	(67.9)

Inventories	$324.0	$330.5

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

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

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

Fees paid in connection with the issuance of the notes and the amendment were $5.5 million and $1.0 million, respectively, at the time of closing. The deferred financing fees are amortized to interest expense using the effective interest method over the terms of the respective debt.

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

In connection with the acquisition of Modern Supply, we assumed $7.1 million of debt in the form of two notes. The first note has a principal balance of $4.5 million, bears interest at 9.75% and matures August 31, 2002. The second note has a principal balance of $2.6 million, bears interest at the prime rate plus 2.0% and matures January 2008. The notes are collateralized by the accounts receivable and inventory of Modern Supply Company, Inc.

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

Note 8. Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Restated	Restated	Restated	Restated
	(in millions)
Net (loss) income	$(1.4)	$(71.5)	$0.8	$(51.1)
Other comprehensive income
Foreign currency translation adjustment	9.7	(8.9)	9.0	(13.2)
Unrealized gain (loss) on derivative instruments	4.1	(1.7)	3.6	(3.8)

Comprehensive income (loss)	$12.4	$(82.1)	$13.4	$(68.1)

Note 9. Commitments and Contingencies

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

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

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

Pursuant to the recapitalization agreement, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be “excluded liabilities,” whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of the Company’s businesses. The recapitalization agreement further provides, subject to certain limitations and exceptions that Halliburton will indemnify the Company and hold it harmless against losses and liabilities that the Company actually incurs which arise out of or result from “excluded liabilities,” as well as certain other liabilities in existence as of the closing of the recapitalization transaction. The maximum aggregate amount of losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

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

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

SFAS No. 142 supersedes APB No. 17, “Intangible Assets,” and eliminates the requirement to amortize goodwill and intangible assets with indefinite useful lives, addresses the amortization of intangible assets with defined lives and requires impairment testing of intangible assets. Accordingly, as of January 1, 2002, we no longer amortize goodwill. In addition, we performed the transitional impairment test required as of January 1, 2002 and determined there was no impairment of our goodwill. If goodwill amortization was excluded for the three and six months ended June 30, 2001, our net loss would have decreased by approximately $1.3 million and $2.6 million, respectively. Adjusted net loss for the three and six months ended June 30, 2001, would have been $70.2 million and $48.5 million, respectively.

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

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. See Note 12. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not

DRESSER, INC

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

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

Note 12. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheet as of June 30, 2002 and the statements of operations and cash flows for the six months ended June 30, 2002 and 2001, respectively. In the condensed consolidating financial statements, the investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$31.1	$0.1	$52.9	$—	$84.1
Receivables	134.3	3.6	192.1	—	330.0
Inventories	147.6	14.3	162.1	—	324.0
Other current assets	4.2	—	11.4	—	15.6

Total current assets	317.2	18.0	418.5	—	753.7
Property, plant and equipment	151.6	0.2	73.1	—	224.9
Investments in consolidated subsidiaries	417.4	384.1	—	(801.5)	—
Investment in unconsolidated subsidiaries	—	—	6.6	—	6.6
Deferred financing fees and other assets	54.7	—	13.7	—	68.4
Prepaid and intangible pension assets	53.7	—	6.0	—	59.7
Deferred tax assets	—	—	2.3	—	2.3
Goodwill	106.4	24.2	156.2	—	286.8
Intangibles	2.3	—	3.4	—	5.7

Total assets	$1,103.3	$426.5	$679.8	$(801.5)	$1,408.1

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts and notes payable	$75.4	$6.5	$144.2	$—	$226.1
Deferred revenue	7.3	—	9.8	—	17.1
Accrued expenses	18.0	0.6	97.7	—	116.3

Total current liabilities	100.7	7.1	251.7	—	359.5
Pension and other retiree benefit obligations	268.4	—	3.6	—	272.0
Long-term debt	983.1	2.0	5.0	—	990.1
Other liabilities	9.7	—	35.4	—	45.1
Commitments and contingencies

Total liabilities	1,361.9	9.1	295.7	—	1,666.7
Mandatorily redeemable common stock	7.9	—	—	—	7.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(266.5)	417.4	384.1	(801.5)	(266.5)

Total shareholders’ (deficit) equity	(266.5)	417.4	384.1	(801.5)	(266.5)

Total liabilities, mandatorily redeemable Common stock and shareholders’ (deficit) equity	$1,103.3	$426.5	$679.8	$(801.5)	$1,408.1

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001

(in millions)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$35.4	$—	$66.3	$—	$101.7
Receivables	127.3	—	175.7	—	303.0
Inventories	167.9	—	162.6	—	330.5
Other current assets	2.7	—	7.5	—	10.2

Total current assets	333.3	—	412.1	—	745.4

Property, plant and equipment	158.5	—	76.5	—	235.0
Investments in consolidated subsidiaries	292.5	283.2	—	(575.7)	—
Investment in unconsolidated subsidiaries	0.4	—	4.4	—	4.8
Deferred financing fees and other assets	61.8	—	17.4	—	79.2
Prepaid and intangible pension assets	53.7	—	6.0	—	59.7
Deferred tax assets	—	—	2.3	—	2.3
Goodwill	106.4	9.3	148.2	—	263.9
Intangibles	2.6	—	3.2	—	5.8

Total assets	$1,009.2	$292.5	$670.1	$(575.7)	$1,396.1

LIABILITIES, MANDATORILY REEDEMABLE COMMON STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts and notes payable	$72.9	$—	$161.4	$—	$234.3
Deferred revenue	5.2	—	7.3	—	12.5
Accrued expenses	18.9	—	95.9	—	114.8

Total current liabilities	97.0	—	264.6	—	361.6
Pension and other retiree benefit obligations	269.1	—	10.1	—	279.2
Long-term debt	905.6	—	86.4	—	992.0
Other liabilities	20.1	—	25.8	—	45.9
Commitments and contingencies

Total liabilities	1,291.8	—	386.9	—	1,678.7
Mandatorily redeemable common stock	7.9	—	—	—	7.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(290.5)	292.5	283.2	(575.7)	(290.5)

Total shareholders’ (deficit) equity	(290.5)	292.5	283.2	(575.7)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,009.2	$292.5	$670.1	$(575.7)	$1,396.1

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$257.8	$8.1	$190.1	$(38.0)	$418.0
Cost of revenues	195.9	6.6	142.8	(37.9)	307.4

Gross profit	61.9	1.5	47.3	(0.1)	110.6
Selling, engineering, administrative and general expenses	55.5	0.4	31.5	(0.1)	87.3

Operating income	6.4	1.1	15.8	—	23.3
Equity earnings of unconsolidated subsidiaries	—	—	1.1	—	1.1
Equity income of consolidated subsidiaries	13.3	12.4	—	(25.7)	—
Interest expense	(21.0)	(0.2)	(2.2)	—	(23.4)
Interest income	0.4	—	—	—	0.4
Other (deductions) income, net	(0.3)	—	1.8	—	1.5

(Loss) income before taxes	(1.2)	13.3	16.5	(25.7)	2.9
Provision for income taxes	(0.2)	—	(4.1)	—	(4.3)

Net (loss) income	$(1.4)	$13.3	$12.4	$(25.7)	$(1.4)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2001

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$257.5	$—	$141.3	$(24.8)	$374.0
Cost of revenues	182.7	—	100.3	(24.8)	258.2

Gross profit	74.8	—	41.0	—	115.8
Selling, engineering, administrative and general expenses	66.8	—	21.6	—	88.4

Operating income	8.0	—	19.4	—	27.4
Equity earnings of unconsolidated subsidiaries	0.7	—	0.2	—	0.9
Equity earnings of consolidated subsidiaries	9.0	9.0	—	(18.0)	—
Interest expense	(17.4)	—	(2.4)	—	(19.8)
Interest income	0.7	—	0.1	—	0.8
Other (deductions) income, net	(3.2)	—	2.0	—	(1.2)

(Loss) Income before taxes	(2.2)	9.0	19.3	(18.0)	8.1
Provision for income taxes	(69.3)	—	(10.3)	—	(79.6)

Net (loss) income	$(71.5)	$9.0	$9.0	$(18.0)	$(71.5)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$504.9	$8.1	$355.4	$(65.6)	$802.8
Cost of revenues	374.7	6.6	263.7	(65.4)	579.6

Gross profit	130.2	1.5	91.7	(0.2)	223.2
Selling, engineering, administrative and general expenses	102.8	0.4	57.7	(0.2)	160.7

Operating income	27.4	1.1	34.0	—	62.5
Equity earnings of unconsolidated subsidiaries	—	—	1.8	—	1.8
Equity earnings of consolidated subsidiaries	25.5	24.6	—	(50.1)	—
Interest expense	(52.0)	(0.2)	(5.0)	—	(57.2)
Interest income	0.4	—	0.7	—	1.1
Other income, net	—	—	1.3	—	1.3

Income before taxes	1.3	25.5	32.8	(50.1)	9.5
Provision for income taxes	(0.5)	—	(8.2)	—	(8.7)

Net income	$0.8	$25.5	$24.6	$(50.1)	$0.8

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2001

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$511.3	$—	$277.4	$(53.4)	$735.3
Cost of revenues	363.7	—	194.8	(52.1)	506.4

Gross profit	147.6	—	82.6	(1.3)	228.9
Selling, engineering, administrative and general expenses	120.9	—	46.6	(1.3)	166.2

Operating income	26.7	—	36.0	—	62.7
Equity earnings of unconsolidated subsidiaries	0.7	—	0.3	—	1.0
Equity earnings of consolidated subsidiaries	21.5	21.5	—	(43.0)	—
Interest expense	(17.3)	—	(3.2)	—	(20.5)
Interest income	0.6	—	0.8	—	1.4
Other (deductions) income, net	(5.0)	—	1.5	—	(3.5)

Income before taxes	27.2	21.5	35.4	(43.0)	41.1
Provision for income taxes	(78.3)	—	(13.9)	—	(92.2)

Net (loss) income	$(51.1)	$21.5	$21.5	$(43.0)	$(51.1)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$0.8	$25.5	$24.6	$(50.1)	$0.8
Adjustments to reconcile net income cash flows provided by (used in) operating activities:
Depreciation and amortization	14.7	—	6.6	—	21.3
Equity earnings of consolidated affiliates	(25.5)	(24.6)	—	50.1	—
Equity earnings of unconsolidated affiliates	—	—	(1.8)	—	(1.8)
Loss on extinguishment of debt	13.2	—	—	—	13.2
Other, net	50.4	(0.8)	(47.8)	—	1.8

Net cash provided by (used in) operating activities	53.6	0.1	(18.4)	—	35.3
Cash flows from investing activities:
Asset acquisitions	(21.4)	—	—	—	(21.4)
Capital expenditures	(6.2)	—	(2.3)	—	(8.5)

Net cash used in investing activities	(27.6)	—	(2.3)	—	(29.9)
Cash flows from financing activities:
Changes in intercompany activity	(103.2)	—	103.2	—	—
Proceeds from the issuance of long term debt	256.3	—	—	—	256.3
Repayment of debt (including current portion)	(185.2)	—	(98.3)	—	(283.5)
Increase in short-term notes payable	—	—	0.4	—	0.4
Payment of deferred financing fees	(8.2)	—	(0.1)	—	(8.3)
Proceeds from the issuance of stock	10.0	—	—	—	10.0

Net cash (used in) provided by financing activities	(30.3)	—	5.2	—	(25.1)
Effect of translation adjustments on cash	—	—	2.1	—	2.1
Net (decrease) increase in cash and equivalents	(4.3)	0.1	(13.4)	—	(17.6)
Cash and equivalents, beginning of period	35.4	—	66.3	—	101.7

Cash and equivalents, end of period	$31.1	$0.1	$52.9	$—	$84.1

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2001

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(51.1)	$21.5	$21.5	$(43.0)	$(51.1)
Adjustments to reconcile net (loss) income cash flows provided by operating activities:
Depreciation and amortization	15.2	—	11.6	—	26.8
Equity earnings of consolidated affiliates	(21.5)	(21.5)	—	43.0	—
Equity earnings of unconsolidated affiliates	(0.7)	—	(0.3)	—	(1.0)
Deferred tax valuation	78.0	—	—	—	78.0
Other, net	50.6	—	(78.3)	—	(27.7)

Net cash provided by (used in) operating activities	70.5	—	(45.5)	—	25.0
Cash flows from investing activities:
Recapitalization transaction	(1,267.2)	—	—	—	(1,267.2)
Business acquisitions	(24.6)	—	—	—	(24.6)
Capital expenditures	(10.8)	—	(2.0)	—	(12.8)
Proceeds from the sale of assets	4.3	—	—	—	4.3

Net cash used in investing activities	(1,298.3)	—	(2.0)	—	(1,300.3)

Cash flows from financing activities:
Changes equity in intercompany activity	(10.5)	—	6.4	—	(4.1)
Proceeds from the issuance of long-term debt	920.0	—	100.0	—	1,020.0
Increase in short-term notes payable	—	—	1.7	—	1.7
Payment of deferred financing fees	(57.6)	—	—	—	(57.6)
Proceeds from the issuance of stock	400.0	—	—	—	400.0
Equity issuance costs	(8.6)	—	—	—	(8.6)
Cash overdrafts	8.3	—	—	—	8.3

Net cash provided by financing activities:	1,251.6	—	108.1	—	1,359.7
Effect of translation adjustments on cash	—	—	(2.9)	—	(2.9)
Net increase in cash and equivalents	23.8	—	57.7	—	81.5
Cash and equivalents, beginning of period	5.6	—	14.2	—	19.8

Cash and equivalents, end of period	$29.4	$—	$71.9	$—	$101.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2. reflects the restatement of the Company’s financial statements for the three and six months ended June 30, 2002 and 2001 and certain events occurring subsequent to the original due date for the filing of this Quarterly Report on Form 10Q. All financial information and discussion within Item 2 reflects the correction of errors and financial statement restatements described in Note 1 to our financial statements.

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

Our independent auditors for 1998 through 2001, Arthur Andersen LLP (“Andersen”) have ceased operations. We engaged new independent auditors, PricewaterhouseCoopers LLP (“PwC”), in June 2002 to audit our 2002 financial statements and, upon discovery of errors affecting our 2001 financial statements, also engaged PwC to perform a new audit of our 2001 financial statements. PwC was not engaged to audit, and has not audited any of our financial statements prior to the year ended December 31, 2001. The Company and PwC have discovered other errors in our financial statements affecting the years 1998 through 2000.

The Company has concluded that its internal controls for the preparation of interim financial information during 2001 did not provide an adequate basis for its independent auditors to complete reviews of the 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. In connection with its restatement of the 2001 financial statements, management recorded adjustments to its financial statements. Certain of the closing and audit adjustments recorded in the fourth quarter, aggregating $7.8 million, may have related to earlier quarters in the year, but the Company has been unable to determine the amounts, if any, which may relate to earlier quarters of 2001. As a result, there is a possibility that the results of operations for the three and six months ended June 30, 2001 are overstated, with related understatement of results of operations for the quarter ended December 31, 2001.

The Company believes that the processes it used for the preparation of its June 30, 2002 interim financial statements has improved. The Company believes it has been able to produce reliable interim financial statements as of June 30, 2002 and for the three months and six months then ended.

We have not amended our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for any period prior to that date, and the financial statements and related financial information contained in such reports should no longer be relied upon.

A summary of the accounting errors and restatements for the three and six months ended June 30, 2002 and 2001 and the impact to our balance sheet at December 31, 2001 is included in Note 1 to our financial statements. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a summary of accounting errors and restatements of our financial statements for 1998 through 2001.

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers including major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the six months ended June 30, 2002, consisted of North America (55.1%), Europe/Africa (23.6%), Latin America (7.0%), Asia (9.6%) and the Middle East (4.7%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the six months ended June 30, 2002, we generated revenue of $802.8 million, operating income of $62.5 million and net income of $0.8 million.

Market Forces

Our product offerings include valves, instruments, meters, natural gas fueled engines, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants and customers’ access to capital. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Our customer’s cash flow and their outlook for future natural gas prices effects their capital spending which drives demand for our products. Our customers have publicly indicated they intend to reduce their capital spending in 2002, and these reductions will negatively impact our business. In the latter part of 2001, energy demand and oil and natural gas prices declined significantly. Excess capacity in the natural gas compression industry resulted in substantial revenue declines in our power systems segment in the first half of 2002 as compared to the first half of 2001. We also saw weakness in the retail fueling and instrument business of our measurement systems due to the reduced capital spending on retail fuel equipment and softness in the industrial economy in the first half of 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including bad debts, inventories, long-lived tangible and intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

We determine income taxes based on the recognition of deferred income tax liabilities and assets for the expected future tax consequences of recognition of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on differences between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the period in which the differences are expected to reverse. We recognize deferred tax assets only if it is more likely than not that the assets will be realized in future years. A full valuation allowance was established in 2001 for domestic deferred tax assets for which realization is not likely. In assessing the valuation allowance, we considered past operations results and the impact of increased interest expense on our future earnings. As a result, domestic deferred tax assets were reduced to zero during 2001.

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

Pension and Other Post-Retirement Benefits

Our employee pension and other post-retirement benefit costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, health care cost trends rates, inflation, salary growth, and long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and other post-retirement benefits costs and obligations. In addition, assumed healthcare cost trend rates have a significant effect on amounts reported for the healthcare plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Revenues (restated):
Flow Control	$275.2	$208.2	$520.2	$408.2
Measurement Systems	77.9	79.6	144.6	153.7
Compression and Power Systems	65.9	88.1	139.9	176.8
Reconciling Items, Including Corporate	(1.0)	(1.9)	(1.9)	(3.4)

Total	$418.0	$374.0	$802.8	$735.3

Gross profit (restated):
Flow Control	$75.5	$68.0	$152.4	$136.8
Measurement Systems	19.6	19.8	35.3	38.0
Compression and Power Systems	15.5	28.0	35.6	54.0
Reconciling Items, Including Corporate	—	—	(0.1)	0.1

Total	$110.6	$115.8	$223.2	$228.9

Selling, engineering, administrative and general expenses (restated):
Flow Control	$55.9	$46.3	$99.3	$88.3
Measurement Systems	14.0	18.5	27.6	37.2
Compression and Power Systems	12.9	13.8	25.3	25.6
Reconciling Items, Including Corporate	4.5	9.8	8.5	15.1

Total	$87.3	$88.4	$160.7	$166.2

Operating income (restated):
Flow Control	$19.6	$21.7	$53.1	$48.5
Measurement Systems	5.6	1.3	7.7	0.8
Compression and Power Systems	2.6	14.2	10.3	28.4
Reconciling Items, Including Corporate	(4.5)	(9.8)	(8.6)	(15.0)

Total	$23.3	$27.4	$62.5	$62.7

Depreciation and amortization:
Flow Control	$5.5	$8.3	$11.8	$16.4
Measurement Systems	1.3	1.8	2.6	3.6
Compression and Power Systems	3.2	3.1	6.5	6.4
Reconciling Items, Including Corporate	0.4	0.1	0.4	0.4

Total	$10.4	$13.3	$21.3	$26.8

Bookings:
Flow Control	$252.3	$214.0	$503.8	$442.4
Measurement Systems	69.8	82.9	133.8	159.0
Compression and Power Systems	73.9	95.1	143.1	182.8

Total	$396.0	$392.0	$780.7	$784.2

	June 30,
	2002	2001
	(in millions)
Backlog:
Flow Control	$313.8	$248.0
Measurement Systems	42.1	57.6
Compression and Power Systems	55.1	100.7
Reconciling Items, Including	(4.6)	(4.4)

Total	$406.4	$401.9

Three months ended June 30, 2002 as compared to the three months ended June 30, 2001

Consolidated

Revenues. Revenues increased by $44.0 million, or 11.8%, to $418.0 million in 2002 from $374.0 million in 2001. The increase in revenues was primarily attributable to increases in our flow control segment, which offset decreases in our compression and power system segment. Our flow control segment benefited from acquisitions in 2001 and 2002 as well as increased sales volume in our valve product lines. Our compression and power systems segment was negatively impacted by declines in demand for natural gas compression, as compared to the second quarter of 2001.

Cost of revenues. Cost of revenues as a percentage of revenues increased to 73.5% in 2002 from 69.0% in 2001. An unfavorable product mix affected our flow control segment. In addition, our compression and power system segment was negatively impacted by reduced manufacturing volume and resulting inefficiencies and lower manufacturing absorption as compared to the second quarter of 2001.

Gross Profit. Gross profit decreased by $5.2 million, or 4.5% to $110.6 million in 2002 from $115.8 million in 2001. As a percentage of revenues, gross profit decreased to 26.5% in 2002 from 31.0% in 2001, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses decreased by $1.1 million to $87.3 million in 2002 from $88.4 million in 2001. Selling, engineering, administrative and general expenses decreased as a percentage of revenues, to 20.9% of revenues in 2002 from 23.6% of revenues in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions were in part by offset by the suspension of goodwill amortization in 2002. For the three months ended June 30, 2001, selling, engineering, administrative and general expenses included $2.1 million of amortization of goodwill. In addition, in 2001 we accelerated the restricted stock plan and incurred expenses for retention bonuses assumed as a result of the recapitalization for a total of $6.1 million.

Operating Income. Operating income decreased by $4.1 million, or 15.0%, to $23.3 million in 2002 from $27.4 million in 2001. Operating income was impacted primarily by declines in our compression and power systems segment. This segment was impacted by the depressed demand for new gas compression engines. Declines in our compression and power system segment were somewhat offset by increases in our flow control segment, measurement systems segment and a reduction of corporate expenses in part due to the expenses associated with restricted stock plan and retention bonuses incurred in 2001.

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

Segment Analysis

Flow Control. Revenues increased by $67.0 million, or 32.2%, to $275.2 million in 2002 from $208.2 million in 2001. Increases in our flow control segment in part were attributable to acquisitions made in 2001 and 2002. Revenues attributable to these acquisitions were approximately $33.3 million with the remainder of the increase attributable to increased volume in our on/off valve and our control valve product lines, which offset declines in our instrument product lines.

Gross profit increased by $7.5 million, or 11.0%, to $75.5 million in 2002 from $68.0 million in 2001. However, as a percentage of revenue, gross margins decreased to 27.4% in 2002 from 32.7% in 2001. In our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects. In the control valve and pressure relief valve product lines, growth in lower margin original equipment sales for new construction business combined with relatively flat higher margin part sales resulted in overall lower margins.

Selling, engineering, administrative, and general expenses increased by $9.6 million or 20.7%, to $55.9 million in 2002 from $46.3 million in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions. This was partially offset by the suspension of goodwill amortization in 2002. As a percentage of revenue, these costs decreased to 20.3% in 2002 from 22.2% in 2001.

Operating income decreased by $2.1 million, or 9.7%, to $19.6 million in 2002 from $21.7 million in 2001. Increases in operating income due in part to the acquisitions, which represented $3.4 million in the second quarter of 2002, were offset by declines in our instrument product lines.

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

Measurement Systems. Revenues decreased by $1.7 million, or 2.1%, to $77.9 million in 2002 from $79.6 million in 2001. The decrease in revenues was primarily a result of declines in our U.S. markets due to weakness in the fuel dispenser market. The declines were partially offset by stronger sales in certain international locations.

Gross profit decreased by $0.2 million, or 1.0%, to $19.6 million in 2002 from $19.8 million in 2001. As a percentage of revenue, gross margins increased to 25.2% in 2002 from 24.9% in 2001. This increase is primarily attributable the decline in sales in our U.S markets partially offset by manufacturing cost savings resulting from certain cost reduction initiatives implemented in U.S. plants earlier in the year.

Selling, engineering, administrative, and general expenses decreased $4.5 million, or 24.3%, to $14.0 million in 2002 from $18.5 million in 2001. Increases in legal expenses and other reserves in 2002 were offset by the reduction in amortization related to goodwill. In addition, in 2001, we incurred an additional $3.0 million in charges during the quarter, associated with a plant closure. As a percentage of revenue, these costs decreased to 18.0% in 2002 from 23.2% in 2001.

Operating income increased by $4.3 million or 330.8%, to $5.6 million in 2002 from $1.3 million in 2001, primarily a result of the factors discussed above.

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

Selling, engineering, administrative, and general expenses remained relatively flat, decreasing by $0.9, or 6.5%, to $12.9 million in 2002 from $13.8 million in 2001. Decreases in selling, engineering, administrative, and general expenses in our natural gas engines business were offset by increases in our blowers business. As a percentage of revenue, these costs increased to 19.6% in 2002 from 15.7% in 2001. This percentage was impacted by the sharp decrease in revenues, as a result of the factors discussed above, as costs stayed relatively stable between the periods.

Operating income decreased by $11.6 million, or 81.7%, to $2.6 million in 2002 from $14.2 million in 2001, primarily as a result of the factors discussed above.

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

Six months ended June 30, 2002 as compared to the six months ended June 30, 2001

Consolidated

Revenues. Revenues increased by $67.5 million, or 9.2%, to $802.8 million in 2002 from $735.3 million in 2001. The increase in revenues was attributable to increases in our flow control segment, which offset decreases in both our measurement and compression and power system segments. Our flow control segment benefited from acquisitions in 2001 and 2002 as well as increased sales volume in our valve product lines. Our compression and power systems segment was negatively impacted by declines in demand for natural gas compression, as compared to 2001. Our measurement systems segment was negatively impacted by reduced capital spending on retail fuel equipment.

Cost of revenues. Cost of revenues as a percentage of revenues increased to 72.2% in 2002 from 68.9% in 2001. Higher manufacturing costs and an unfavorable product mix affected our flow control segment. In addition, our compression and power system segment was negatively impacted by reduced manufacturing volume and resulting inefficiencies and lower manufacturing absorption as compared to 2001.

Gross Profit. Gross profit decreased by $5.7 million, or 2.5% to $223.2 million in 2002 from $228.9 million in 2001. As a percentage of revenues, gross profit also decreased to 27.2% in 2002 from 31.1% in 2001, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses decreased by $5.5 million to $160.7 million in 2002 from $166.2 million in 2001. Selling, engineering, administrative and general expenses decreased as a percentage of revenues, to 20.0% of revenues in 2002 from 22.6% of revenues in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions were generally offset by the suspension of goodwill amortization in 2002. For the six months ended June 30, 2001, selling, engineering, administrative and general expenses included $4.2 million of amortization of goodwill. In addition, in 2001 we accelerated the restricted stock plan and incurred expenses for retention bonuses assumed as a result of the recapitalization for a total of $6.1 million and incurred $7.0 million of expenses related to the closure of a manufacturing facility.

Operating Income. Operating income decreased by $0.2 million or 0.3%, to $62.5 million in 2002 from $62.7 million in 2001. Increases in our flow control segment and measurement systems segment were offset by declines in our compression and power systems segment. This segment was impacted by the depressed demand for new gas compression engines.

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

Segment Analysis

Flow Control. Revenues increased by $112.0 million, or 27.4%, to $520.2 million in 2002 from $408.2 million in 2001. Increases in our flow control segment in part were attributable to the acquisitions made. Revenues attributable to these acquisitions were approximately $52.8 million, with the remainder of the increase attributable to increased volume in our on/off valve and our control valve product lines.

Gross profit increased by $15.6 million or 11.4%, to $152.4 million in 2002 from $136.8 million in 2001. However, as a percentage of revenue, gross margins decreased to 29.3% in 2002 from 33.5% in 2001. The earnings associated with favorable volume for certain of our products were negatively impacted by the margin deterioration with higher manufacturing costs and unfavorable product mix. In our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects. Higher manufacturing costs were impacted by throughput issues in a plant in Italy. In the control valve and pressure relief valve product lines, growth in lower margin original equipment sales for new construction business combined with relatively flat higher margin part sales resulted in overall lower margins.

Selling, engineering, administrative, and general expenses increased by $11.0 million or 12.5%, to $99.3 million in 2002 from $88.3 million in 2001. Increases in selling, engineering, administrative and general expenses primarily related to higher volume and acquisitions. This increase was offset somewhat by the suspension of the amortization of goodwill. As a percentage of revenue, these costs decreased to 19.1% in 2002 from 21.6% in 2001.

Operating income increased by $4.6 million, or 9.5%, to $53.1 million in 2002 from $48.5 million in 2001. Increases in operating income were primarily due to the acquisitions, as discussed above, which contributed approximately $4.8 million to the increase.

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

Measurement Systems. Revenues decreased by $9.1 million, or 5.9%, to $144.6 million in 2002 from $153.7 million in 2001. The decrease in revenues was in large part due to reduced capital spending on retail fuel equipment.

Gross profit decreased by $2.7 million, or 7.1%, to $35.3 million in 2002 from $38.0 million in 2001. This decrease primarily resulted from lower sales volume. As a percentage of revenue, gross margins were 24.4% and 24.7% for the six months ended June 30, 2002 and 2001, respectively.

Selling, engineering, administrative, and general expenses decreased by $9.6 million or 25.8% to $27.6 million from $37.2 million in 2001. Through the six months ended June 30, 2001, we recorded $7.0 million in expenses related to the closure and relocation of a retail fuel dispenser facility. In addition, we realized savings from cost reduction measures implemented earlier in the year. As a percentage of revenue, these costs decreased to 19.1% in 2002 from 24.2% in 2001.

Operating income increased by $6.9 million, or 862.5%, to $7.7 million in 2002 from $0.8 million in 2001. This was primarily impacted by the $7.0 million in expenses incurred in 2001 related to a plant closure discussed above. In addition, the segment was impacted by lower sales volume, which was mitigated in part by certain cost reduction measures implemented earlier in the year.

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

Gross profit decreased by $18.4 million or 34.1%, to $35.6 million in 2002 from $54.0 million in 2001. As a percentage of revenues, the gross margin percentages decreased to 25.4% in 2002 from 30.5% in 2001. This decrease was primarily a result of reduced manufacturing efficiency and rate variances associated with declining production volume.

Selling, engineering, administrative, and general expenses remained relatively flat decreasing by $0.3 million or 1.2% to $25.3 million in 2002 from $25.6 million in 2001. Decreases in selling, engineering, administrative, and general expenses in our natural gas engines business were offset by increases in our blowers business. As a percentage of revenue, these costs increased to 18.1% in 2002 from 14.5% in 2001. This percentage was impacted by the sharp decrease in revenues, as a result of the factors discussed above, as costs stayed relatively stable between the periods.

Operating income decreased by $18.1 million, or 63.7%, to $10.3 million in 2002 from $28.4 million in 2001. Our operating income was primarily impacted by declines in orders for engines used in gas compression, as discussed above.

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

Net cash flows generated from operating activities was $35.3 million and $25.0 million for the six months ended June 30, 2002 and 2001, respectively.

Net cash flows used in investing activities was $29.9 million for the six months ended June 30, 2002. Net cash flows used in investing activities resulted from the Modern Acquisition and capital expenditures. Net cash flows used in investing activities was $1,300.3 million for the six months ended June 30, 2001 resulting primarily from cash used to complete the recapitalization transaction of $1,267.2 million and capital expenditures of $12.8 million.

Net cash flows used in financing activities was $25.1 million for the six months ended June 30, 2002, resulting primarily from the repayment of debt with the use of the proceeds from the issuance of additional senior subordinated notes and the payment of deferred financing fees. In addition, we issued an additional 250,000 shares of class B common stock for proceeds of $10.0 million. Net cash flows provided by financing activities was $1,359.7 million for the six months ended June 30, 2001 resulting from the proceeds of the 2001 notes and borrowings under the credit facility, along with cash from the investors, which were used to complete the recapitalization transaction.

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

In June 2002, we made a voluntary prepayment on our credit facility of $30.0 million, which extinguished our Tranche A term loans. As a result of the early extinguishment of debt we recorded a loss of $0.3 million, which represented the write-off of the remaining unamortized debt issuance costs associated with the Tranche A term loans. These costs have been reflected as interest expense in our condensed consolidated statements of operations.

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

The following tables set forth the contractual cash commitments for debt and lease obligations as well as commitments for the next several years:

	Remainder of 2002	2003	2004	2005	2006	2007 and Thereafter	Total
	(in millions)
Contractual Cash Obligations
Long-Term Debt[1]	$5.5	$3.6	$5.7	$5.7	$5.6	$963.0	$989.1
Capital Lease Obligations	1.0	0.6	0.5	0.4	0.4	0.6	3.5
Operating Leases	7.6	11.1	9.3	7.6	4.2	10.3	50.1

Total Contractual Cash Obligations	$14.1	$15.3	$15.5	$13.7	$10.2	$973.9	$1,042.7

	Remainder of 2002	2003	2004	2005	2006	2007 and Thereafter	Total
	(in millions)
Commitments
Letters of Credit	$14.7	$25.2	$0.8	$—	$—	$—	$40.7

Total Commitments	$14.7	$25.2	$0.8	$—	$—	$—	$40.7

[1]	Excludes a $6.1 premium, which is being amortized over the term of the notes.

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

SFAS No. 142 supersedes APB No. 17, “Intangible Assets,” and eliminates the requirement to amortize goodwill and intangible assets with indefinite lives, addresses the amortization of intangible assets with defined lives and requires impairment testing of intangible assets. Accordingly, as of January 1, 2002, we no longer amortize goodwill. In addition, we performed the transitional impairment test required as of January 1, 2002 and determined there was no impairment of our goodwill. If goodwill amortization was excluded for the three and six months ended June 30, 2001, our net income would have increased by approximately $1.3 million and $2.6 million, respectively. Adjusted net loss for the three and six months ended June 30, 2001, would have been $70.2 million and $48.5 million, respectively.

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. See Note 11 to our condensed consolidated financial statements. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

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

Since Andersen, our independent auditors for the years 1998 through 2001, have ceased operations, we are unable to give effect to the corrections of the errors contained in the financial statements for the years 1998 through 2000 without rendering those fiscal years unaudited and, accordingly, the financial statements at December 31, 2000 and all earlier periods are unaudited. Unaudited annual financial information will not be in compliance with the rules and regulations of the Securities and Exchange Commission for filing reports.

Our operating results could be harmed during economic or industry downturns.

The businesses of most of our customers, particularly oil, gas and chemical companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. For example, due to the recent downturn in the energy industry and overall industrial economy, many of our key customers have reduced their capital spending, which has resulted in reduced demand for our products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, certain of our customers may experience reduced access to capital during economic downturns. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, because we only compete in some segments of the energy infrastructure industry, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole. See “—Market Forces.”

The loss of one of our large customers, or failure to win national, regional and global contracts from an existing customer, could significantly reduce our cash flow, market share and profits.

Some of our customers contribute a substantial amount to our revenues. For the six months ended June 30, 2002, our largest customer represented approximately 3.5% of total revenues, and our top ten customers collectively represented approximately 16.4% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, was 44.9% for the six months ended June 30, 2002. Accordingly, our future results could be harmed by a variety of factors, including:

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

We are a highly leveraged company. As of the six months ended June 30, 2002, we had $995.2 million of outstanding long-term indebtedness, including the current portion of our long-term debt, $41.6 million of short-term notes and $3.5 million of capital lease obligations and a stockholders’ deficit of $266.5 million. This level of indebtedness could have important consequences, including the following:

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

As of June 30, 2002, the notes and the subsidiary guarantees would have been subordinated to $439.1 million of long-term indebtedness, including the current portion, $41.6 million of short-term notes and $3.5 million of capital lease obligations and approximately $59.3 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

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

In addition, the credit facility requires us to maintain certain financial ratios. We may not be able to maintain these ratios. Covenants in the credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities. See “—Liquidity and Capital Resources.”

To service our indebtedness will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.

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

Material litigation or changes in legislation or regulations may affect our profitability

During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not have a material effect on our business, financial condition or results of operations. In addition, pursuant to the recapitalization agreement, we are indemnified by Halliburton for up to $950.0 million (in aggregate with all other losses) of losses arising out of all legal actions initiated prior to the closing of the recapitalization transaction and certain legal actions arising after the closing. However, material litigation or litigation that is material in the aggregate, and for which we are not indemnified, may impact our results of operations.

Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. Changes in legislation and regulations could increase our costs and make it more difficult to achieve our business plan.

Certain subsidiaries are not included as subsidiary guarantors.

The guarantors of the notes include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the six months ended June 30, 2002 of our subsidiaries that are not guarantors were $355.4 million. As of the six months ended June 30, 2002, those subsidiaries held 48.3% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

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

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
British Pound
Notional Amount	$2.8	$—	$—	$—	$—	$—	$2.8	—
Avg. Contract Rate	1.4481	—	—	—	—	—
Euro
Notional Amount	$8.8	$—	$—	$—	$—	$—	$8.8	$0.1
Avg. Contract Rate	0.9078	—	—	—	—	—
Related forward contracts to sell JPY
United States Dollar
Notional Amount	$—	$0.4	$—	$—	$—	$—	$0.4	—
Avg. Contract Rate	—	133.7439	—	—	—	—
Related forward contracts to sell ZAR
United States Dollar
Notional Amount	$0.7	$—	$—	$—	$—	$—	$0.7	$(0.1)
Avg. Contract Rate	11.429	12.682	—	—	—	—
Euro
Notional Amount	$0.5	$—	$—	$—	$—	$—	$0.5	—
Avg. Contract Rate	10.213	10.343	—	—	—	—
Related forward contracts to buy EUR
United States Dollar
Notional Amount	$54.3	$1.0	$—	$—	$—	$—	$55.3	$3.1
Avg. Contract Rate	0.8968	0.8940	—	—	—	—
British Pound
Notional Amount	$2.5	$—	$—	$—	$—	$—	$2.5	—
Avg. Contract Rate	0.6377	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$4.8	$0.7	$0.7	$0.7	$0.7	$553.0	$560.6	$568.2
Average Interest Rate	9.28%	9.29%	9.30%	9.31%	9.31%	9.35%
Variable Rate	$0.3	$2.7	$4.8	$4.8	$4.8	$412.2	$429.6	$429.6
Average Interest Rate	5.71%	7.76%	8.67%	9.11%	8.67%	9.48%
Euro Functional Currency
Variable Rate	$0.1	$0.2	$0.2	$0.2	$0.1	$0.1	$0.9	$0.9
Average Interest Rate	3.41%	4.33%	4.96%	5.38%	5.59%	6.01%
Fixed Rate	$0.7	$0.8	$0.7	$0.7	$0.6	$0.6	$4.1	$4.5
Average Interest Rate	4.21%	4.30%	4.33%	4.38%	4.50%	4.50%
Interest rate swaps
Pay Fixed/Receive Variable	$—	$115.0	$—	$—	$—	$—	$115.0	$(3.3)
Average Pay Rate	4.49%	4.49%	—	—	—	—
Average Receive	1.94%	2.30%
Pay Variable/Receive Fixed	$—	$100.0	$—	$—	$—	$—	$100.0	$0.9
Average Pay Rate	8.14%	8.76%	—	—	—	—
Average Receive	9.38%	9.38%	—	—	—	—

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

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures both as of June 30, 2002, the end of the period covered by this report, and, because of the late filing of this report, during the weeks preceding the filing of this report. Based upon the foregoing, our chief executive officer and chief financial officer concluded that, as of December 31, 2002, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure and that the following initiatives with respect to our disclosure controls and procedures were required:

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

Item 2. Change in Securities and Use of Proceeds

On April 3, 2002, we issued 250,000 shares of class B common stock, par value $0.001, to DEG Acquisitions LLC, for proceeds of $10 million.

Item 6. Exhibits and Reports on Form 8-K

a.)	Exhibits

Exhibit No.	Description of Exhibit
4.1	Amendment No. 2 to the Credit Agreement dated June 17, 2002 among Dresser, Inc. as U.S. Borrower and D.I. Luxembourg S.A.R.L. as the Euro Borrower and the Lenders named therein.

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith

b.)	Reports on Form 8-K

Current Report on Form 8-K of Dresser dated May 15, 2002 reporting under Item 9. Regulation FD Disclosure announcing its financial results for the quarter ended March 31, 2002.

Current Report on Form 8-K of Dresser dated June 10, 2002 reporting under Item 4. Changes in Registrant’s Certifying Accountant regarding the dismissal of Arthur Andersen LLP and the appointment of PricewaterhouseCoopers LLP.

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