Form 10-Q/A
period 2002-09-30
DRESSER INC
filed 2003-12-12
CIK 1140415

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

Explanatory Note

Dresser, Inc. (“Dresser” or the “Company”) amends its report on Form 10-Q for the period ending September 30, 2002, as filed with the Commission on November 14, 2002, to revise its financial statements for the discovery of errors, as described in the following paragraphs, impacting our financial statements for the periods ending September 30, 2002 and December 2001, respectively.

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

The Company has concluded that its internal controls for the preparation of interim financial information during 2001 did not provide an adequate basis for its independent auditors to complete reviews of the 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. In connection with its restatement of the 2001 financial statements, management recorded adjustments to its financial statements. Certain of the closing and audit adjustments recorded in the fourth quarter, aggregating $7.8 million, may have related to earlier quarters in the year, but the Company has been unable to determine the amounts, if any, which may relate to earlier quarters of 2001. As a result, there is a possibility that the results of operations for the three and nine months ended September 30, 2001 are overstated, with related understatement of results of operations for the quarter ended December 31, 2001.

The Company believes that the processes it used for the preparation of its September 30, 2002 interim financial statements has improved. The Company believes it has been able to produce reliable interim financial statements as of September 30, 2002 and for the three and nine months then ended.

We have not amended our annual report on Form 10-K for the year ended December 31 2001 and our quarterly report on Form 10-Q for any period prior to that date, and the financial statements and related financial information contained in such reports should no longer be relied upon.

A summary of the accounting errors and restatements for the three and nine months ended September 30, 2002 and 2001 and the impact to our balance sheet at December 31, 2001 is included in Note 1 to our financial statements. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a summary of accounting errors and restatements of our financial statements for 1998 through 2001.

DRESSER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRESSER, INC.

Condensed Consolidated Statements of Operations

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Restated	Restated	Restated	Restated
Revenues	$407.9	$401.4	$1,210.7	$1,136.7
Cost of revenues	308.8	281.5	888.4	787.9

Gross profit	99.1	119.9	322.3	348.8
Selling, engineering, administrative and general expenses	80.1	81.4	240.8	247.6

Operating income	19.0	38.5	81.5	101.2
Equity earnings of unconsolidated subsidiaries	0.8	0.4	2.6	1.4
Interest expense	(21.6)	(25.9)	(78.8)	(46.4)
Interest income	0.9	1.6	2.0	3.0
Other (deductions) income, net	(1.8)	3.2	(0.5)	(0.3)

(Loss) income before taxes	(2.7)	17.8	6.8	58.9
Benefit (provision) for income taxes	2.9	(6.1)	(5.7)	(98.3)

Net income (loss)	$0.2	$11.7	$1.1	$(39.4)

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Balance Sheets

(in millions, except share information)

	September 30, 2002	December 31, 2001
	Restated	Restated
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$92.6	$101.7
Receivables	317.5	303.0
Inventories	306.7	330.5
Other current assets	14.7	10.2

Total current assets	731.5	745.4
Property, plant and equipment	215.2	235.0
Investments in unconsolidated subsidiaries	7.5	4.8
Deferred financing fees and other assets	70.2	79.2
Prepaid and intangible pension assets	59.7	59.7
Deferred tax assets	2.3	2.3
Goodwill	289.3	263.9
Intangibles	6.2	5.8

Total assets	$1,381.9	$1,396.1

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts and notes payable	$209.6	$234.3
Deferred revenue	19.5	12.5
Accrued expenses	131.9	114.8

Total current liabilities	361.0	361.6
Pension and other retiree benefit obligations	267.0	279.2
Long-term debt	964.8	992.0
Other liabilities	45.2	45.9
Commitments and contingencies

Total liabilities	1,638.0	1,678.7

Mandatorily redeemable common stock	7.9	7.9

Shareholders’ deficit:
Common stock, $0.01 par value; issued and outstanding: 1,000 in 2002 (See Note 2)	—	—
Common stock, $0.001 par value; issued and outstanding: 10,410,089 class A and 790,744 class B in 2001	—	—
Capital in excess of par value	447.2	439.4
Shareholders’ deficit, net	(639.1)	(640.6)
Accumulated other comprehensive loss	(72.1)	(89.3)

Total shareholders’ deficit	(264.0)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,381.9	$1,396.1

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$1.1	$(39.4)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Depreciation and amortization	32.7	40.6
Equity earnings of unconsolidated affiliates	(2.6)	(1.4)
Loss on repayment of debt	15.4	—
Deferred tax valuation allowance	—	78.0
Other changes, net
Receivables	(4.4)	(44.2)
Inventories	46.8	(47.3)
Accounts payable	(4.1)	35.3
Other	1.2	23.1

Net cash provided by operating activities	86.1	44.7

Cash flows from investing activities:
Recapitalization transaction	—	(1,296.3)
Asset acquisitions	(21.4)	(34.6)
Capital expenditures	(11.0)	(24.4)
Other	—	4.9

Net cash used in investing activities	(32.4)	(1,350.4)

Cash flow from financing activities:
Changes in intercompany activities	—	(4.1)
Proceeds from the issuance of long-term debt	256.3	1,020.0
Repayment of long-term debt (including current portion)	(313.6)	(5.0)
(Decrease) increase in short-term notes payable	(9.4)	9.1
Payment of deferred financing fees	(8.3)	(61.1)
Proceeds from the issuance of stock	10.0	405.8
Equity issuance costs	—	(8.6)
Cash overdrafts	—	12.3

Net cash (used in) provided by financing activities	(65.0)	1,368.4

Effect of translation adjustments on cash	2.2	—

Net (decrease) increase in cash and equivalents	(9.1)	62.7
Cash and equivalents, beginning of period	101.7	19.8

Cash and equivalents, end of period	$92.6	$82.5

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$44.9	$14.5
Income taxes	16.0	17.7

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

In connection with the recapitalization in April 2001, Dresser paid to Halliburton approximately $1,300 million to redeem our common equity and acquire the stock of certain of our foreign subsidiaries from Dresser B.V. The recapitalization transaction and related expenses were financed through the issuance of $300.0 million of senior subordinated notes, $720.0 million of borrowings under our credit facility, and approximately $400.0 million of common equity contributed by DEG Acquisitions, LLC.

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

The Company has concluded that its internal controls for the preparation of interim financial information during 2001 did not provide an adequate basis for its independent auditors to complete reviews of the 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. In connection with its restatement of the 2001 financial statements, management recorded adjustments to its financial statements. Certain of the closing and audit adjustments recorded in the fourth quarter, aggregating $7.8 million, may have related to earlier quarters in the year, but management has been unable to determine the amounts, if any, which may relate to earlier quarters of 2001. As a result, there is a possibility that the results of operations for the three and nine months ended September 30, 2001 are overstated, with related understatement of results of operations for the quarter ended December 31, 2001.

The Company believes that the processes it used for the preparation of its September 30, 2002 interim financial statements has improved. Management believes the Company has been able to produce reliable interim financial statements as of September 30, 2002 and for the three and nine months then ended.

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Errors in carve-out financial statements:

From 1998 to 2001, our carve-out financial statements incorrectly excluded certain restructuring charges, legal settlements and deferred tax assets that were specifically related to the DEG business unit of Halliburton. The impact of these items on our balance sheets as of September 30, 2002 and December 31, 2001 and on our statement of operations for the three and nine months ended September 30, 2002 and 2001 is as follows:

	September 30, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Long-term assets	$2.0	$2.0
Accrued expenses	(1.7)	(2.1)
Other long-term liabilities	12.8	12.8
Shareholders’ deficit/Divisional equity	$(9.1)	$(8.7)

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(in millions)
Statement of operations impact:
Selling, engineering, administrative and general expenses	$—	$—	$—	$6.2
Operating income	$—	$—	$—	$(6.2)

Errors in leveraged recapitalization transaction:

As described above, our leveraged recapitalization transaction in April 2001 comprised two interdependent components: the recapitalization of DEG and the acquisition of certain foreign operations of Halliburton. These related transactions should have been accounted for as a single transaction. We had accounted for the acquisition of the foreign operations incorrectly by applying the principles of purchase accounting to the acquisition. In addition, we incorrectly valued the pension and post-retirement benefit obligations and assets associated with this transaction at purchase accounting values instead of at historical costs. We also did not give recognition to liabilities assumed for our participation in Halliburton’s single employer postretirement obligations, nor did we reflect the retention of certain liabilities for legal exposures and other risk management matters by Halliburton. In addition, we determined a full valuation allowance was necessary for the domestic deferred tax assets at the date of the leveraged recapitalization based upon the impact of the incurrence of significant indebtedness and associated interest expense on our restated historical financial statements. The impact of these items on our balance sheets as of September 30, 2002 and December 31, 2001 and on our statement of operations for the three and nine months ended September 30, 2002 and 2001 is as follows:

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

	September 30, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Deferred tax assets	$(103.3)	$(102.1)
Prepaid and intangible pension assets	59.7	59.7
Goodwill	(113.1)	(112.0)
Accrued expenses	(17.5)	(16.4)
Pension and other retiree benefit obligations	80.2	80.3
Other long-term liabilities	(1.3)	(1.3)
Shareholders’ deficit/Divisional equity	$(218.1)	$(217.0)

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(in millions)
Statement of operations impact:
Provision for income taxes	$—	$(5.3)	$—	$61.3
Net income	$—	$5.3	$—	$(61.3)

Errors in reserves:

Reserves were established in 1999 and prior periods while we were part of Halliburton that were incorrectly included in the 1999 carve-out financial statements. From 1999 through 2001, we inappropriately offset expenses against these reserves. In particular, certain other expenses were incorrectly accounted for in amount, timing, or business segment. The impact of the restatement of these items on our balance sheets as of September 30, 2002 and December 31, 2002 and on our statement of operations for the three and nine months ended September 30, 2002 and 2001 is as follows:

	September 30, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Long-term liabilities	$(2.9)	$(10.1)
Shareholders’ deficit/Divisional equity	$2.9	$10.1

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(in millions)
Statement of operations impact:
Cost of revenues	$—	$1.7	$—	$1.7
Selling, engineering, administrative and general expenses	—	2.2	7.3	12.4
Operating income	$—	$(3.9)	$(7.3)	$(14.1)

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Other errors:

We made other errors in our 2002 and 2001 financial statements, principally related to accounting for various accrued liabilities, restructuring charges, revenue recognition, capitalized costs, inventory and deferred financing fees, as well as in our intercompany and equity accounts, the effect of which is as follows:

	September 30, 2002	December 31, 2001
	(in millions)
Balance sheet impact:
Current assets	$(14.2)	$(8.7)
Long-term assets	(15.0)	(34.5)
Current liabilities	(9.8)	(15.0)
Long-term liabilities	(5.3)	(4.8)
Mandatorily redeemable common stock	7.9	7.9
Shareholders’ deficit/Divisional equity	$(22.0)	$(31.3)

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(in millions)
Statement of operations impact:
Revenue	$1.7	$(1.5)	$6.0	$(0.1)
Cost of revenues	2.0	(0.8)	5.5	(2.0)
Selling, engineering, administrative and general expenses	1.4	1.6	(2.1)	4.3
Operating income	(1.7)	(2.3)	2.6	(2.4)
Interest expense	(0.4)	—	(1.3)	—
Other income (deductions)	—	—	(0.5)	—
Income before taxes	(1.3)	(2.3)	3.4	(2.4)
Provision for income taxes	(2.9)	(1.5)	1.1	4.7
Net income	$1.6	$(0.8)	$2.3	$(7.1)

Errors in the statement of cash flows:

We made errors in our 2001 statement of cash flows for the nine months ended September 30, 2001, the correction of which resulted in a net decrease in operating cash flows of $50.6 million, an increase in cash flows from investing activities of $0.7 million, an increase in cash flows provided by financing activities of $51.9 million and a decrease of $2.0 million on the effects of translation adjustments on cash.

We have also restated our 2001 statement of cash flows to reflect the impact of other errors found in our intercompany reconciliation process. The impact of these errors was to decrease operating cash flows by $0.1 million for the nine months ended September 30, 2001.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

September 30, 2001
(in millions)
Statement of Cash flows:
Cash flows from operating activities	$(50.7)
Cash flows from investing activities	0.7
Cash flows from financing activities	51.9
Effect of translation adjustments on cash	(2.0)

Net change to cash flows	$(0.1)

Reclassifications:

We have also reclassified equity earnings of unconsolidated subsidiaries from revenues to a separate line item on the financial statements. The impact was to reduce revenues in for the three months ending September 30, 2002 and 2001 by $0.8 million and $0.4 million, respectively. Revenue was reduced by $2.6 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively. We have also reclassified progress billings to customers from a reduction of both inventory to deferred revenue. The impact was to increase inventory and deferred revenue by $14.0 million and $2.0 million as of September 30, 2002 and December 31, 2001, respectively.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Summary of Restated Items

The following tables present, on a condensed basis, the aggregate impact of the restatement adjustments on our previously reported balance sheets as of September 30, 2002 and December 31, 2001:

	September 30, 2002	September 30, 2002	December 31, 2001	December 31, 2001
	As previously reported	As Restated	As previously reported	As Restated
	(in millions)
Current assets:
Cash and equivalents	$92.6	$92.6	$97.2	$101.7
Receivables	320.3	317.5	316.2	303.0
Inventories	304.1	306.7	328.3	330.5
Other current assets	14.7	14.7	10.4	10.2

Total current assets	731.7	731.5	752.1	745.4
Property, plant and equipment	215.2	215.2	235.9	235.0
Prepaid and intangible pension assets		59.7	—	59.7
Goodwill	428.3	289.3	408.7	263.9
Other long-term assets	176.6	86.2	193.0	92.1

Total assets	$1,551.8	$1,381.9	$1,589.7	1,396.1

Current liabilities:
Accounts and notes payable	$210.2	$209.6	$245.3	$234.3
Other accrued expenses	165.8	151.4	147.7	127.3

Total current liabilities	376.0	361.0	393.0	361.6
Pension and other retiree benefit	195.6	267.0	214.3	279.2
Long-term debt	964.8	964.8	1,000.0	992.0
Other liabilities	33.1	45.2	26.0	45.9

Total liabilities	1,569.5	1,638.0	1,633.3	1,678.7

Mandatorily redeemable common stock	—	7.9	—	7.9

Total shareholders’ deficit	(17.7)	(264.0)	(43.6)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,551.8	$1,381.9	$1,589.7	$1,396.1

The following table presents the effect of the restatement adjustments on shareholders’ deficit for the periods ended September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
	(in millions)
Shareholder’s deficit, as previously reported	$(17.7)	$(43.6)
Errors in carve-out financial statements	(9.1)	(8.7)
Errors in leveraged recapitalization transaction	(218.1)	(217.0)
Errors in reserves	2.9	10.1
Other errors	(22.0)	(31.3)

Shareholders’ deficit, as restated	$(264.0)	$(290.5)

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

The following table presents, on a condensed basis, the impact of the restatement adjustments on our previously reported statement of operations for the three and nine months ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30,		Three Months Ended September 30,
	2002	2002	2001	2001
	As previously reported	As Restated	As previously reported	As Restated
	(in millions)
Revenues	$407.0	$407.9	$403.3	$401.4
Cost of revenues	306.8	308.8	280.6	281.5

Gross profit	100.2	99.1	122.7	119.9
Selling, engineering, administrative and general expenses	78.7	80.1	77.6	81.4

Operating income	21.5	19.0	45.1	38.5
Equity earnings of unconsolidated subsidiaries	—	0.8	—	0.4
Interest expense	(22.0)	(21.6)	(25.9)	(25.9)
Other (deductions) income, net	(0.9)	(0.9)	4.8	4.8

(Loss) income before taxes	(1.4)	(2.7)	24.0	17.8
Benefit (provision) for income taxes	—	2.9	(12.9)	(6.1)

Net (loss) income	$(1.4)	$0.2	$11.1	$11.7

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2002	2002	2001	2001
	As previously reported	As Restated	As previously reported	As Restated
	(in millions)
Revenues	$1,207.3	$1,210.7	$1,138.2	$1,136.7
Cost of revenues	882.9	888.4	788.2	787.9

Gross profit	324.4	322.3	350.0	348.8
Selling, engineering, administrative and general expenses	235.6	240.8	224.7	247.6

Operating income	88.8	81.5	125.3	101.2
Equity earnings of unconsolidated subsidiaries	—	2.6	—	1.4
Interest expense	(80.1)	(78.8)	(46.4)	(46.4)
Other income, net	2.0	1.5	2.7	2.7

Income before taxes	10.7	6.8	81.6	58.9
Provision for income taxes	(4.6)	(5.7)	(32.3)	(98.3)

Net income (loss)	$6.1	$1.1	$49.3	$(39.4)

The following presents the effect of the restatement adjustment on income for the three and nine months ended September 30, 2002 and 2001, respectively.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(in millions)
(Loss) income before taxes, as previously reported	$(1.4)	$24.0	$10.7	$81.6
Errors in carve-out financial statements	—	—	—	(6.2)
Errors in reserves	—	(3.9)	(7.3)	(14.1)
Other errors	(1.3)	(2.3)	3.4	(2.4)

(Loss) income before taxes, as restated	$(2.7)	$17.8	$6.8	$58.9

Benefit (provision) for income taxes, as previously reported	$—	$(12.9)	$(4.6)	$(32.3)
Errors in leveraged recapitalization transaction	—	(5.3)	—	61.3
Other errors	(2.9)	(1.5)	1.1	4.7

Provision for income taxes, as restated	$2.9	$(6.1)	$(5.7)	$(98.3)

Net income, as restated	$0.2	$11.7	$1.1	$(39.4)

Note 2. Corporate Reorganization

Effective July 3, 2002, Dresser, entered into an agreement and plan of merger (“Merger Agreement”) with Dresser, Ltd., a Bermuda company, and Dresser Mergerco Inc., a Delaware Corporation and a wholly-owned indirect subsidiary of Dresser and Dresser, Ltd. Dresser Mergerco merged with and into Dresser, with Dresser being the surviving corporation.

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

During the third quarter of 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

dispenser manufacturing in our Austin, Texas facility; and (3) discontinue several small product lines. We incurred charges of approximately $3.9 million for inventory markdowns associated with these activities. These costs have been reflected in costs of revenues in our condensed consolidated statements of operations.

In connection with these activities, as described above, we incurred certain restructuring charges related to termination benefits as we terminated 93 employees. We also impaired certain assets, related to machinery, goodwill, and capitalized designs. These costs have been reflected in selling, engineering, general and administrative costs. The restructuring charges are detailed below:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Reserved at 9/30/2002
	(in millions)
Termination benefits	$1.6	$0.1	$—	$1.5
Write-down of other assets	0.5	—	0.5	—
Write-down of machinery	0.2	—	0.2	—
Write-down of goodwill	0.2	—	0.2	—

Total	$2.5	$0.1	$0.9	$1.5

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)
	2002	2001	2002	2001
	Restated	Restated	Restated	Restated
Revenues:
Flow Control	$254.9	230.7	$775.1	$638.4
Measurement Systems	80.8	80.7	225.4	234.4
Compression and Power Systems	73.1	91.3	213.0	268.1
Reconciling Items, Including Corporate	(0.9)	(1.3)	(2.8)	(4.2)

Total	$407.9	$401.4	$1,210.7	$1,136.7

Operating income:
Flow Control	$10.7	$21.5	$63.8	$70.1
Measurement Systems	8.1	8.0	15.8	8.2
Compression and Power Systems	3.9	13.5	14.2	41.9
Reconciling Items, Including Corporate	(3.7)	(4.5)	(12.3)	(19.0)

Total	$19.0	$38.5	$81.5	$101.2

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

Inventories on a LIFO method represented $58.1 million and $86.8 million of our inventories as of September 30, 2002 and December 31, 2001, respectively. The excess of FIFO over LIFO costs as of September 30, 2002 and December 31, 2001, were $72.2 million and $72.2 million, respectively. Inventories are summarized as follows:

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

	September 30, 2002	December 31, 2001
	(in millions)
	Restated	Restated
Finished products and parts	$204.3	$210.5
In-process products and parts	96.5	101.0
Raw materials and supplies	72.1	86.9

Total inventory	$372.9	$398.4
Less:
LIFO reserve and full absorption	(66.2)	(67.9)

Inventories, net	$306.7	$330.5

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)
	2002	2001	2002	2001
	Restated	Restated	Restated	Restated
Net income (loss)	$0.2	$11.7	$1.1	$(39.4)
Goodwill amortization, net of tax	—	1.6	—	4.2

Adjusted net income (loss)	$0.2	$13.3	$1.1	$(35.2)

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

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

In connection with the acquisition of Modern Supply, we assumed $7.1 million of debt in the form of two notes. The first note has a principal balance of $4.5 million, bears interest at 9.75% and matured August 31, 2002. The second note has a principal balance of $2.6 million, bears interest at the prime rate plus 2.0% and matures January 2008. The notes are collateralized by the accounts receivable and inventory of Modern Supply Company, Inc. Both of the notes were repaid in August 2002.

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

In April 2002, we entered into a fair value interest rate swap, which was not eligible to receive accounting treatment as a hedge. The interest rate swap has a notional amount of $100.0 million and matures in October 2003. We receive a fixed rate of 9.375% and pay a variable rate of LIBOR plus 6.20% (7.99% at September 30, 2002). At September 30, 2002, the interest rate swap had a fair market value of $1.9 million. This amount has been reflected as a reduction to interest expense in our condensed consolidated statements of operations.

Note 11. Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Restated	Restated	Restated	Restated
	(in millions)
Net income (loss)	$0.2	$11.7	$1.1	$(39.4)
Other comprehensive income
Foreign currency translation adjustment	6.1	(2.0)	15.1	(15.7)
Unrealized (loss) gain on derivative instruments	(1.5)	6.0	2.1	2.2

Comprehensive income (loss)	$4.8	$15.7	$18.3	$(52.9)

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Note 12. Commitments and Contingencies

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. See Note 14. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

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

Note 14. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, our wholly-owned subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheet as of September 30, 2002 and December 31, 2001 and the statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001, respectively. In the condensed consolidating financial statements, the investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$44.6	$0.2	$47.8	$—	$92.6
Receivables	129.8	4.7	183.0	—	317.5
Inventories	144.0	14.5	148.2	—	306.7
Other current assets	5.1	0.1	9.5	—	14.7

Total current assets	323.5	19.5	388.5		731.5
Property, plant and equipment	145.9	0.2	69.1	—	215.2
Investments in consolidated subsidiaries	424.5	382.5	—	(807.0)	—
Investment in unconsolidated subsidiaries	0.3	—	7.2	—	7.5
Deferred financing fees and other assets	52.7	—	17.5	—	70.2
Prepaid and intangible pension assets	53.7	—	6.0	—	59.7
Deferred tax assets	—	—	2.3	—	2.3
Goodwill	106.3	23.8	159.2	—	289.3
Intangibles	2.2	—	4.0	—	6.2

Total assets	$1,109.1	$426.0	$653.8	$(807.0)	$1,381.9

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts and notes payable	$78.8	$0.9	$129.9	$—	$209.6
Contract advances	10.1	—	9.4	—	19.5
Accrued expenses	45.6	0.6	85.7	—	131.9

Total current liabilities	134.5	1.5	225.0	—	361.0
Pension and other retiree benefit obligations	259.2	—	7.8	—	267.0
Long-term debt	960.0	—	4.8	—	964.8
Other liabilities	11.5	—	33.7	—	45.2
Commitments and contingencies

Total liabilities	1,365.2	1.5	271.3	—	1,638.0
Mandatorily redeemable preferred stock	7.9	—	—	—	7.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(264.0)	424.5	382.5	(807.0)	(264.0)

Total shareholders’ (deficit) equity	(264.0)	424.5	382.5	(807.0)	(264.0)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,109.1	$426.0	$653.8	$(807.0)	$1,381.9

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

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$256.0	$11.6	$176.4	$(36.1)	$407.9
Cost of revenues	193.6	9.7	141.5	(36.0)	308.8

Gross profit	62.4	1.9	34.9	(0.1)	99.1
Selling, engineering, administrative and general expenses	33.6	0.6	46.0	(0.1)	80.1

Operating income	28.8	1.3	(11.1)	—	19.0
Equity earnings of unconsolidated subsidiaries	0.1	—	0.7	—	0.8
Equity earnings of consolidated subsidiaries	(6.1)	(7.3)	—	13.4	—
Interest expense	(22.8)	(0.1)	1.3	—	(21.6)
Interest income	0.2	—	0.7	—	0.9
Other deductions, net	(0.2)	—	(1.6)	—	(1.8)

Income (loss) before taxes	—	(6.1)	(10.0)	13.4	(2.7)
Benefit for income taxes	0.2	—	2.7	—	2.9

Net income (loss)	$0.2	$(6.1)	$(7.3)	$13.4	$0.2

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2001

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$257.2	$—	$170.7	$(26.5)	$401.4
Cost of revenues	187.1	—	120.7	(26.3)	281.5

Gross profit	70.1	—	50.0	(0.2)	119.9
Selling, engineering, administrative and general expenses	50.2	—	31.4	(0.2)	81.4

Operating income	19.9	—	18.6	—	38.5
Equity earnings of unconsolidated subsidiaries	(0.6)	—	1.0	—	0.4
Equity earnings of consolidated subsidiaries	9.2	9.2	—	(18.4)	—
Interest expense	(22.3)	—	(3.6)	—	(25.9)
Interest income	0.3	—	1.3	—	1.6
Other income (deductions), net	5.3	—	(2.1)	—	3.2

Income before taxes	11.8	9.2	15.2	(18.4)	17.8
Provision for income taxes	(0.1)	—	(6.0)	—	(6.1)

Net income	$11.7	$9.2	$9.2	$(18.4)	$11.7

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$760.9	$19.7	$531.8	$(101.7)	$1,210.7
Cost of revenues	568.3	16.3	405.2	(101.4)	888.4

Gross profit	192.6	3.4	126.6	(0.3)	322.3
Selling, engineering, administrative and general expenses	136.4	1.0	103.7	(0.3)	240.8

Operating income	56.2	2.4	22.9	—	81.5
Equity earnings of unconsolidated subsidiaries	0.1	—	2.5	—	2.6
Equity earnings of consolidated subsidiaries	19.4	17.3	—	(36.7)	—
Interest expense	(74.8)	(0.3)	(3.7)	—	(78.8)
Interest income	0.6	—	1.4	—	2.0
Other (deductions) income, net	(0.2)	—	(0.3)	—	(0.5)

Income before taxes	1.3	19.4	22.8	(36.7)	6.8
Provision for income taxes	(0.2)	—	(5.5)	—	(5.7)

Net income	$1.1	$19.4	$17.3	$(36.7)	$1.1

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2001

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$768.5	$—	$448.1	$(79.9)	$1,136.7
Cost of revenues	550.8	—	315.5	(78.4)	787.9

Gross profit	217.7	—	132.6	(1.5)	348.8
Selling, engineering, administrative and general expenses	171.1	—	78.0	(1.5)	247.6

Operating income	46.6	—	54.6	—	101.2
Equity earnings of unconsolidated subsidiaries	0.1	—	1.3	—	1.4
Equity earnings of consolidated subsidiaries	30.7	30.7	—	(61.4)	—
Interest expense	(39.6)	—	(6.8)	—	(46.4)
Interest income	0.9	—	2.1	—	3.0
Other income (deductions), net	0.3	—	(0.6)	—	(0.3)

Income before taxes	39.0	30.7	50.6	(61.4)	58.9
Provision for income taxes	(78.4)	—	(19.9)	—	(98.3)

Net (loss) income	$(39.4)	$30.7	$30.7	$(61.4)	$(39.4)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2002

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$1.1	$19.4	$17.3	$(36.7)	$1.1
Adjustments to reconcile net income to cash flow provided by (used in) operating activities:
Depreciation and amortization	21.6	—	11.1	—	32.7
Equity earnings of consolidated affiliates	(19.4)	(17.3)	—	36.7	—
Equity earnings of unconsolidated affiliates	(0.1)	—	(2.5)	—	(2.6)
Loss on extinguishment of debt	15.4	—	—	—	15.4
Other	78.8	5.2	(44.5)	—	39.5

Net cash provided by (used in) operating activities	97.4	7.3	(18.6)	—	86.1
Cash flows from investing activities:
Asset acquisitions	(21.4)	—	—	—	(21.4)
Capital expenditures	(7.7)	—	(3.3)	—	(11.0)

Net cash used in investing activities	(29.1)	—	(3.3)	—	(32.4)
Cash flows from financing activities:
Changes in intercompany activity	(109.0)	—	109.0	—	—
Proceeds from the issuance of long term debt	256.3	—	—	—	256.3
Repayment of debt (including current portion)	(208.2)	(7.1)	(98.3)	—	(313.6)
Decrease in short-term notes payable	—	—	(9.4)	—	(9.4)
Payment of deferred financing fees	(8.2)	—	(0.1)	—	(8.3)
Proceeds from the issuance of stock	10.0	—	—	—	10.0

Net cash (used in) provided by financing activities	(59.1)	(7.1)	1.2	—	(65.0)
Effect of translation adjustments on cash	—	—	2.2	—	2.2
Net increase (decrease) in cash and equivalents	9.2	0.2	(18.5)	—	(9.1)
Cash and equivalents, beginning of period	35.4	—	66.3	—	101.7

Cash and equivalents, end of period	$44.6	$0.2	$47.8	$—	$92.6

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2001

(in millions)

(unaudited)

(restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(39.4)	$30.7	$30.7	$(61.4)	$(39.4)
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Depreciation and amortization	22.8	—	17.8	—	40.6
Equity earnings of consolidated affiliates	(30.7)	(30.7)	—	61.4	—
Equity earnings of unconsolidated affiliates	(0.1)	—	(1.3)	—	(1.4)
Deferred tax valuation	78.0	—	—	—	78.0
Other, net	20.1	—	(53.2)	—	(33.1)

Net cash provided by (used in) operating activities	50.7	—	(6.0)	—	44.7
Cash flows from investing activities:
Recapitalization transaction	(1,296.3)	—	—	—	(1,296.3)
Asset acquisitions	(34.6)	—	—	—	(34.6)
Capital expenditures	(18.1)	—	(6.3)	—	(24.4)
Other	4.9	—	—	—	4.9

Net cash used in investing activities	(1,344.1)	—	(6.3)	—	(1,350.4)
Cash flows from financing activities:
Changes equity in intercompany activity	43.5	—	(47.6)	—	(4.1)
Proceeds from the issuance of long-term debt	920.0	—	100.0	—	1,020.0
Repayment of long-term debt	(3.2)	—	(1.8)	—	(5.0)
Increase in short-term notes payable	—	—	9.1	—	9.1
Payment of deferred financing fees	(61.1)	—	—	—	(61.1)
Proceeds from the issuance of stock	405.8	—	—	—	405.8
Equity issuance costs	(8.6)	—	—	—	(8.6)
Cash overdrafts	10.7	—	1.6	—	12.3

Net cash provided by financing activities:	1,307.1	—	61.3	—	1,368.4
Effect of translation adjustments on cash	—	—	—	—	—
Net increase in cash and equivalents	13.7	—	49.0	—	62.7
Cash and equivalents, beginning of period	5.6	—	14.2	—	19.8

Cash and equivalents, end of period	$19.3	$—	$63.2	$—	$82.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2. reflects the restatement of the Company’s financial statements for the three and nine months ended September 30, 2002 and 2001 and certain events occurring subsequent to the original due date for the filing of this Quarterly Report on Form 10Q. All financial information and discussion within Item 2 reflects the correction of errors and financial statement restatements described in Note 1 to our financial statements.

Certain statements in this report constitute “forward-looking statements” as that term is defined under §21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described below under “–Certain Risk Factors.”

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

The Company has concluded that its internal controls for the preparation of interim financial information during 2001 did not provide an adequate basis for its independent auditors to complete reviews of the 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. In connection with its restatement of the 2001 financial statements, management recorded adjustments to its financial statements. Certain of the closing and audit adjustments recorded in the fourth quarter, aggregating $7.8 million, may have related to earlier quarters in the year, but the Company has been unable to determine the amounts, if any, which may relate to earlier quarters of 2001. As a result, there is a possibility that the results of operations for the three and nine months ended September 30, 2001 are overstated, with related understatement of results of operations for the quarter ended December 31, 2001.

The Company believes that the processes it used for the preparation of its September 30, 2002 interim financial statements has improved. The Company believes it has been able to produce reliable interim financial statements as of September 30, 2002 and for the three and nine months then ended.

We have not amended our annual report on Form 10-K for the year ended December 31 2001 and our quarterly report on Form 10-Q for any period prior to that date, and the financial statements and related financial information contained in such reports should no longer be relied upon.

A summary of the accounting errors and restatements for the three and nine months ended September 30, 2002 and 2001 and the impact to our balance sheet at December 31, 2001 is included in Note 1 to our financial statements. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a summary of accounting errors and restatements of our financial statements for 1998 through 2001.

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers including major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the nine months ended September 30, 2002, consisted of North America (53.3%), Europe/Africa (23.4%), Latin America (8.9%), Asia (9.6%) and the Middle East (4.8%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the nine months ended September 30, 2002, we generated revenues of $1,210.7 million, operating income of $81.5 million and a net income of $1.1 million.

Market Forces

Our product offerings include valves, instruments, meters, natural gas fueled engines, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants and customers’ access to capital. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Our customer’s cash flow and their outlook for future natural gas prices effects their capital spending which drives demand for our products. Our customers have publicly indicated they intend to reduce their capital spending in 2002, and these reductions will negatively impact our business. In the latter part of 2001, energy demand and oil and natural gas prices declined significantly. Excess capacity in the natural gas compression industry resulted in substantial revenue declines in our power systems segment in the first nine months of 2002 as compared to the first nine months of 2001. We also saw weakness in the retail fueling and instrument business of our measurement systems due to the reduced capital spending on retail fuel equipment and softness in the industrial economy in the first nine months of 2002.

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

In connection with these activities, as described above, we incurred certain restructuring charges related to termination benefits as we terminated 93 employees. We also impaired certain assets, related to machinery, goodwill, and capitalized designs. These costs have been reflected in selling, engineering, general and administrative costs. The restructuring charges are detailed below:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Reserved at 9/30/2002
	(in millions)
Termination benefits	$1.6	$0.1	$—	$1.5
Write-down of other assets	0.5	—	0.5	—
Write-down of machinery	0.2	—	0.2	—
Write-down of goodwill	0.2	—	0.2	—

Total	$2.5	$0.1	$0.9	$1.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Revenues (restated):
Flow Control	$254.9	$230.7	$775.1	$638.4
Measurement Systems	80.8	80.7	225.4	234.4
Compression and Power Systems	73.1	91.3	213.0	268.1
Reconciling Items, Including Corporate	(0.9)	(1.3)	(2.8)	(4.2)

Total	$407.9	$401.4	$1,210.7	$1,136.7

Gross profit (restated):
Flow Control	$59.9	$71.1	$212.3	$207.9
Measurement Systems	21.7	21.9	57.0	59.9
Compression and Power Systems	17.4	26.9	53.0	81.0
Reconciling Items, Including Corporate	0.1	—	—	—

Total	$99.1	$119.9	$322.3	$348.8

Selling, engineering, administrative and general expenses (restated):
Flow Control	$49.2	$49.6	$148.5	$137.8
Measurement Systems	13.6	13.9	41.2	51.7
Compression and Power Systems	13.5	13.4	38.8	39.1
Reconciling Items, Including Corporate	3.8	4.5	12.3	19.0

Total	$80.1	$81.4	$240.8	$247.6

Operating income (restated):
Flow Control	$10.7	$21.5	$63.8	$70.1
Measurement Systems	8.1	8.0	15.8	8.2
Compression and Power Systems	3.9	13.5	14.2	41.9
Reconciling Items, Including Corporate	(3.7)	(4.5)	(12.3)	(19.0)

Total	$19.0	$38.5	$81.5	$101.2

Depreciation and amortization:
Flow Control	$6.8	$9.1	$18.6	$25.3
Measurement Systems	1.3	1.5	3.9	5.3
Compression and Power Systems	3.1	3.2	9.6	9.6
Reconciling Items, Including Corporate	0.2	—	0.6	0.4

Total	$11.4	$13.8	$32.7	$40.6

Bookings:
Flow Control	$228.2	$249.0	$732.0	$691.5
Measurement Systems	82.7	86.9	216.5	245.9
Compression and Power Systems	66.1	71.0	209.2	253.7

Total	$377.0	$406.9	$1,157.7	$1,191.1

	September 30,
	2002	2001
	(in millions)
Backlog:
Flow Control	$279.0	$303.7
Measurement Systems	47.9	63.5
Compression and Power Systems	49.6	77.0
Reconciling Items, Including Corporate	(3.5)	(3.7)

Total	$373.0	$440.5

Three months ended September 30, 2002 as compared to the three months ended September 30, 2001

Consolidated

Revenues. Revenues were $407.9 million and $401.4 million for the three months ended September 30, 2002 and 2001, respectively. This increase of $6.5 million, or 1.6%, was primarily attributable to increases in our flow control segment, which offset decreases in our compression and power systems and measurement segment. Our flow control segment benefited from acquisitions in 2001 and 2002 as well as increased sales volume in our valve product lines. Our compression and power systems segment was negatively impacted by declines in demand for natural gas compression while our measurement systems segment was impacted by reduced purchasing from our major oil customers.

Cost of revenues. Cost of revenues as a percentage of revenues were 75.7% and 70.1% for the three months ended September 30, 2002 and 2001 respectively. Our costs as a percentage of revenue were impacted by declines in sales of high margin original equipment in our compression and power systems segments and substantial volume of low margin third-party buyouts associated with large international projects in our flow control segment. In addition, our cost of revenues was impacted by the discontinuation of certain product lines, which resulted in markdowns of inventory of approximately $3.9 and by non-cash charges of approximately $5.7 million related to inventory shrinkage and additional reserves for excess and obsolete inventory.

Gross Profit. Gross profit was $99.1 million and $119.9 million for the three months ended September 30, 2002 and 2001, respectively. As a percentage of revenues, gross profit decreased to 24.3% in 2002 from 29.9% in 2001, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses were $80.1 million in 2002 and $81.4 million for the three months ended September 30, 2002 and 2001, respectively. This was in decrease of $1.3 million or 1.6%. Increases in selling, engineering, administrative and general expenses were in part attributable to restructuring charges of $2.5 million, non-cash charges related to the impairment of certain assets of $1.4 million and other non-cash charges of $0.3 million. In 2002, we also had $1.0 million of increased costs attributable to businesses acquired in 2001 and 2002. These increases in costs were offset by cost reductions at our natural gas and power generation business and the suspension of goodwill amortization in 2002. The amortization of goodwill was $2.6 million for the three months ended September 30, 2001. As a percentage of revenues, these costs declined to 19.6% of revenues in 2002 from 20.3% of revenues in 2001.

Operating Income. Operating income was $19.0 million and $38.5 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $19.5 million or 50.6% was attributable to declines in all three of our segments. Our compression and power systems segment was impacted by a reduction in gas compression demand reducing our sales of original gas compression equipment. Declines in our measurement systems segment were impacted by a reduction in purchasing from our major oil customers. Our flow control segment was impacted by costs associated with our decision to discontinue certain products lines and additional reserves for excess and obsolete inventory.

Interest Expense. Interest expense was $21.6 million and $25.9 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $4.3 million or 16.6% was primarily impacted by reductions in long-term debt and reductions in interest rates. Long-term debt was $964.9 million with a weighted average interest rate of 7.61% at September 30, 2002, as compared to long-term debt of $1,014.3 million with a weighted average interest rate of 7.85% at September 30, 2001. In addition, in the third quarter of 2002, we recorded a $1.1 million reduction to interest expense for the change in the fair market value of the derivative, which was offset in part by payments on our interest rate swaps of $0.8 million. Reductions in the amortization of debt issuance costs of $1.3 million were offset in part by the write-off of debt issuance costs of $2.2 million.

Benefit (provision) for income taxes. Benefit (provision) for income taxes was $2.9 million and $(6.1) million for the three months ended September 30, 2002 and 2001, respectively. The decrease in the provision was due primarily from a reduction in income before taxes, based on the factors described above.

Bookings and Backlog. Bookings were $377.0 million and $406.9 million for the three months ended September 30, 2002 and 2001, respectively, a decline of 7.3%. Backlog at September 30, 2002 was $373.0 million compared to $440.5 million at September 30, 2001, a 15.3% decline.

Segment Analysis

Flow Control. Revenues were $254.9 million and $230.7 million for the three months ended September 30, 2002 and 2001, respectively. The increase of $24.2 million or 10.5% was in part due to acquisitions made during 2001 and 2002 along with increased sales in our valve product lines. Increases in revenue attributable to these acquisitions were approximately $15.0 million, with the remainder of the increases in revenues attributable to our valve products. However, we did experience declines in our instrument, metering and piping specialty product lines due to weak market conditions.

Gross profit was $59.9 million and $71.1 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $11.2 million or 15.8% was as a result of several factors. Although we had positive growth in gross profit of approximately $2.5 million attributable to acquisitions, our metering, piping and instrument product lines experienced a decline in gross profit due to weak market conditions. During the third quarter, we decided to exit certain product lines, and as a result, recorded charges of $3.7 million associated with inventory markdowns. Also during the third quarter, we recorded additional reserves of approximately $5.2 million related to inventory shrinkage and excess and obsolete inventory. In addition, in our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects, also impacting our costs as a percentage of revenues. As a percentage of revenues, gross profit decreased to 23.5% in 2002 from 30.8% in 2001.

Selling, engineering, administrative, and general expenses were $49.2 million and $49.6 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $0.4 or 0.8% was impacted in part by acquisitions and certain restructuring activities. Increases attributable to acquisitions and restructuring charges were approximately $1.0 million and $1.8 million, respectively. Restructuring charges included severance costs of $0.9 million and non-cash charges related to the impairment of assets for an additional $0.9 million. We also incurred other non-cash charges of $0.3 million. These increases were offset in part by the suspension of the amortization of goodwill, which was $2.2 million for the three months ended September 30, 2001. As a percentage of revenue, these costs decreased to 19.3% in 2002 from 21.5% in 2001.

Operating income was $10.7 million and $21.5 million for the three months ended September 30, 2002 and 2001, respectively. This was a decrease of $10.8 million or 50.2%. Although operating income was positively impacted by $1.5 million attributable to acquisitions, it was negatively impacted by inventory markdowns and restructuring charges as discussed above.

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

Measurement Systems. Revenues were $80.8 million and $80.7 million for the three months ended September 30, 2002 and 2001, respectively. The increase of $0.1 million or 0.1% of increased service revenue offset by reduced purchases from major oil customers and general market weakness in the United States and Canada.

Gross profit was $21.7 million and $21.9 million for the three months ended September 30, 2002 and 2001, respectively. This was a decrease of $0.2 million or 0.9%. Gross profit was impacted by unfavorable other variable costs and manufacturing costs. In addition, we incurred $0.2 million in inventory markdowns resulting from our decision to cease manufacturing fuel dispensers at a Canadian manufacturing facility. As a percentage of revenue, gross margins decreased to 26.9% in 2002 from 27.1% in 2001.

Selling, engineering, administrative, and general expenses were $13.6 million and $13.9 million for the three months ended September 30, 2002 and 2001, respectively. This was a decrease of $0.3 million or 2.2%. The third quarter of 2002 was impacted by the suspension of the amortization of goodwill. Amortization expense for goodwill was $0.4 million for the three months ended September 30, 2001. The third quarter of 2002 was impacted by a non-cash charge of $0.5 million for the impairment of certain machinery and $0.4 million of severance for the termination of employees associated with restructuring activities. However, these increases in 2002 were offset by U.S cost reductions of approximately $1.2 million. As a percentage of revenue, these costs decreased to 16.8% in 2002 from 17.2% in 2001.

Operating income was $8.1 million and $8.0 million for the three months ended September 30, 2002 and 2001, respectively. The increase of $0.1 million or 1.3% was primarily a result of the factors discussed above.

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

Gross profit was $17.4 million and $26.9 million for the three months ended September 30, 2002 and 2001, respectively. This decrease of $9.5 million or 35.3% was primarily a result of depressed gas compression volume and intense price competition in our power generation business. As a percentage of revenues, gross margins decreased to 23.8% in 2002 from 29.5% in 2001. Margins were impacted by manufacturing efficiency and rate variances associated with declining production volume, as well as significant price competition in certain of our products. In addition, in the third quarter we recorded an additional $0.5 million of reserves for excess and obsolete inventory in our blower product lines.

Selling, engineering, administrative, and general expenses were $13.5 million and $13.4 million for the three months ended September 30, 2002, and 2001, respectively. This was an increase of $0.1 million or 0.8%. We achieved reductions with lower purchased services of approximately $1.2 million and a reduction of payroll costs of $0.5 million at our natural gas and power generation business. This was offset by higher costs in our blower business, which included a non-cash charge for the impairment of machinery of $0.9 million and termination benefits of $0.3 million associated with restructuring activities. As a percentage of revenue, these costs increased to 18.5% in 2002 from 14.7% in 2001.

Operating income was $3.9 million and $13.5 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $9.6 million or 71.1% was primarily as a result of the factors discussed above.

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

Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001

Consolidated

Revenues. Revenues were $1,210.7 million and $1,136.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $74.0 million, or 6.5%, in revenues was attributable to increases in our flow control segment, which offset decreases in both our measurement and compression and power systems segments. Our flow control segment benefited from acquisitions in 2001 and 2002 as well as increased sales volume in our valve product lines. Our compression and power systems segment was negatively impacted by declines in demand for natural gas compression, as compared to 2001. Our measurement systems segment was negatively impacted by reduced capital spending on retail fuel equipment.

Cost of revenues. Cost of revenues as a percentage of revenues increased to 73.4% in 2002 from 69.3% in 2001. During the year, we experienced sharp declines in the sales of our high margin equipment in our compression and power systems segment, which also impacted our costs as a percentage of revenues. In addition, in our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects and higher manufacturing costs related to throughput issues in a plant in Italy also impacting our costs as a percentage of revenues. Cost of revenues was also impacted by the discontinuation of certain product lines, which resulted in markdowns of inventory of approximately $3.9 million and approximately $5.7 million related to inventory shrinkage and an additional reserve for excess and obsolete inventory.

Gross Profit. Gross profit was $322.3 million and $348.8 million for the nine months ended September 30, 2002 and 2001, respectively. As a percentage of revenues, gross profit decreased to 26.6% in 2002 from 30.7% in 2001, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses were $240.8 million and $247.6 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $6.8 million or 2.7%. Selling, engineering, administrative and general expenses were impacted by higher volume, which includes the impact of acquisitions. In addition, we incurred $2.5 million in expenses related to restructuring activities and $1.4 million related to the impairment of certain assets, and other non-cash charges of $0.3 million. These increases were generally offset by the suspension of goodwill amortization in 2002. For the nine months ended September 30, 2001, selling, engineering, administrative and general expenses included $6.8 million of amortization of goodwill and $7.0 million of expenses related to the closure of a manufacturing facility. Selling, engineering, administrative and general expenses decreased as a percentage of revenues, to 19.9% of revenues in 2002 from 21.8% of revenues in 2001.

Operating Income. Operating income was $81.5 million and $101.2 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $19.7 million or 19.5% was primarily a result of declines in our compression and power systems segment. This segment was impacted by the depressed demand for new gas compression engines.

Interest Expense. Interest expense was $78.8 million and $46.4 million for the nine months ended September 30, 2002 and 2001, respectively. This was an increase of $32.4 million or 69.8%. Interest expense was primarily impacted by the debt incurred as a result of the reorganization in April of 2001 and the write-off of debt issuance costs in 2002. Prior to the reorganization, as part of Halliburton, no third party debt was allocated to us, except for operational accounts payable. As a result, we did not have any significant interest expense for the three months ended March 31, 2001. Interest expense was $0.8 million for the three months ended March 31, 2001, as compared to $20.9 million, excluding the write-off of debt issuance costs for the three months ended March 31, 2002. In addition, during 2002, we extinguished our Tranche A term loans and repaid a portion of our Tranche B term loan, which resulted in the write-off of $15.4 million in the amortization of debt issuance costs.

Provision for income taxes. Provision for income taxes was $5.7 million and $98.3 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the provision was primarily due to a charge to tax expense for the creation of a valuation allowance against deferred tax assets in 2001 as well as a decrease in state and foreign income taxes during 2002 due to changes in taxable income in respective tax jurisdictions. No federal income tax expense or benefit was recorded during fiscal 2002 or 2001 as the Company’s domestic operations generated taxable losses which the Company is unable to carry-back against prior year tax payments. The Company recorded deferred income tax expense of $78.0 million during 2001 in establishing a valuation allowance against the Company’s deferred tax assets as our historical financial results and financial projections do not support the continued recoverability of the deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes.

Bookings and Backlog. Bookings during the 2002 period of $1,157.7 million were 2.8% below bookings during the same period in 2001. Increased bookings in our flow control segment were offset by declines in our measurement and compression and power systems segments. Backlog at September 30, 2002 period was $373.0 million compared to $440.5 million at September 30, 2001, a 15.3% decrease.

Segment Analysis

Flow Control. Revenues were $775.1 million and $638.4 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $136.7 million or 21.4% was in part due to acquisitions made during 2001 and 2002 along with increased sales in valve product lines, in particular, our on/off product lines. Increases in revenue attributable to these acquisitions were approximately $64.5 million, with the remainder of the increases in revenues attributable to our valve products. However, we did experience declines in our instrument and metering and piping product lines due to weak market conditions.

Gross profit was $212.3 million and $207.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $4.4 million or 2.1% was impacted by several factors. We had positive growth in gross profit from our on/off valves, including growth from our acquisitions, which contributed approximately $11.1 million to the increase. This was offset in part by declines in gross profit by our instrument, metering and piping specialty product lines, which was affected by weak market conditions. In addition during the third quarter, we decided to exit certain product lines, and as a result, recorded charges of approximately $3.7 million associated with inventory markdowns. Also during the third quarter, we recorded charges of approximately $5.2 million related to inventory shrinkage and additional reserves for excess and obsolete inventory. As a percentage of revenue, gross profit was 27.4% and 32.6% for the nine months ended September 30, 2002 and 2001, respectively. Our margins were impacted not only by the inventory markdowns but also by the product mixes in our valve product lines. In our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with large international projects and higher manufacturing costs related to throughput issues in a plant in Italy. In the control valve and pressure relief valve product lines, growth in lower margin original equipment sales for new construction business combined with relatively flat higher margin part sales resulted in overall lower margins.

Selling, engineering, administrative, and general expenses were $148.5 million and $137.8 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $10.7 million or 7.8% was impacted in by increased volume that includes the impact of acquisitions. Increases attributable to acquisitions were approximately $2.4 million. In addition, we incurred $1.8 million in restructuring charges and $0.3 million in other non-cash charges. These increases were offset in part by the suspension of the amortization of goodwill, which was $5.6 million for the nine months ended September 30, 2001. As a percentage of revenue, these costs decreased to 19.2% in 2002 from 21.6% in 2001.

Operating income was $63.8 million and $70.1 million for the nine months ended September 30, 2002 and 2001, respectively. This was an decrease of $6.3 million or 9.0%. Although operating income was positively impacted by $5.2 million attributable to acquisitions, it was negatively impacted by the inventory markdowns and other factors, as discussed above.

Bookings were $732.0 million and $691.5 million for the nine months ended September 30, 2002 and 2001, respectively. This was an increase of $40.5 million or 5.9%. Backlog was $279.0 million and $303.7 million at September 30, 2002 and 2001, respectively, a decrease of $24.7 million or 8.1%. Increases in bookings were primarily attributable to increases in our valve product lines, with the most significant increase in our on/off product line. However, we also experienced some decline in bookings in our instrument, metering and piping businesses due to weakened market conditions.

Measurement Systems. Revenues were $225.4 million and $234.4 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $9.0 million or 3.8% was in large part attributable to a decline of purchases by our major oil customers, which contributed to the decline of sales in the United States. We also saw declines in some of our other foreign markets, such as Germany, South Africa and Canada. Declines were offset by increased export sales to Africa and higher service business revenue in Scandinavia.

Gross profit was $57.0 million and $59.9 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $2.9 million or 4.8%. Gross profit was impacted by a decrease in sales volume, offset in part by favorable reductions in other variable costs and manufacturing costs. In addition, we incurred $0.2 million in inventory markdowns related resulting from our decision to cease manufacturing fuel dispensers at a Canadian manufacturing facility. As a percentage of revenue, gross margins decreased to 25.3% in 2002 from 25.6% in 2001.

Selling, engineering, administrative, and general expenses were $41.2 million and $51.7 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $10.5 million or 20.3%. As a percentage of revenue, these costs decreased to 18.3% in 2002 from 22.1% in 2001. However, costs in 2001 were impacted by $7.0 million in expenses related to the closure and relocation of a retail fuel dispenser facility and the suspension of the amortization of goodwill. For the nine months ended September 30, 2001, selling, engineering, administrative and general expenses included $1.2 million of amortization of goodwill. In 2002, our costs were impacted by a non-cash charge of $0.5 million for the impairment of certain machinery and $0.4 million as severance for the termination of employees associated with restructuring activities.

Operating income was $15.8 million and $8.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $7.6 million or 92.7% was impacted by the charges related to the closure of a retail fuel dispenser facility and the suspension of goodwill, as discussed above, which was offset primarily with lower sales volume and charges taken for restructuring activities and the impairment of machinery.

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

Gross profit was $53.0 million and $81.0 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $28.0 million or 34.6%. As a percentage of revenue, gross margin decreased to 24.9% in 2002 from 30.2% in 2001. This decrease was primarily a result of lower sales volume and production and efficiency related variances associated with declining production volume. In addition, in the third quarter, we recorded an additional $0.5 million for reserves for excess and obsolete inventory in our blower product lines.

Selling, engineering, administrative, and general expenses were $38.8 million and $39.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $0.3 million or 0.8% was primarily a result of reductions in spending of various purchased services and a reduction in product promotion and travel, as well as an increase of $1.0 million related to cost recoveries from the U.S. Department of Energy. These reductions were offset in part by increases in our blower business, which also included a non-cash charge for the impairment of machinery of $0.9 million and termination benefits of $0.3 million associated with restructuring activities. As a percentage of revenue, these costs increased to 18.2% in 2002 from 14.6% in 2001. This percentage was impacted by the sharp decrease in revenues, as a result of the factors discussed above.

Operating income was $14.2 million and $41.9 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $27.7 million or 66.1% was primarily impacted by declines in orders for engines used in gas compression, as discussed above.

Bookings were $209.2 million and $253.7 million for the nine months ended September 30, 2002 and 2001, respectively. This was a decrease of $44.5 million or 17.5%. Backlog was $49.6 million and $77.0 million at September 30, 2002 and 2001, respectively. The decline in gas compression demand led to a significant reduction in bookings and backlog on a year over year comparison.

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

Net cash flows generated from operating activities were $86.1 million and $44.7 million for the nine months ended September 30, 2002 and 2001, respectively.

Net cash flows used in investing activities was $32.4 million for the nine months ended September 30, 2002. Net cash flows used in investing activities resulted from the Modern Acquisition and capital expenditures. Net cash flows used in investing activities was $1,350.4 million for the nine months ended September 30, 2001 resulting primarily from cash used to complete the recapitalization transaction and other acquisitions and capital expenditures of $24.4 million.

Net cash flows used in financing activities was $65.0 million for the nine months ended September 30, 2002, resulting primarily from the repayment of debt with the use of the proceeds from the issuance of additional senior subordinated notes and the payment of deferred financing fees. In addition, we issued an additional 250,000 shares of class B common stock for proceeds of $10.0 million. Net cash flow provided by financing activities was $1,368.4 million for the nine months ended September 30, 2001 resulting from the proceeds of the 2001 notes and borrowings under the credit facility, along with cash from the investors, which were used to complete the recapitalization transaction and certain other acquisitions.

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

[1] Excludes a $5.9 premium, which is being amortized over the term of the notes.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB issued FSP 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” The FSP is effective for financial statements issued after October 9, 2003 and extends the effective date for applying the provisions of FIN 46 to variable interest entities created or acquired prior to February 1, 2003, to the first interim or annual period beginning after December 15, 2003. We do not believe that this interpretation will have a material effect on our results of operations and financial position.. We have elected early application of this statement; see Note 3 to our condensed consolidated financial statements.

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

We have restated our financial statements for fiscal years 1998 through 2001 as a result of accounting errors, and our financial statements for fiscal 2000 and earlier periods are unaudited.

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

Some of our customers contribute a substantial amount to our revenues. For the nine months ended September 30, 2002, our largest customer represented approximately 3.4% of total revenues, and our top ten customers collectively represented approximately 15.8% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, was 46.7% for the nine months ended September 30, 2002. Accordingly, our future results could be harmed by a variety of factors, including:

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

We are a highly leveraged company. As of September 30, 2002, we had $964.9 million of outstanding long-term indebtedness, including the current portion of our long-term debt, $32.6 million of short-term notes and a stockholders’ deficit of $264.0 million. This level of indebtedness could have important consequences, including the following:

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

As of September 30, 2002, the notes and the subsidiary guarantees would have been subordinated to $409.0 million of long-term indebtedness, including the current portion, $1.7 million in capital lease obligations, $32.6 million of short-term and approximately $62.2 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

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

We cannot assure you, however, that our business will generate sufficient cash flow from operations that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Futures borrowing under our credit facility are conditioned on our continuing compliance with our financial covenants. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

The guarantors of the notes include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the nine months ended September 30, 2002 of our subsidiaries that are not guarantors were $531.8 million. As of the nine months ended September 30, 2002, those subsidiaries held 47.3% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

Because a substantial portion of our operations are conducted by foreign and non-wholly-owned subsidiaries, our cash flow and our ability to service debt, including our and the subsidiary guarantors’ ability to pay the interest on and principal of the notes when due, are dependent to a significant extent on interest payments, cash dividends and distributions and other transfers of cash from our foreign and non-wholly-owned subsidiaries. In addition, any payment of interest, dividends, distributions, loans or advances by our foreign and non-wholly-owned subsidiaries to us and the subsidiary guarantors, as applicable, could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which our foreign subsidiaries operate. Moreover, payments to us and the subsidiary guarantors by the foreign and non-wholly-owned subsidiaries will be contingent upon these subsidiaries’ earnings.

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

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$—	$0.4	$—	$—	$—	$—	$0.4	$—
Avg. Contract Rate	—	130.2950	—	—	—	—
Euro
Contract Amount	$21.2	$18.6	$—	$—	$—	$—	$39.8	$1.6
Avg. Contract Rate	0.9193	0.9575	—	—	—	—
Related forward contracts to sell GBP
Euro
Contract Amount	$1.4	$—	$—	$—	$—	$—	$1.4	$—
Avg. Contract Rate	0.6316	—	—	—	—	—
Related forward contracts to buy USD
South African Rand
Contract Amount	$0.3	$0.1	$—	$—	$—	$—	$0.4	$—
Avg. Contract Rate	11.3530	11.1457	—	—	—	—
Euro
Contract Amount	$0.7	$—	$—	$—	$—	$—	$0.7	$(0.1)
Avg. Contract Rate	0.9065	—	—	—	—	—
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.3	$0.1	$—	$—	$—	$—	$0.4	$—
Avg. Contract Rate	10.4900	10.9010	—	—	—	—
United States Dollar
Contract Amount	$0.5	$—	$—	$—	$—	$—	$0.5	$—
Avg. Contract Rate	0.09342	—	—	—	—	—
Related forward contracts to buy GBP
Euro
Contract Amount	$0.1	$—	$—	$—	$—	$—	$0.1	$—
Avg. Contract Rate	0.6402	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$0.1	$0.7	$0.7	$0.7	$0.7	$553.0	$555.9	$539.0
Average Interest Rate	9.28%	9.29%	9.30%	9.31%	9.31%	9.35%
Variable Rate	$—	$—	$2.1	$4.2	$4.1	$393.7	$404.1	$404.1
Average Interest Rate	5.26%	6.13%	7.26%	7.96%	7.92%	8.30%
Euro Functional Currency
Fixed Rate	$0.5	$0.9	$0.7	$0.7	$0.6	$0.6	$4.0	$3.9
Average Interest Rate	4.22%	4.32%	4.37%	4.46%	4.50%	4.50%
Variable Rate	$—	$0.1	$0.2	$0.2	$0.2	$0.2	$0.9	$0.9
Average Interest Rate	2.87%	2.72%	3.20%	3.68%	4.07%	4.32%
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$115.0	$—	$—	$—	$—	$115.0	$(3.3)
Average Pay Rate	4.49%	4.49%	—	—	—	—
Average Receive Rate	1.76%	2.11%	—	—	—	—
Pay Variable/Receive Fixed	$—	$100.0	$—	$—	$—	$—	$100.0	$1.9
Average Pay Rate	7.96%	8.62%	—	—	—	—
Average Receive Rate	9.38%	9.38%	—	—	—	—

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

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures both as of September 30, 2002, the end of the period covered by this report, and, because of the late filing of this report, during the weeks preceding the filing of this report. Based upon the foregoing, our chief executive officer and chief financial officer concluded that, as of December 31, 2002, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure and that the following initiatives with respect to our disclosure controls and procedures were required:

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

Item 6. Exhibits and Reports on Form 8-K

a.)	Exhibits

Exhibit No.	Description of Exhibit

*2.1	Agreement and Plan of Merger by and among Dresser, Inc., Dresser, Ltd. and Dresser Mergerco, Inc.

*4.1	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Amended and Restated Investor Rights Agreement.

*4.2	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Sponsor Rights Agreement.

*10.1	Executive Employment Agreement and Exhibit dated October 8, 2002 between Dresser and Steven G. Lamb.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed previously as an exhibit to our Quarterly report on 10-Q, dated November 14, 2002 and incorporated by reference herein.

b.)	Reports on Form 8-K

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