Form 10-K
period 2002-12-31
DRESSER INC
filed 2003-12-12
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year end December 31, 2002

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-60778

DRESSER, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2795365
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

15455 Dallas Parkway, Suite 1100

Addison, Texas 75001

(Address of principal executive offices) (zip code)

(972) 361-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

There is currently no established publicly traded market for the common equity of the Company held by non-affiliates.

The number of shares outstanding of common stock (par value $0.01 per share) as of December 4, 2003 was 1,000.

DRESSER, INC.

Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS

General Business Development

Dresser, Inc. was originally incorporated in 1998, under the name Dresser Equipment Group, Inc. (“DEG”), under the laws of the state of Delaware. Its certificate of incorporation was amended and restated on April 9, 2001. As used in this report, the terms “we,” “our,” “us,” “Dresser” and the “Company” refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

In January 2001, Halliburton Company (“Halliburton”), together with its wholly-owned subsidiary Dresser B.V., signed an Agreement and Plan of Recapitalization with DEG Acquisitions, LLC, an entity owned by affiliates of First Reserve Corporation (“First Reserve”) and Odyssey Investment Partners, LLC (“Odyssey”) to effect the recapitalization of its businesses relating to, among other things, the design, manufacture and marketing of flow control, measurement systems and compression and power systems for customers primarily in the energy industry. Halliburton originally acquired the businesses as part of its acquisition of Dresser Industries, Inc. in 1998. Dresser Industries’ operations consisted of Dresser’s businesses and certain other operating units retained by Halliburton following the consummation of the recapitalization transaction. In order to accomplish this transaction, Halliburton effected the reorganization of various legal entities that comprised the DEG business segment of Halliburton. Simultaneously and contingent upon completion of the recapitalization, the acquisition of certain foreign entities was consummated. This transaction has been accounted for as a leveraged recapitalization. No adjustments or revaluation of Dresser’s historical basis of accounting for operations were required.

In connection with the recapitalization in April 2001, Dresser paid Halliburton approximately $1,300 million to redeem our common equity and acquire the stock of certain of our foreign subsidiaries from Dresser B.V. The recapitalization transaction and related expenses were financed through the issuance of $300.0 million of senior subordinated notes, $720.0 million of borrowings under our credit facility and approximately $400.0 million of common equity contributed by DEG Acquisitions, LLC. Halliburton retained an approximate 5.1% voting interest as part of the recapitalization transaction.

On July 3, 2002, we modified our corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. We are now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. On July 3, 2002, the shares of Dresser were cancelled and the holders thereof became shareholders of Dresser, Ltd. Dresser Holdings, Inc. and Dresser Holdings, Ltd. have no assets or liabilities, other than common stock holdings of Dresser and Dresser Holdings, Inc., respectively, conduct no operations outside of Dresser and have no transactions to date other than those incidental to their formation.

Restatement of our Financial Statements

Our independent auditors for 1998 through 2001, Arthur Andersen LLP, (“Andersen”), have ceased operations. We engaged new independent auditors, PricewaterhouseCoopers LLP (“PwC”), in June 2002 to audit our 2002 financial statements and, upon discovery of errors affecting our 2001 financial statements, also engaged PwC to perform a new audit of our 2001 financial statements. PwC was not engaged to audit, and has not audited, any of our financial statements prior to the year ended December 31, 2001. The Company and PwC have discovered other errors in our financial statements affecting the years 1998 through 2000.

PwC has reported to our audit committee “material weaknesses” and “reportable conditions” under standards established by the American Institute of Certified Public Accountants regarding various elements of our system of internal controls, which contributed to the accounting errors in our financial statements that necessitated the restatement described below. For more information regarding these material weaknesses and reportable conditions, see “—Certain Risk Factors—Our independent auditors have reported to our audit committee material weaknesses and reportable conditions regarding various elements of our system of internal controls” and “Item 9A. Controls and Procedures.” We have conducted a review of the errors requiring restatement, including a separate review by our audit committee to determine what remedial measures were necessary. We believe our management has taken or is in the process of taking the steps necessary to correct the errors and avoid similar errors in the future. For more information regarding the steps we have taken or are in the process of taking, see “Item 9A. Controls and Procedures.”

We concluded that re-audits of the years 1998 through 2000 were impracticable in light of the change in ownership and control of the Company in early 2001, and subsequent changes in personnel, records, consolidations and operating realignments. Because our then independent auditors have ceased operations, we are unable to give effect to the corrections without rendering fiscal years 1998 through 2000 unaudited and, accordingly, the financial statements at December 31, 2000 and all earlier periods are presented as unaudited.

We have not amended our annual report on Form 10-K for the year ended December 31, 2001 or our quarterly reports on Form 10-Q for any period prior to that date, and the financial statements and related financial information contained in such reports should no longer be relied upon.

This report gives effect to our restatements of our financial statements for 1998 through 2001. The following is a summary of accounting errors and restatements; the tables reflect the impact as an increase or (decrease) to the financial statement caption:

Errors in carve-out financial statements:

From 1998 to 2001, our carve-out financial statements incorrectly excluded certain restructuring charges, legal settlements and deferred tax assets that were specifically related to the DEG business unit of Halliburton. The impact of these items on our financial statements for 1998 through 2001 is as follows:

	2001	2000	1999	1998
	(in millions)
Balance sheet impact:
Long-term assets	2.0	80.0	80.0	80.0
Accrued expenses	(2.1)	(0.1)	—	—
Other long-term liabilities	12.8	13.1	9.5	8.9
Shareholder’s deficit/Divisional equity	(8.7)	67.0	70.5	71.1

Statement of operations impact:
Cost of revenues	—	—	—	7.9
Selling, engineering, administrative and general expenses	5.6	0.2	4.6	10.0
Operating income	(5.6)	(0.2)	(4.6)	(17.9)
Provision for income taxes	(10.4)	10.5	—	—
Net income	4.8	(10.7)	(4.6)	(17.9)

Errors in leveraged recapitalization transaction:

As described in Note 1 to our financial statements, our leveraged recapitalization transaction comprised two interdependent components: the recapitalization of DEG and the acquisition of certain foreign operations of Halliburton. These related transactions should have been accounted for as a single transaction. We had accounted for the acquisition of the foreign operations incorrectly by applying the principles of purchase accounting to that acquisition. In addition, we incorrectly valued the pension and postretirement benefit obligations and assets associated with this transaction at purchase accounting values instead of at historical costs. We also did not give recognition to liabilities assumed for our participation in Halliburton’s single employer postretirement obligations nor did we reflect the retention of certain liabilities for legal exposures and other risk management matters by Halliburton. In addition, we determined a full valuation allowance was necessary for the domestic deferred tax assets at the date of the leveraged recapitalization based upon the impact of the incurrence of significant indebtedness and associated interest expense on our restated historical financial statements. The impact of the restatement of these items on our 2001 and 2000 financial statements is as follows:

	2001	2000
	(in millions)
Balance sheet impact:
Deferred tax assets	$(102.1)	$—
Prepaid and intangible pension assets	59.7	24.7
Goodwill	(112.0)	—
Accrued expenses	(16.4)	—
Pension and other retiree benefit obligations	80.3	(15.9)
Other long-term liabilities	(1.3)	—
Shareholders’ deficit/Divisional equity	(217.0)	40.6

Statement of operations impact:
Selling, engineering, administrative and general expenses	(3.4)	(4.8)
Operating income	3.4	4.8
Provision for income taxes	79.0	—

Net income	$(75.6)	$4.8

Errors in reserves:

Reserves were established in 1999 and prior periods while we were part of Halliburton that were incorrectly included in the 1999 carve-out financial statements. From 1999 through 2001, we inappropriately offset expenses against these reserves. In particular, certain other expenses were incorrectly accounted for in amount, timing, or business segment. The impact of the restatement on 1999 through 2001 is as follows:

	2001	2000	1999
	(in millions)
Balance sheet impact:
Current liabilities	$—	$(2.0)	$—
Long-term liabilities	(10.1)	(32.1)	(63.8)
Shareholders’ deficit/Divisional equity	10.1	34.1	63.8

Statement of operations impact:
Cost of revenues	1.8	3.0	—
Selling, engineering, administrative and general expenses	20.4	28.4	7.2
Operating income	$(22.2)	$(31.4)	$(7.2)

Other errors:

We made other errors in our 1999, 2000 and 2001 financial statements, principally related to accounting for various accrued liabilities, restructuring charges, revenue recognition, capitalized costs, inventory and deferred financing fees, as well as in our intercompany and equity accounts, the effects of which are as follows:

	2001	2000	1999
Balance sheet impact:
Current assets	$(8.7)	$(6.4)	$—
Long-term assets	(34.5)	(25.0)	(15.5)
Current liabilities	(15.0)	(4.3)	(1.5)
Long-term liabilities	(4.8)	—	—
Mandatorily redeemable common stock	7.9	—	—
Shareholders’ deficit/Divisional equity	(31.3)	(27.1)	(14.0)

Statement of operations impact:
Revenue	(3.6)	(5.3)	—
Cost of revenues	2.2	(1.7)	—
Selling, engineering, administrative and general expenses	18.2	1.3	9.0
Operating income	(24.0)	(4.9)	(9.0)
Interest expense	(0.1)	—	—
Other income (deductions)	1.1	(0.1)	—
Income before taxes	(22.8)	(5.0)	(9.0)
Provision for income taxes	(14.2)	(12.2)	(8.0)
Net income	$(8.6)	$7.2	$(1.0)

Errors in the statement of cash flows:

In addition to the effects of the errors described above on our statement of cash flows, we made errors in our 2001 statement of cash flows, the correction of which resulted in a net decrease in operating cash flows of $46.9 million, an increase in cash flows from investing activities of $2.2 million, an increase in cash flows provided by financing activities of $45.0 million and a decrease of $0.3 million on the effects of translation adjustments on cash.

We have also restated our 2001 and 2000 cash flows statements to reflect the impact of other errors found in our intercompany reconciliation process. The impact of these errors was to increase operating cash flows by $4.4 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively.

	2001	2000
	(in millions)
Statement of Cash flows:
Cash flows from operating activities	$(42.5)	$0.1
Cash flows from investing activities	2.2	—
Cash flows from financing activities	45.0	—
Effect of translation adjustments on cash	(0.3)	—

Net change to cash flows	$4.4	$0.1

Reclassifications:

We have reclassified equity earnings of unconsolidated subsidiaries from revenues to a separate line item on the financial statements. The impact was to reduce revenues in 2001 and 2000 by $2.1 million and $0.8 million, respectively. We have also reclassified progress billings to customers from a reduction of inventory to deferred revenue. The impact was to increase inventory and deferred revenue by $2.0 million in 2001 and $1.9 million in 2000.

Summary of Restated Items

The following table presents, on a condensed basis, the aggregate impact of the restatement adjustments on our previously reported 2001 balance sheet:

	2001	2001
	As previously reported	As restated
	(in millions)
Current assets:
Cash and equivalents	$97.2	$101.7
Receivables	316.2	303.0
Inventories	328.3	330.5
Other current assets	10.4	10.2

Total current assets	752.1	745.4
Property, plant and equipment, net	235.9	235.0
Prepaid and intangible pension assets	—	59.7
Goodwill	408.7	263.9
Other long-term assets	193.0	92.1

Total assets	$1,589.7	1,396.1

Current liabilities:
Accounts and notes payable	$245.3	$234.3
Other accrued expenses	147.7	127.3

Total current liabilities	393.0	361.6
Pension and other retiree benefit obligations	214.3	279.2
Long-term debt	1,000.0	992.0
Other liabilities	26.0	45.9

Total liabilities	1,633.3	1,678.7

Mandatorily redeemable common stock	—	7.9

Total shareholders’ deficit	(43.6)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,589.7	$1,396.1

The following table presents the effect of the restatement adjustments on shareholders’ deficit for the period ended December 31, 2001:

2001
(in millions)
Shareholders’ deficit, as previously reported	$(43.6)
Errors in carve-out financial statements	(8.7)
Errors in recapitalization transaction	(217.0)
Errors in reserves	10.1
Other errors	(31.3)

Shareholder’s deficit, as restated	$(290.5)

The following table presents, on a condensed basis, the impact of the restatement adjustments on our previously reported statements of operations for the periods ending December 31, 2001, 2000, 1999 and 1998, respectively:

	2001	2001	2000	2000
	As previously reported	As restated	As previously reported	As restated
	(in millions)
Revenues	$1,545.8	$1,540.1	$1,408.5	$1,402.4
Cost of revenues	1,075.2	1,079.2	963.3	964.6

Gross profit	470.6	460.9	445.2	437.8
Selling, engineering, administrative and general expenses	303.9	344.7	274.7	299.8

Operating income	166.7	116.2	170.5	138.0
Equity earnings of unconsolidated subsidiaries	—	2.1	—	0.8
Interest expense	(68.7)	(68.6)	(2.7)	(2.7)
Other income, net	1.5	2.6	9.1	9.0

Income before taxes	99.5	52.3	176.9	145.1
Provision for income taxes	(42.7)	(97.1)	(68.1)	(66.4)

Net income (loss)	$56.8	$(44.8)	$108.8	$78.7

	1999	1999	1998	1998
	As previously reported	As restated	As previously reported	As restated
	(in millions)
Revenues	$1,432.6	$1,431.3	$1,587.8	$1,586.5
Cost of revenues	993.7	993.7	1,118.3	1,126.2

Gross profit	438.9	437.6	469.5	460.3
Selling, engineering, administrative and general expenses	293.9	314.7	342.5	352.5

Operating income	145.0	122.9	127.0	107.8
Equity earnings of unconsolidated subsidiaries	—	1.3	—	1.3
Interest expense	(1.8)	(1.8)	(2.8)	(2.8)
Other income, net	2.9	2.9	1.3	1.3

Income before taxes	146.1	125.3	125.5	107.6
Provision for income taxes	(56.2)	(48.2)	(48.3)	(41.4)

Net income	$89.9	$77.1	$77.2	$66.2

The following presents the effect of the restatement adjustments on income for the periods ended December 31, 2001, 2000, 1999 and 1998, respectively.

	2001	2000	1999	1998
		(unaudited)	(unaudited)	(unaudited)
	(in millions)
Income before taxes, as previously reported	$99.5	$176.9	$146.1	$125.5
Errors in carve-out financial statements	(5.6)	(0.2)	(4.6)	(17.9)
Errors in recapitalization transaction	3.4	4.8	—	—
Errors in reserves	(22.2)	(31.4)	(7.2)	—
Other errors	(22.8)	(5.0)	(9.0)	—

Income before taxes, as restated	$52.3	$145.1	$125.3	$107.6

Provision for income taxes, as previously reported	$(42.7)	$(68.1)	$(56.2)	$(48.3)
Errors in carve-out financial statements	(10.4)	10.5	—	—
Errors in recapitalization transaction	79.0	—	—	—
Other errors	(14.2)	(12.2)	(8.0)	(6.9)

Provision for income taxes, as restated	$(97.1)	$(66.4)	$(48.2)	$(41.4)

Net (loss) income, as restated	$(44.8)	$78.7	$77.1	$66.2

Fourth Quarter 2001 Adjustments

The Company recorded a number of adjustments in the fourth quarter of 2001. Some portion of the charges to fourth quarter operations resulting from these efforts, $7.8 million, may relate to earlier quarters of 2001; however the Company does not have sufficient information to identify all specific charges attributable to individual prior quarters of 2001 and, accordingly, recorded them in the fourth quarter of 2001. Management believes there were no material fourth quarter adjustments, that may relate to earlier quarters, in the year ended December 31, 2002.

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers including major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region in 2002 consisted of North America (52.1%), Europe/Africa (24.3%), Latin America (9.0%), Asia (9.6%) and the Middle East (5.0%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the year ended December 31, 2002, we generated revenues of $1,589.4 million, operating income of $82.9 million and a net loss of $23.2 million.

We offer our customers highly engineered products and services used to produce, transport, process, store and distribute oil and gas and their by-products. Because many of our products are used in mission-critical applications, our customers often require us to meet internal, government and industry standards, an expensive process that can take years, in order to reduce the likelihood of costly system failures. Our products are often developed and engineered in cooperation with our customers for specific applications. The purchasing decisions for these customized products are driven primarily by product performance, technical specifications and the ability to deliver service and support rather than solely by price. We are increasingly combining our products and services to develop integrated solutions to meet our customers’ needs.

We believe that our installed base of energy infrastructure equipment is one of the largest in the world in the markets we serve. This significant installed base provides us with a recurring demand for replacement parts and equipment upgrades and a substantial platform to expand our aftermarket service business. A significant portion of replacement equipment, parts and maintenance services in our businesses is awarded to the original equipment manufacturer. Aftermarket parts and services typically carry higher margins than our original equipment sales, and accounted for approximately 22% of our revenues in 2002.

Competitive Strengths

We believe the following competitive strengths position us to enhance our growth and profitability:

•	Worldwide Market Leader. Originally founded in 1880, Dresser has a long history of leadership and innovation in the energy infrastructure industry. We believe that we have a leading market position in most of our served markets. We operate in over 100 countries worldwide through a global sales and service network of over 400 direct sales and service representatives, 900 independent distributors and 300 authorized service centers. Our brands are well-known for quality and performance. We have developed many technological and product breakthroughs in our markets, and produce some of the most advanced products available in each of our businesses. These products typically command higher margins than our other products and help us maintain a strong market position. Our brand identities have earned customer loyalty in each business segment, help us capture aftermarket business and assist us in obtaining additional business, particularly as our customers look to procure from fewer manufacturers who can supply and service them globally.

•	Established Approved Vendor Status. The majority of our revenues are derived from products that are used in processes involving volatile or hazardous gases and liquids where the consequences of product failure can be severe. Because of the potential impact of failures, our customers often limit the number of their approved vendors and require that products complete extensive testing and qualification programs before being used. Also, our customers are reluctant to replace proven equipment designs with those of new or unknown manufacturers. Completing the required testing and qualification for placement on approved vendor or product lists can take several years and may require large capital expenditures. Our products hold over 120 regulatory and industry approvals or certifications worldwide and are approved for use by almost all major energy customers. We believe that our reputation and history of previous qualification and certification as an approved vendor provides us with a competitive advantage.

•	Benefits of a Large Installed Base. We believe that our global installed base of products is among the largest in each of our business segments. Many of our product lines require ongoing maintenance and parts replacement, which provides us with a recurring source of revenues that typically carry higher margins than our original equipment sales. Our aftermarket business accounted for approximately 22% of our revenues in 2002 and enables us to maintain strong customer relationships and increase our understanding of our customers’ needs.

•	Well Positioned to Provide Global Integrated Solutions. With a manufacturing, sales or service presence in over 100 countries, we believe that our global reach and broad product offering provide a significant advantage in competing for business from large, multinational customers. Our customers are increasingly seeking to outsource the service, maintenance and management of their facilities and equipment, as they redefine their core competencies away from building and maintaining fixed assets and seek to reduce their total costs of ownership. We believe that our comprehensive array of products and services and global presence allow us to compete successfully for a broader range of multinational projects and provide the design, engineering and aftermarket support that our customers demand.

•	Strong Relationships With Customers. We sell our products globally to more than 10,000 customers. We have long-standing relationships with the world’s major oil companies, multinational engineering and construction companies and other Fortune 500 firms. Our top ten customers for 2002 included Shell, ExxonMobil, BP and Halliburton. We often work directly with our customers’ design and engineering departments to develop products to meet specific infrastructure needs or other customer requirements. For example, we collaboratively designed, engineered, fabricated and tested several innovative high pressure control systems for the subsea pipelines that transport oil and gas produced by TotalFinaElf and Shell operated oil and gas fields in the North Sea.

Business Strategy

•	Capitalize On Favorable Energy Infrastructure Trends. As a worldwide market leader, we believe we are well positioned to benefit from the expected long-term growth in energy infrastructure investment. In particular, our product and service offerings for our natural gas and power generation customers position us to benefit from increases in demand in these sectors.

•	Increase Operational Efficiency and Cash Flows. We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flows. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flows.

•	Expand Our Product Line and Exploit Recently Developed Products. Throughout our long history, we have worked closely with our customers to develop products that meet their specific requirements. We are developing new technologies that transmit control and measurement data generated by our products that allow our customers to remotely monitor the performance of their plant and equipment. These technologies can substantially lower operating costs for our customers. For example, Transco/British Gas uses our LogMan™ software and regulators to remotely monitor pressure and control natural gas delivery in the United Kingdom. In addition, we are developing products that remotely transmit predictive maintenance information to our customers, thereby reducing unexpected downtime. We believe these technologies represent an opportunity for increased revenues from both new product sales and upgrades to our existing installed base.

Products and Services

We have three business segments: flow control, measurement systems, and compression and power systems. Our businesses are organized around the products and services provided to the customers they serve. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. We believe these changes will better serve our customers. Although we still report under three reportable segments, the operating units that comprise each reportable segment have changed. The flow control segment consists of all of the previous valve and actuator product lines with the addition of the instruments, meters, regulators, and piping specialties product lines. We have aggregated these product lines into this segment as we believe these product lines are similar in nature, have similar economic characteristics, serve the same type or class of customer and have similar distribution and production processes. Measurement systems primarily reflect the results of the retail fueling product line. The compression and power systems segment components have not changed and the segment continues to report the results of the natural gas engine and industrial blower product lines. Segment and geographic financial information appear in Note 19 of our financial statements located elsewhere in this report.

Flow Control

Our flow control segment manufactures control valves, on/off valves, pressure relief valves and actuators. We serve the oil and gas production, transportation, storage, refining, petrochemical and power generation sectors of the energy industry. We believe we produce one of the most complete valve product lines for the energy infrastructure industry, including both standard and customized product offerings. Our broad portfolio of products, combined with a global sales and service network, positions us as one of the preferred global flow control solutions providers. In addition, our technical expertise and product knowledge allow us to be one of a few global vendors who can meet the needs of our most demanding energy customers, including specially-designed products for deep-water and severe service applications. Our valve products compete at unit price levels ranging from $200 to over $500,000.

In addition to valve products, our flow control segment also designs, manufactures and markets four primary product lines: meters, instruments, integrated flow systems and piping specialties. Demand for these products is driven primarily by natural gas consumption and infrastructure spending in the hydrocarbon and chemical process industries. Customer trends such as integration of information technology systems with “smart” equipment and increased outsourcing of metering and monitoring services are also expected to drive demand in this market.

Historically, demand for our flow control products has been driven by the dynamics of the energy industry and in particular by energy infrastructure spending. Demand for valve products has therefore been greatest in industrialized nations throughout North America and Europe. In the future, we expect that growth will primarily be driven by upgrading existing products, the development of new applications and increasing demand in developing regions such as Latin America, Asia and Africa. Demand for meters, instruments, integrated flow systems and piping specialties has historically been strongest in North America and Europe, with future growth expected in Latin America, Asia and the Middle East as industrialization continues.

On/off valves, which are sold under the Control Seal™, Grove®, Ledeen™, Ring-O®, TK®, Tom Wheatley™, Wheatley® and Texsteam™ brand names, are typically used in applications that either require flow to be completely on or off or have limited flow adjustment capabilities. Included in this category are: ball, gate, globe, check and butterfly valves. We have designed and patented hundreds of specialized on/off valve products. Among other new product development programs, we are designing subsea ball and check valves for deep-water oil and gas development, fire-proof valves, severe service valves, liquefied natural gas valves and more cost-effective rising-stem ball valves. Many of these valves are custom manufactured from specialty materials to handle the demanding environments in which they will be used and to meet our customers’ stringent specifications.

Control valves, which are sold under the Masoneilan®, and Becker Precision Equipment (BPE™) brands, are used primarily in applications that require continuous and accurate control of flow rates. Control valves adjust flow passage size at the direction of remote signals emanating from an external control system. We are developing new “smart” technologies that transmit control and measurement data generated by our products to our customers’ service systems that remotely monitor the performance of their plant and equipment. These technologies can substantially lower operating costs for our customers. In addition, we are developing products that remotely transmit predictive maintenance information, thereby avoiding unexpected downtime. We believe providing smart capabilities to enhance our existing product lines will be an important driver of growth in our valve business over the next several years. We are currently marketing smart valve products with both analog and digital communication interfaces. We expect demand for digital products to grow significantly in the future as this relatively new communication interface matures. We have established a product development and marketing alliance with Yokogawa Electric Corporation, a leading Japanese process control systems provider, in order to offer our customers integrated valve and control system solutions. These integrated solutions and smart products typically command higher margins than our standard valve product offerings.

Pressure relief valves, including both safety and safety relief valve types, are used to protect process equipment from excessive pressure. We sell our pressure relief valves to the power generation, oil and gas, and refining and petrochemical industries under the Consolidated® brand name. We are developing new products for use in growing applications, including enhanced pilot operated safety valves for use in offshore and liquefied natural gas applications.

Meters, pressure regulators and piping specialties, which are sold primarily to customers in the natural gas industry under the Roots®, Mooney™ and Dresser® brand names, are used for volume measurement and pressure regulation. These products are sold at unit prices ranging from approximately $400 to over $82,500. We sell complete, integrated natural gas control stations that can be used by a utility to regulate distribution of low-pressure natural gas from high-pressure transmission pipelines. These control stations typically combine a number of our products such as valves, meters, pressure sensors and regulators into a complete system solution. Historically, a utility would have performed the engineering and design necessary to build these stations to regulate gas pressure and flow, bid out the component parts and contracted for the assembly and installation. We can provide utilities with a total system solution at a lower overall cost.

Instrument products consist primarily of pressure and temperature instrumentation manufactured for oil and gas, refining, chemical, industrial and commercial customers worldwide. These products are used by our customers to monitor pressure, temperature, pH levels, and flow rates of gases and liquids. Our key instrument brands and related products are Ashcroft® pressure and temperature instruments, Heise® precision testing and calibration devices and digital and analog transducers, Ebro™ portable electronic instruments and Ashcroft® utility gauges, which are designed specifically for high reliability of service. Our instrument products range in price from $1 to over $5,500 per unit.

Our flow control segment’s other products, sold under the Ledeen™, Texsteam™ and Nil-Cor® brands, include chemical injection pumps; high-alloy gate, globe, check and ball valves; compact and linear electric actuators; and composite ball, butterfly and check valves. Our actuator products, which are used to control valve movement, are often sold in packages for use with our other products, such as our subsea actuators used in conjunction with our subsea on/off valve technology.

Our flow control segment’s strength as a product leader is enhanced by its service capabilities. These services include preliminary design, application engineering, design testing, production and installation, project management, operation and maintenance training, preventive/predictive maintenance programs and inventory management services.

Measurement Systems

Our measurement systems segment consists of retail fueling, which is a leading supplier of fuel dispensers, pumps, peripherals, point-of-sale and site monitoring systems and software for the retail fueling industry. In March 2003, we acquired certain retail fuel dispenser and point of sale system assets of Tokheim North America and its MSI business unit. We have substantially integrated these assets into our Wayne business unit.

We have marketed our retail fuel systems for approximately 100 years under the Wayne® brand. As an industry pioneer, we were the first to introduce self-service consoles and fuel blending dispensers to service stations. More recently, we introduced the first in-pump card readers and cash acceptors, the first use of microcomputers in fuel processing systems, the first in-pump radio frequency identification payment systems such as Speedpass® (a registered trademark of ExxonMobil) and the first dispenser mounted touch screen payment/communication systems. We also produce regulatory agency approved vapor recovery systems that reduce gasoline vapor emissions into the atmosphere during the fueling process. We continue to develop and market innovative technologies that allow our customers to reduce costs, increase throughput and improve profits at their locations.

Demand for our systems and other products over recent years has been affected by a reduced level of capital spending by our customers. We typically would expect our customers to upgrade, rebrand or replace their equipment prior to the end of its useful life, to introduce new customer convenience features, support new marketing initiatives, or to comply with government regulations. Over the last few years however many of our major oil customers have delayed upgrading or replacing their equipment. High volume retailers, such as Sam’s Club, Kroger and Safeway have entered the domestic retail fuel market, generating demand for new equipment, software and service. These retailers typically utilize twice as many fuel dispensers per location as traditional retail fueling stations.

Our core product line consists of a wide variety of fuel dispensers, including Ovation®, Global Century™, VISTA™ and Global Star™. Our basic fuel dispenser design supports single and multiple hose configurations that can measure and dispense dedicated or blended fuel. Our fuel dispensing platforms can be expanded to include card processing terminals, cash acceptors, bar code scanners, radio frequency identification payment systems, keypads, printers and graphic displays to allow consumers to purchase and pay for fuel and other items at the pump. In addition, our dispensers are usually designed and graphically detailed in collaboration with our customers to meet their precise image standards. Our retail fuel dispensers range in price from $2,800 to over $15,000 per unit.

We also design and market self-service control and point-of-sale systems for the retail fueling industry. These enterprise software solutions are designed to support our retail customers’ efforts to improve back office efficiency and record keeping, reduce labor hours and improve retail margins. For example, our Nucleus® system, which is an open architecture, PC based point-of-sale system, is designed to support larger convenience store formats that feature a wide selection of in-store merchandise and services. As the hub of all store operations, the Nucleus® system interfaces with a wide variety of peripherals and systems, enabling cashiers and managers to monitor and manage store operations efficiently. The Nucleus® system also supports back office functions including inventory control, price book management, employee management and site administration. In addition, we were one of the first to introduce a fully integrated point-of-sale system that combined the functionality of a self-service control console, electronic cash acceptor and card processing system into a single countertop terminal called the Wayne Plus/3™ terminal. We have deployed 10,000 of these systems in over 9,000 locations. Our software systems range in price from $7,000 to over $16,000.

In connection with our product development initiatives, we have entered into a number of important strategic alliances with technology partners to enhance and broaden our retail product offerings. For example, our alliance with Texas Instruments was important in our development of advanced pay-at-the-pump technologies, including Speedpass®, which allows consumers to buy fuel with the wave of a radio frequency key fob.

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

Compression and Power Systems

Our compression and power systems segment is a leader in the design, manufacture and marketing of natural gas fueled engines used primarily for natural gas compression and distributed power generation. Most natural gas compression applications involve pressurizing gas for delivery from one point to another, typically from lower pressure wells to higher pressure gathering and pipeline systems. Compression is also used to reinject natural gas into oil wells to help lift liquids to the surface and to inject gas into underground reservoirs. Distributed power generation is the use of onsite electric generators for primary, supplemental or back-up power in areas where existing power sources are unreliable or costly. Our product offering ranges from 85 to 4,500 horsepower (75 to 3,300 kilowatt) engines and power generation packages with a base wholesale price range of $29,000 to over $1,200,000. We also manufacture positive displacement and centrifugal equipment covering applications requiring deep vacuum to 40 PSI with flows from 2 CFM to 350,000 CFM in bare blowers, or complete packages and controls. Our power systems and compression products are sold under the Waukesha® and Roots® brand names both directly to end users and through a network of independent distributors worldwide. We believe we have the largest installed base of natural gas fueled industrial engines in the world as a result of our long history and leading market position.

Long-term demand for our compression and power system products is primarily a function of worldwide energy consumption and infrastructure spending. Demand in this segment, particularly in gas compression applications, is cyclical and subject to periodic downturns which have caused revenue and earnings declines in the past. Over the long-term we view distributed power generation as an opportunity for future revenue growth in this segment. We believe favorable environmental, regulatory and cost characteristics of natural gas compared to other energy sources and the relatively wide dispersion of gas reserves throughout the world will favor its use in power generation. The need for “clean” power for high tech equipment, uncertainty about electrical utility deregulation and lack of infrastructure in underdeveloped nations are potential sources for growth in demand. Improved infrastructure for developing nations will also drive our blower business growth in the future, especially in waste water treatment and power generation applications.

We believe we have developed some of the most reliable and durable engines and blowers in our industry. These products provide our customers with low total cost of ownership through long intervals between overhauls, high equipment uptimes and predictable service schedules. We typically expect our VHP® engine model to operate in excess of 40,000 hours at 98% rated uptime before requiring a major overhaul. Engine reliability is essential because they are frequently used in mission-critical applications or in remote locations where the cost of failure is extremely high. For example, two of our engines provide standby power for Chicago’s 911 Emergency Communications Center and seven of our top-of-the-line engines drive compressors at a remote gas storage facility in Aitken Creek, British Columbia.

The aftermarket in both the natural gas compression and distributed power generation markets is substantial. Our natural gas engines typically run continuously for years at a time, creating a regular need for maintenance services and replacements parts. Our customers typically spend many times the initial purchase price of one of our engines in service, upgrades and maintenance costs over its lifetime. As a result, our aftermarket parts and services revenues are an important part of our business, representing approximately 43% of our total natural gas engine related revenues in 2002. We currently maintain a significant market share for our aftermarket parts as our customers tend to be more focused on reliability than price when servicing our engines.

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

Competition

As one of a small group of major competitors in each of our business lines, we encounter intense competition in all areas of our business. Our businesses typically are characterized by fewer than ten manufacturers that together account for the majority of each market and a large number of smaller competitors who divide the remainder. The primary bases of competition include product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. We believe the significant capital required to construct new manufacturing facilities; the production volumes required to maintain low unit costs; the need to secure a broad range of reliable raw material and intermediate material supplies; the significant technical knowledge required to develop high performance products, applications and processes and the need to develop close, integrated relationships with customers serve as disincentives for new market entrants. Some of our existing competitors, however, have greater financial and other resources than us.

Sales and Marketing

We market our products and services worldwide through our established sales presence in over 100 countries and a manufacturing or support facility presence in over 22 countries. We believe our proximity to customers has historically been an important sales advantage.

Our sales force is comprised of over 400 direct sales and service representatives and an extensive global network of over 900 independent distributors and over 300 authorized service centers who sell our products and provide service and aftermarket support to our installed base. Due to the long operating history of our business, many of our distributor relationships are longstanding and exclusive to us. For example, our flow control business is supported by an independent global network of over 100 Green Tag® and Masoneilan Authorized Repair Centers (MARC®), the majority of which represent long-term relationships. We also offer training programs for some of our independent distributors, allowing them to reach increasingly higher levels of certification. Our most highly qualified independent distributors are often able to command higher aftermarket service margins as a result of their expertise and tend to be our most loyal distributors. Most of our distributor agreements are terminable at any time by either us or the distributor, subject to short notice periods.

We believe the performance driven nature of our products has fostered close working relationships with our customers. Our marketing strategy is to leverage our strong brand reputations and technical expertise to develop new products and achieve qualification and certification as an approved vendor. For example, our measurement systems segment has successfully targeted the domestic high volume retail market for gasoline through a systematic marketing and technology development effort, securing significant share of this market. We have worked to enhance our competitive position by aggressively pursuing alliance relationships with our key customers whereby we work directly with our customers’ design and engineering departments to develop products to meet specific infrastructure needs or other customer-specific requirements. The compression and power systems segment has strategically positioned itself with certain customers in the gas compression market by selling engines directly to them. These customers include four major gas compression packagers and seven medium size packagers. All four of the major packagers operate gas compressor lease fleets of their own or provide contract compression services.

Customers

We sell our products and services to more than 10,000 customers, including most of the world’s major oil companies, multinational engineering and construction companies and other Fortune 500 firms. Many of our customers purchase products and services from each of our three operating segments. Our customer base is geographically diverse, with 52.1% of our 2002 revenues in North America, 24.3% in Europe/Africa, 9.0% in Latin America, 9.6% in Asia and 5.0% in the Middle East. Our top ten customers in 2002 included Shell, ExxonMobil, BP and Halliburton and accounted for 15.6% of our revenues. Our largest customer accounted for approximately 2.8% of our revenues in 2002.

Backlog

Backlog at the end of 2002 was $349.1 million, a 16.8% decrease over a backlog of $419.5 million at the end of 2001. Of our backlog at year-end 2002, we expect approximately 98% to be filled during 2003.

Raw Materials

The main raw materials we use are commodity metals, forgings, castings, fasteners, and electronic circuitry. We seek to purchase raw materials globally to benefit from low cost sources. Substantially all our raw materials are purchased from outside sources and are readily available. However, the availability and prices of raw materials may be subject to curtailment or change due to, among other things, the supply of, and demand for, such raw materials, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in exchange rates and worldwide price levels.

Manufacturing

Our manufacturing processes generally consist of fabrication, machining, component assembly and testing. Many of our products are designed, manufactured and produced to order and are often built in compliance with specific customer requirements. We have actively rationalized our manufacturing footprint which entails combing, closing or relocating some of our facilities. See “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Restructuring and Other Exit Activities.”

To improve productivity, we are implementing a variety of manufacturing strategies including cellular manufacturing, just-in-time process engineering and the outsourcing of the fabrication of subassemblies and components of our products. Our manufacturing operations are conducted in 48 locations around the world. We typically own the plants and equipment at our facilities and the underlying real property but intend to increasingly utilize leased facilities as we relocate or consolidate manufacturing operations. We believe that we have sufficient production capacity to meet demand over the next several years.

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

Research And Development

We invest in research and development each year in order to maintain our product leadership positions. We have developed many of the technological and product breakthroughs in our markets and produce some of the most advanced products available in many of our businesses. We believe we have significant opportunities for growth by developing new products and services that offer our customers greater performance and significant cost savings. These opportunities include developing “smart” valves, instruments and meters, new retail fuel point-of-sale payment technologies and additional natural gas fueled engine models operating at greater efficiencies. Potential end users for these technologies include most of our existing customer base as well as customers of our competitors.

We are also actively engaged in research and development programs designed to advance the design of products to meet specific functional and economic requirements and manufacturing methods. In particular, we have begun efforts to redesign many of our products to use common components. These engineering efforts span many of our businesses. We have also placed special emphasis on ensuring that newly developed products are compatible with, and build upon, our existing manufacturing and marketing capabilities.

Each of our business segments maintains its own research and development staff. Our research and development expense was $21.2 million, $26.7 million, and $29.0 million, for the years ended December 31, 2002, 2001, and 2000, respectively. We believe current expenditures are adequate to sustain ongoing research and development activities.

Intellectual Property

We rely on a combination of patents, trademark, copyright and trade secret protection, employee and third-party nondisclosure agreements and license arrangement to protect our intellectual property. We sell most of our products under a number of registered trade names, which we believe are widely recognized in the industry. In addition, many of our products and technologies are protected by patents. No single patent, trademark or trade name is material to our business as a whole. We anticipate we will apply for additional patents in the future as we develop new products and processes.

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

Employees

We had approximately 7,900 employees worldwide as of December 31, 2002. Of our employees, approximately 54.0% are located in the U.S. and 46.0% are outside the U.S.

Approximately 40.0% of our employees in the United States (22.0% of our global workforce) are covered by collective bargaining agreements.

We have long-term labor agreements with United Automobile, Aerospace and Agricultural Implement Workers of America, Local Union 470 in Massachusetts, United Automobile, Aerospace and Agricultural Implement Workers of America Union Local 1118 in Indiana, International Association of Machinists & Aerospace Workers, AFL-CIO, District 10 in Wisconsin, United Steelworkers of America AFL-CIO, Local 8040 in Texas, International Brotherhood of Teamsters, Chauffeurs, Warehousemen, Local 145 in Connecticut, International Association of Machinists & Aerospace Workers, AFL-CIO, Local 1644 in Pennsylvania, Paper, Allied-International Chemical & Energy Workers International Union, AFL-CIO, CLC, Local 5-0399 in Kentucky, and the International Brotherhood of Teamsters, Local 145 in Connecticut. In addition, we have two labor agreements with Office & Professional Employees International Union on behalf of Local 465 and Local Lodge 2518 International Association of Machinists and Aerospace Workers in Louisiana. Of these agreements, one expires in May 2004 three expire in 2005, two expire in 2006 and two expire in 2008. Two of our contracts, United Steelworkers of America AFL-CIO, Local 8040 in Houston, Texas and Paper, Allied- International Chemical & Energy Works International Union, AFL-CIO, CLC, Local 5-0399 in Kentucky, have been extended through the date of the respective plant closures.

In May 2003, our labor agreement with the International Association of Machinists and Aerospace Workers, District 10 at our Waukesha, Wisconsin manufacturing plant expired and we failed to reach agreement on a new labor contract at that time. The bargaining unit voted in favor of a strike on May 2, 2003. On July 23, 2003, we announced the signing of a new three year labor agreement and that our union shop employees were to resume work on July 28, 2003. Additionally, one of our other bargaining agreements expired in November 2003. On November 7, 2003, bargaining unit members voted in favor of a strike that commenced on that date. On November 9, 2003, a new labor agreement was signed, and employees returned to work on November 10, 2003.

See “—Certain Risk Factors—Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.”

Environmental Matters

Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, handling, disposal and emission of various substances.

These environmental laws also impose liability for personal injury or property damage related to releases of hazardous substances. Permits are required for operation of our businesses, and these permits are subject to renewal, modification and, in certain circumstances, revocation. We believe we are substantially in compliance with these laws and permitting requirements. Our businesses also are subject to regulation under substantial, various and changing federal, state, local and foreign laws and regulations that allow regulatory authorities and private parties to compel (or seek reimbursement for) cleanup of environmental contamination at sites now or formerly owned or operated by our businesses and at facilities where our waste is or has been disposed. Going forward, we expect to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, we do not expect those costs, in the aggregate, to be material.

We are responsible for evaluating and addressing the environmental impact of sites where we operate our businesses or have maintained operations. As a result, we spend money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements, or to respond to claims by third parties.

Available Information

Our Internet address is www.dresser.com. We file annual, quarterly and current reports and other information with the Securities and Exchange Commission, (the “SEC”), and we make available free of charge our SEC filings through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may access these SEC filings via the hyperlink that we provide on our website.

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

We have taken and continue to take steps to correct these internal control deficiencies. For more information regarding the steps we have taken or are in the process of taking, see “Item 9A. Controls and Procedures.” The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our interim financial statements is subject to continued management review supported by confirmation and testing by our internal auditors and external auditors.

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

The businesses of most of our customers, particularly oil, gas and chemical companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. For example, due to the recent downturn in the energy industry and overall industrial economy, many of our key customers have reduced their capital spending, which has resulted in reduced demand for our products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, certain of our customers may experience reduced access to capital during economic downturns. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, because we only compete in some segments of the energy infrastructure industry, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole. See “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Market Forces; Outlook.”

The loss of one of our large customers, or failure to win national, regional and global contracts from an existing customer, could reduce our cash flow, market share and profits.

For the year ended December 31, 2002, our largest customer represented approximately 2.8% of total revenues, and our top ten customers collectively represented approximately 15.6% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America as a percentage of our total sales were 47.9% for the year ended December 31, 2002. Of that amount, 1.1% of our sales for 2002 were in Venezuela and 5.0% of our sales were in the Middle East. Accordingly, our future results could be harmed by a variety of factors, including:

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

We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including potentially substantial costs for remediation and investigation of some of our properties (many of which are sites of long-standing manufacturing operations). In addition, although we believe our operations are substantially in compliance and that we will be indemnified by Halliburton for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters, or the refusal and/or inability of Halliburton to meet its indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations. See “Item 3. Legal Proceedings.”

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

As of December 31, 2002, we had approximately 7,900 employees. Approximately 40% of our U.S. workforce and 46% of our global workforce is represented by labor unions. Currently, of our ten material collective bargaining agreements, one will expire in May 2004, three will expire in 2005, two will expire in 2006 and one will expire in 2008. Two of our labor contracts will expire at the time the respective plants are closed. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

In May 2003, one of our collective bargaining agreements expired. The bargaining unit responded by voting in favor of a strike that commenced on May 2, 2003. In July 2003, we announced the signing of a new three year labor agreement, and our union shop employees resumed work on July 28, 2003. The effect of the strike negatively impacted our results of operations for the second and third quarters of 2003. One of our bargaining agreements expired in November 2003. On November 7, 2003, bargaining unit members voted in favor of a strike that commenced on that date. On November 9, 2003, a new labor agreement was signed, and employees returned to work on November 10, 2003.

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

We are a highly leveraged company. As of December 31, 2002, we had $964.4 million of outstanding long-term indebtedness, including the current portion, $19.2 million of short-term notes and a stockholders’ deficit of $295.6 million. This level of indebtedness could have important consequences, including the following:

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

The terms of the indenture governing the notes do not prohibit us from incurring significant additional indebtedness in the future. As of December 31, 2002, we had $64.8 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

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

As of December 31, 2002, the notes and the subsidiary guarantees would have been subordinated to $408.7 million of long-term indebtedness, including the current portion, $19.2 million of short-term indebtedness and approximately $64.8 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

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

In addition, the credit facility requires us to maintain certain financial ratios. We may not be able to maintain these ratios. Covenants in the credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the credit facility in an amount sufficient to enable us to pay or refinance our indebtedness or to fund our other liquidity needs. Future borrowings under our credit facility are conditioned on our continuing compliance with our financial covenants. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Material litigation or changes in legislation or regulations may affect our profitability

During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not have a material effect on our business, financial condition or results of operations. In addition, pursuant to the recapitalization agreement, we are indemnified by Halliburton for up to $950.0 million (in aggregate with all other losses) of losses arising out of all legal actions initiated prior to the closing of the recapitalization transaction and certain legal actions arising after the closing. However, material litigation or litigation that is in material in the aggregate, and for which we are not indemnified, may impact our future results of operations.

Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. Changes in legislation and regulations could increase our costs and make it more difficult to achieve our business plan.

Certain subsidiaries are not included as subsidiary guarantors.

The guarantors of the notes include our wholly-owned domestic subsidiaries. However, the financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the year ended December 31, 2002 of our subsidiaries that are not guarantors were $711.6 million. As of the year ended December 31, 2002, those subsidiaries held 48.7% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

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

Our corporate headquarters are located in Addison, Texas. The following are the locations of our principal facilities, the facility types and their approximate square footage for our industry segments:

LOCATION	USE	REPORTABLE SEGMENT	LEASED/ OWNED	SIZE (SQ. FT.)
Alexandria, Louisiana	Manufacturing	Flow Control	Owned	310,000
Al Jubail, Saudi Arabia	Service	Flow Control	Leased	38,000
Alliance, Ohio	Manufacturing	Flow Control	Leased	64,000
Anrath, Germany	Service	Flow Control	Leased	14,000
Avon, Massachusetts	Manufacturing	Flow Control	Owned	136,000
Baesweiler, Germany	Manufacturing	Flow Control	Owned	20,000
Berea, Kentucky	Manufacturing	Flow Control	Owned	105,000
Basingstoke, United Kingdom	Manufacturing	Flow Control	Leased	3,000
Bergamo, Italy	Manufacturing	Flow Control	Leased	34,000
Bradford, Pennsylvania	Manufacturing	Flow Control	Owned	400,000
Burlington, Canada	Manufacturing	Flow Control	Owned	53,000
Channelview, Texas	Service	Flow Control	Leased	18,000

LOCATION	USE	REPORTABLE SEGMENT	LEASED/ OWNED	SIZE (SQ. FT.)
Colico, Italy	Manufacturing	Flow Control	Owned	117,000
Colico, Italy	Manufacturing	Flow Control	Leased	46,000
Coimbatore, India	Manufacturing	Flow Control	Leased	290,000
Conroe, Texas	Manufacturing	Flow Control	Leased	40,000
Conde, France	Manufacturing	Flow Control	Owned	193,000
Edenvale, South Africa	Service	Flow Control	Leased	7,000
Edmonton, Canada	Manufacturing	Flow Control	Owned	51,000
Elk Grove Village, Illinois	Manufacturing	Flow Control	Leased	51,000
Hammond, Louisiana	Manufacturing	Flow Control	Owned	60,000
Houston, Texas	Manufacturing	Flow Control	Owned	183,000
Houston, Texas	Manufacturing	Flow Control	Owned	53,000
Houston, Texas	Manufacturing	Flow Control	Owned	275,000
Huddersfield, United Kingdom	Manufacturing	Flow Control	Owned	4,000
Ingolstadt, Germany	Manufacturing	Flow Control	Owned	65,000
Jacarei, Brazil	Manufacturing	Flow Control	Owned	71,000
Kariwa, Japan	Manufacturing	Flow Control	Owned	334,000
Kariwa, Japan	Manufacturing	Flow Control	Leased	9,000
Lyon, France	Service	Flow Control	Leased	4,000
Montfoort, Netherlands	Manufacturing	Flow Control	Leased	11,000
Mexico City, Mexico	Manufacturing	Flow Control	Owned	6,000
Mississauga, Canada	Distribution	Flow Control	Leased	25,000
Mississauga, Canada	Manufacturing	Flow Control	Leased	18,000
Naples, Italy	Manufacturing	Flow Control	Owned	364,000
New Market, United Kingdom	Assembly	Flow Control	Leased	25,000
Nursling, United Kingdom	Manufacturing	Flow Control	Leased	15,000
Panningen, Netherlands	Manufacturing	Flow Control	Leased	10,000
Ponca City, Oklahoma	Distribution	Flow Control	Leased	104,000
Salt Lake City, Utah	Manufacturing	Flow Control	Leased	17,000
Sao Paulo, Brazil	Manufacturing	Flow Control	Owned	120,000
Sao Paulo, Brazil	Manufacturing	Flow Control	Owned	21,000
Shelton, Connecticut	Manufacturing	Flow Control	Leased	55,000
Singapore	Assembly	Flow Control	Leased	1,000
Singapore	Service	Flow Control	Leased	15,000
Skelmersdale, United Kingdom	Manufacturing	Flow Control	Leased	150,000
Stafford, Texas	Manufacturing	Flow Control	Owned	130,000
Southhampton, United Kingdom	Manufacturing	Flow Control	Leased	4,000
Stratford, Connecticut	Manufacturing	Flow Control	Owned	335,000
Sugarland, Texas	Manufacturing	Flow Control	Leased	10,000
Tlalnepantla Estado de, Mexico	Manufacturing	Flow Control	Owned	30,000
Viersen, Germany	Manufacturing	Flow Control	Leased	9,000
Voghera, Italy	Manufacturing	Flow Control	Owned	1,310,000
Voghera, Italy	Manufacturing	Flow Control	Owned	303,000
Austin, Texas	Manufacturing	Measurement	Owned	103,000

LOCATION	USE	REPORTABLE SEGMENT	LEASED/ OWNED	SIZE (SQ. FT.)
Austin, Texas	Manufacturing	Measurement	Leased	192,000
Bonnyrigg, United Kingdom	Manufacturing	Measurement	Owned	63,000
Brighton, Ontario	Service	Measurement	Owned	29,000
Cape Town, South Africa	Assembly	Measurement	Leased	17,000
Einbeck, Germany	Manufacturing	Measurement	Owned	87,000
Foerde, Rud, Norway	Service	Measurement	Leased	22,000
Freemont, Indiana	Service	Measurement	Owned	31,000
Kloten, Switzerland	Service	Measurement	Leased	26,000
Malmo, Sweden	Manufacturing	Measurement	Owned	310,000
Markham, Canada(1)	Assembly	Measurement	Leased	51,000
Rio de Janeiro, Brazil	Manufacturing	Measurement	Owned	101,000
Salisbury, Maryland(1)	Manufacturing	Measurement	Owned	360,000
Appingedam, Netherlands	Manufacturing	Compression and power	Owned	77,000
Connersville, Indiana	Manufacturing	Compression and power	Owned	194,000
Connersville, Indiana	Manufacturing	Compression and power	Owned	89,000
Houston, Texas	Manufacturing	Compression and power	Owned	60,000
Houston, Texas	Service	Compression and power	Owned	19,000
Huddersfield, United Kingdom	Assembly	Compression and power	Owned	261,000
Waukesha, Wisconsin	Manufacturing	Compression and power	Owned	617,000
Waukesha, Wisconsin	Manufacturing	Compression and power	Owned	21,000

(1)	Facilities are idle. For a discussion of other facilities that may be consolidated, closed or relocated see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Restructuring and Other Exit Activities.”

ITEM 3.	LEGAL PROCEEDINGS

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

In accordance with the recapitalization agreement, Halliburton agreed to indemnify us for certain items. Those indemnified items include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of Dresser. In addition, Halliburton has agreed to indemnify us for certain other claims and liabilities, including any other product liability claim made on or prior to closing of the recapitalization, any other loss, liability, damage or expense resulting from any action, suit or proceeding initiated prior to the closing, any asbestos claims (present or future) based on or arising out of events or occurrences with respect to our businesses prior to the closing, certain environmental liability claims against us, to the extent that notice is given to Halliburton prior to the fifth anniversary of the closing, and any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing as to which we notify Halliburton prior to the third anniversary of the closing date. The maximum aggregate amount of all losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. In the case of certain general indemnities in the recapitalization agreement, other than those described above, there is an aggregate $15.0 million deductible that is applicable prior to the indemnification obligations. In addition, any single claim for such indemnities is subject to a threshold of $0.5 million in the case where there was no knowledge of such claim by Halliburton and a $0.1 million threshold if there was knowledge. For purposes of determining the threshold or maximum amount of indemnity and other overall indemnity obligations, such amounts shall be offset by insurance proceeds received by Dresser or the amount of tax benefit received by Dresser.

Under the recapitalization agreement, we agreed to indemnify Halliburton for all assumed obligations of the businesses as set forth in the recapitalization agreement. This includes certain environmental matters, including those arising out of acts by Dresser which take place after the closing. We have the same aggregate indemnity deductible and maximum indemnity obligation as set forth above in the Halliburton indemnity, but do not have the single claim thresholds described above. In addition, the indemnifiable amounts have the same offsets as set forth above with regard to insurance proceeds and tax benefits received by Halliburton.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton.

We have not historically incurred, and in the future we do not believe that we will incur, any material liability as a result of the past use of asbestos in products manufactured by the units of Dresser Industries retained by Halliburton, or as a result of the past use of asbestos in products manufactured by the businesses currently owned by us or any predecessor entities of those businesses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public market for our common stock.

Holders

As of December 31, 2002, there was only one holder of record of our common stock, Dresser Holdings, Inc.

Dividends

We did not declare or pay any dividends on our common stock since its issuance. Our current credit facility limits our ability to declare or pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended December 31
	2002		Restated 2001		Restated 2000		Restated 1999		Restated 1998
	(in millions)
Statement of Operations Data:
Revenues	$1,589.4		$1,540.1		$1,402.4		$1,431.3		$1,586.5
Cost of revenues	1,167.8		1,079.2		964.6		993.7		1,126.2
Selling, engineering, administrative and general expenses	338.7		344.7		299.8		314.7		352.5
Operating income	82.9		116.2		138.0		122.9		107.8
Net (loss) income	(23.2)		(44.8)		78.7		77.1		66.2

Balance Sheet Data (at period ended):
Working capital	369.5		383.8		286.1		250.5		227.9
Property, plant and equipment, net	208.9		235.0		231.1		223.8		235.5
Total assets	1,358.7		1,396.1		1,152.3		1,136.9		1,147.6
Total long-term debt (including current portion)	964.4		1,017.0		0.2		0.3		1.3
Mandatorily redeemable common stock	7.9		7.9		—		—		—
Shareholders’ (deficit) equity	(295.6)		(290.5)		677.4		647.8		613.2

Cash Flow Data:
Cash flows from operating activities	137.2		94.2		91.6		141.4		48.1
Cash flows used in investing activities	(36.6)		(1,361.5)		(28.9)		(37.7)		(71.5)
Cash flows (used in) provided by financing activities	(87.4)		1,350.8		(86.3)		(95.3)		26.1

Other Financial Data:
EBITDA(1)	129.3		172.2		196.2		174.1		158.8
EBITDA Margin(2)	8.1%		11.2%		14.0%		12.2%		10.0%
Capital Expenditures	15.2		36.0		27.3		38.4		50.3
Depreciation and amortization	43.1		54.4		49.2		48.5		50.4
Ratio of earnings to fixed charges(3)	0.9	x	1.7	x	21.2	x	25.6	x	17.8	x
Deficiency of earning to fixed charges	$9.8		$—		$—		$—		$—

Below is the selected financial data for the years 1998 through 2001, as previously reported prior to the effect of the errors in our financial statements as described in “Item 1. Business—Restatement of our Financial Statements.”

	As Previously Reported
	Year ended December 31,
	2001	2000	1999	1998
	(in millions)
Statement of Operations Data:
Revenues	$1,545.8	$1,408.5	$1,432.6	$1,587.8
Cost of revenues	1,075.2	963.3	993.7	1,118.3
Selling, engineering, administrative and general expenses	303.9	274.7	293.9	342.5
Operating income	166.7	170.5	145.0	127.0
Net (loss) income	56.8	108.8	89.9	77.2

Balance Sheet Data (at period ended):
Working capital	359.1	286.1	257.8	227.9
Property, plant and equipment, net	235.9	231.1	223.8	235.5
Total assets	1,589.7	1,077.1	1,077.0	1,064.9
Total long-term debt (including current portion)	1,025.0	0.2	0.3	1.3
Shareholders’(deficit) equity	(43.6)	562.6	542.0	536.7

Cash Flow Data:
Cash flows from operating activities	136.7	91.5	141.4	48.1
Cash flows used in investing activities	(1,363.7)	(28.9)	(37.7)	(71.5)
Cash flows (used in) provided by financing activities	1,305.8	(86.3)	(95.3)	26.1

Other Financial Data:
Capital Expenditures	36.0	27.3	38.4	50.3
Depreciation and amortization	58.8	49.2	48.5	50.4
Ratio of earnings to fixed charges(3)	2.4x	25.6x	29.6x	20.6x

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America, or GAAP. Accordingly, it is not intended to replace net income (loss) or cash flows from operating activities or other measures of financial performance and liquidity reported in accordance with GAAP. EBITDA is used internally by us to assess on-going operations and a similar measure is used to measure covenant compliance. We believe that EBITDA is a measure of operating performance that is commonly used by analysts, investors and other interested parties as a supplement to GAAP measures. Not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of our EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to us for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management’s discretionary use. The following table reconciles net income (loss) to EBITDA, as reported.

	Fiscal Year Ended December 31,
	2002	2001	2000	1999	1998
	(in millions)
Net (loss) income	$(23.2)	$(44.8)	$78.7	$77.1	$66.2
Interest expense	98.6	68.6	2.7	1.8	2.8
Interest income	(2.6)	(3.1)	(0.8)	(1.5)	(2.0)
Provision for income taxes	13.4	97.1	66.4	48.2	41.4
Depreciation and amortization	43.1	54.4	49.2	48.5	50.4

EBITDA	$129.3	$172.2	$196.2	$174.1	$158.8

In 2002, interest expense includes $20.3 million of amortization of deferred financing fees, which includes $15.4 million of accelerated amortization expense arising from optional prepayments of indebtedness under our credit agreement. In 2001, interest expense includes $6.9 million of amortization of deferred financing fees. There was no amortization expense for deferred financing fees prior to 2001. Cash paid for interest was $77.6 million and $48.3 million in 2002 and 2001, respectively. Cash paid for interest in 2001 was principally related to the period following the recapitalization transaction. Cash paid for taxes was $21.9 million and $16.2 million in 2002 and 2001, respectively.

(2)	Represents EBITDA as a percentage of revenues.

(3)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, “earnings” include net income (loss) before taxes and fixed charges (adjusted for interest capitalized during the period). “Fixed charges” include interest, whether expensed or capitalized, amortization of deferred financing fees and the portion of rental expense that is representative of the interest factor in these rentals.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 reflects the restatement of the Company’s financial statements for the years 2000 and 2001 and certain events occurring subsequent to the original due date for the filing of this 2002 Annual Report on Form 10-K. All financial information and discussion within Item 7 reflects the correction of errors and financial statement restatements described in Note 1 to our financial statements.

Certain statements in this report constitute “forward-looking statements” as that term is defined under §21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in “Item 1. Business—Certain Risk Factors.”

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers including major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region in 2002 consisted of North America (52.1%), Europe/Africa (24.3%), Latin America (9.0%), Asia (9.6%) and the Middle East (5.0%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the year ended December 31, 2002, we generated revenues of $1,589.4 million, operating income of $82.9 million and a net loss of $23.2 million.

Market Forces; Outlook

Our product offerings include valves, instruments, meters, retail fuel dispensing systems, blowers and natural gas fueled engines and power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants and customers’ access to capital. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Our business is subject to cyclicality and periodic downturns, which have caused revenue and earnings to decline in the past.

Flow Control—In 2002, our revenues were positively impacted by revenues from a large international offshore project, Barracuda-Caratinga, and acquisitions completed during 2001 and 2002. The earnings associated with this favorable volume were negatively impacted by the margin deterioration associated with overdue backlog, throughput issues encountered at one of our plants in Italy and the lack of maintenance and repair operations (“MRO”) business in North America. Our instrument, metering and specialty piping product lines suffered from the effects of continued declines in market activity in North America and Europe.

In 2003, we have experienced and continue to anticipate that sales for our on/off valve product line will be lower than in 2002 primarily due to the weak natural gas transmission market that has developed in the United States and the non-recurrence of the Barracuda-Caratinga revenues. During 2002, this project accounted for approximately 2.8% of total revenue and 4.4% of the revenues of this segment. We believe that the decline in revenues associated with the non-recurrence of this project will be partially offset by an increase in other international project activity. We have seen and continue to believe that the market environment in 2003 will be relatively weak in the United States and relatively strong internationally.

During 2003, we will begin consolidating our Houston-area manufacturing and distribution facilities into a new facility in Houston, Texas. The consolidation is anticipated to be completed in 2004. The consolidation should create better manufacturing efficiencies, leverage supply chain activities, reduce overhead expenses and significantly improve overall operational capability.

Measurement Systems—During 2002, an overall decline in the United States fuel dispenser market negatively impacted our business. The market suffered from depressed global demand for retail fuel equipment for the third consecutive year in a row. In particular, major oil company spending was delayed, reduced, and deferred. We expect further significant spending reductions by major oil companies in 2003 as well. High volume retailers in the United States and the United Kingdom were the only customer groups that remained relatively strong. Given the prolonged weakness and over capacity in the worldwide retail fueling markets we continued to restructure our manufacturing operations and seek opportunities for consolidation of global fuel dispenser and point-of-sale systems manufacturers through business combinations. By virtue of the restructurings in our manufacturing operations, we believe that we have significantly improved our position in North America and are preparing to do the same in Europe in 2003. In March 2003, we acquired certain retail fuel dispenser and point of sale system assets of Tokheim North America and its MSI business unit. We have substantially integrated these assets into our Wayne business unit.

Compression and Power Systems—During 2002, decreased demand for natural gas negatively impacted sales of engines and parts into natural gas compression applications. Part sales were further impacted by lower utilization of existing gas compression equipment. We have experienced and continue to believe that 2003 gas compression-related sales will remain flat at 2002 levels, although part sales may benefit from the resumption of maintenance on equipment our customers deferred in 2002. Competition based upon price and engine efficiency intensified on sales of engines into power generation applications. Our rotary blower business was impacted by a relatively weak market and pricing pressures significantly affected our margins in 2002. As a result of market conditions, reducing costs at our manufacturing facilities was a major focus in 2002 and has continued to be in 2003.

We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow. The continuation of re-engineering, plant consolidations and the implementation of a new enterprise-wide reporting, or ERP, system are critical to achieving these improvements. We have incurred and may continue to incur significant charges to implement these initiatives. See “—Restructuring and Other Exit Activities” for a detail of these charges.

Restructuring and Other Exit Activities

During 2002, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In connection with these activities, we have elected early application of Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and have recognized costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan. We also announced plans to restructure our European operations that will include the consolidation of fuel dispenser manufacturing in our Malmo, Sweden facility and the associated downsizing of a plant in Germany during 2003. As the criteria for recognizing the liability was not met in 2002, no accruals for these costs have been reflected in our financial statements. We expect to incur approximately $5.9 million in costs related to these activities.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) implement a company-wide reduction in our workforce. We incurred charges of approximately $4.0 million for inventory markdowns associated with these activities. These costs have been reflected in costs of revenues in our statements of operations for the year ended December 31, 2002.

In connection with these activities, as described above, we incurred certain restructuring charges related to termination benefits as we terminated approximately 295 employees. We also incurred impairment charges with respect to certain assets, related to machinery, goodwill, and capitalized designs. These costs have been reflected in cost of revenues and selling, engineering, administrative and general expenses. The restructuring charges are detailed below:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Reserved at 12/31/2002
	(amounts in millions)
Consolidate manufacturing of standard rotary blower
Termination benefits	$0.2	$0.2	$—	$—
Cease fuel dispenser manufacturing at a Canadian facility
Termination benefits	0.5	0.5	—	—
Discontinuation of several product lines
Termination benefits	0.9	0.5	—	0.4
Write-down of other assets	0.5	—	0.5	—
Write-down of machinery	0.1	—	0.1	—
Write-down of goodwill	0.2	—	0.2	—
Company-wide reduction in force
Termination benefits	3.6	1.7	—	1.9

Total	$6.0	$2.9	$0.8	$2.3

The following table details the restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Reserved at 12/31/2002
	(in millions)
Flow Control	$3.9	$1.4	$0.8	$1.7
Measurement Systems	1.4	0.8	—	0.6
Compression and Power Systems	0.7	0.7	—	—

Total	$6.0	$2.9	$0.8	$2.3

Since December 31, 2002, we have made additional cash payments of $2.0 million and made a change in estimate of $0.1 million.

During 2003, we embarked on additional rationalization of our manufacturing footprint, which entails combining, closing, or relocating some of our facilities. We believe this will increase manufacturing efficiencies while reducing our overhead expenses and making more efficient use of our operating working capital.

In our flow control segment, we expect that we will consolidate several of our Houston area manufacturing and distribution facilities into a new facility in Houston, Texas. This consolidation should create better manufacturing efficiencies, leverage supply chain activities, reduce overhead expenses and improve overall operational capability. We expect to incur approximately $2.5 million of restructuring charges and expect to incur approximately $10.3 million of capital expenditures associated with the new facility.

In our Instrument product line, we are consolidating our manufacturing operations in Shelton, Connecticut into our Stratford, Connecticut location and closing a Canadian facility. In addition, we have announced the closing of an instruments facility in Berea, Kentucky and are consolidating those manufacturing operations with an existing manufacturing operation into a new facility in Brazil. We expect to incur approximately $4.2 million of restructuring charges.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination. At December 31, 2002, our reserves for uncollectible accounts receivable was $8.9 million. As of December 31, 2002, approximately $22.5 million or 8.9% of our accounts receivable were in excess of 90 days past due.

Inventory Reserves

Inventories are stated at the lower of cost or market. A portion of the United States inventory cost is determined using the last-in, first-out (LIFO) method. All other United States and non-United States inventories are valued on a first-in, first-out (FIFO) basis. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and estimated future demand. Excess and obsolete inventory reserves were approximately $44.5 million at December 31, 2002.

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

SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For long-lived assets to be held and used we evaluate for impairment when indicators of impairment are present. If indicators are present, we then must determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than the carrying amount. If the carrying amount exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, or changes to our business operations. For the year ended 2002, we recorded $1.6 million of impairment charges related to the carrying value of our assets.

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

With the adoption of SFAS No. 142, goodwill is no longer amortized. Goodwill is assessed for impairment at least annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. During 2002, we performed our initial test of impairment and our annual test of impairment of goodwill. In our tests, we used future cash flows of our reporting units to estimate a fair market value of the reporting unit. In making this assessment, we rely on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and judgment in applying these factors to our goodwill impairment test. At December 31, 2002, we had $300.5 million of goodwill on our balance sheet.

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

The following shows the activity of our warranty accrual for the year ended December 31, 2002.

(in millions)
Balance at the beginning of the period	$19.8
Accruals for warranties issued during the period	21.6
Changes in accruals related to pre-existing warranties	(2.6)
Settlements made (in cash or in kind) during the period	(19.9)

Balance at the end of the period	$18.9

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

	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement healthcare benefit costs for the year ended December 31, 2002	$0.8	$(0.6)
Effect on healthcare cost component of the postretirement benefit obligation at December 31, 2002	$8.9	$(6.5)

Stand-Alone Company

Our financial statements for periods presented prior to April 10, 2001 have been prepared on a carve-out basis and reflect the combined financial position, results of operations and cash flows of Dresser in accordance with accounting principles generally accepted in the United States. The financial statements exclude certain items which were not transferred as a result of the recapitalization transaction and any financial effects from Halliburton’s decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of Dresser on a stand-alone basis. Halliburton allocated the costs for certain services to Dresser based on factors such as number of employees, revenues and assets, or directly charged Dresser for some services on an as-used basis. Management believes the method of allocation was reasonable. In addition, as discussed in Note 18, certain expenses associated with Dresser’s participation in Halliburton’s single employer post retirement benefit plans were recognized as charged to Dresser by Halliburton.

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

Effects of Currency Fluctuations and Inflation

We conduct operations in over 100 countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with Euro-related and other currencies also being significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. We have not, however, sought to hedge currency translation risk. We expect to continue these hedging policies going forward. Significant depreciation in the value of the Euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under our credit facility, if not offset by pricing in those markets.

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

Business Segment Information

We operate under three reportable segments: flow control, measurement systems and power systems. The business segments are organized around the products and services provided to the customers each serves. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. As a result, starting in the second quarter of 2002, the operating units that comprise each reportable segment changed, although we continued to report under three reportable segments.

Results of Operations

Yearly Information

The following table presents selected financial information regarding each of our segments for the years ended 2002, 2001 and 2000. The four columns under year-to-year change show the dollar and percentage change from 2002 to 2001 and from 2001 to 2000. During 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. We believe these changes will better serve our customers. Although we still report under three reportable segments, the operating units that comprise each reportable segment have changed. See Note 19 to our financial statements included elsewhere in this report. Information in the prior years has been restated to conform to the current year presentation.

	Year Ended December 31,			Year to Year Change
	2002	2001	2000	2002 to 2001	% Change	2001 to 2000	% Change
	(in millions, except percentages)
Revenues:
Flow Control	$1,005.1	$848.1	$790.3	$157.0	18.5%	$57.8	7.3%
Measurement Systems	310.9	343.1	319.0	(32.2)	(9.4)%	24.1	7.6%
Compression and Power Systems	277.1	355.3	301.2	(78.2)	(22.0)%	54.1	18.0%
Reconciling Items, Including Corporate	(3.7)	(6.4)	(8.1)	2.7	(42.2)%	1.7	(21.0)%

Total	$1,589.4	$1,540.1	$1,402.4	$49.3	3.2%	$137.7	9.8%

Gross profit:
Flow Control	$274.2	$264.9	$266.6	$9.3	3.5%	$(1.7)	(0.6)%
Measurement Systems	78.9	88.8	86.5	(9.9)	(11.1)%	2.3	2.7%
Compression and Power Systems	68.1	108.9	88.5	(40.8)	(37.5)%	20.4	23.1%
Reconciling Items, Including Corporate	0.4	(1.7)	(3.8)	2.1	(123.5)%	2.1	(55.3)%

Total	$421.6	$460.9	$437.8	$(39.3)	(8.5)%	$23.1	5.3%

Selling, engineering, administrative and general expenses:
Flow Control	$205.7	$187.8	153.7	$17.9	9.5%	$34.1	22.2%
Measurement Systems	55.3	66.5	63.3	(11.2)	(16.8)%	3.2	5.1%
Compression and Power Systems	51.1	57.8	49.4	(6.7)	(11.6)%	8.4	17.0%
Reconciling Items, Including Corporate	26.6	32.6	33.4	(6.0)	(18.4)%	(0.8)	(2.4)%

Total	$338.7	$344.7	$299.8	$(6.0)	(1.7)%	$44.9	15.0%

Operating income:
Flow Control	$68.5	$77.1	$112.9	$(8.6)	(11.2)%	$(35.8)	(31.7)%
Measurement Systems	23.6	22.3	23.2	1.3	5.8%	(0.9)	(3.9)%
Compression and Power Systems	17.0	51.1	39.1	(34.1)	(66.7)%	12.0	30.7%
Reconciling Items, Including Corporate	(26.2)	(34.3)	(37.2)	8.1	(23.6)%	2.9	(7.8)%

Total	$82.9	$116.2	$138.0	$(33.3)	(28.7)%	$(21.8)	(15.8)%

Depreciation and amortization:
Flow Control	$25.0	$34.5	$22.7	$(9.5)	(27.5)%	$11.8	52.0%
Measurement Systems	5.1	7.0	5.8	(1.9)	(27.1)%	1.2	20.7%
Compression and Power Systems	12.0	12.4	12.2	(0.4)	(3.2)%	0.2	1.6%
Reconciling Items, Including Corporate	1.0	0.5	8.5	0.5	100%	(8.0)	(94.1)%

Total	$43.1	$54.4	$49.2	$(11.3)	(20.8)%	$5.2	10.6%

Bookings:
Flow Control	$952.0	$945.4	$797.9	$6.6	0.7%	$147.5	18.5%
Measurement Systems	299.4	336.5	317.1	(37.1)	(11.0)%	19.4	6.1%
Compression and Power Systems	266.4	316.8	326.0	(50.4)	(15.9)%	(9.2)	(2.8)%

Total	$1,517.8	$1,598.7	$1,441.0	$(80.9)	(5.1)%	$157.7	10.9%

Backlog:
Flow Control	$267.6	$325.1	$230.2	$(57.5)	(17.7)%	$94.9	41.2%
Measurement Systems	43.9	46.7	48.8	(2.8)	(6.0)%	(2.1)	(4.3)%
Compression and Power Systems	40.7	51.4	89.0	(10.7)	(20.8)%	(37.6)	(42.2)%
Reconciling Items, Including Corporate	(3.1)	(3.7)	(5.3)	0.6	(16.2)%	1.6	(30.2)%

Total	$349.1	$419.5	$362.7	$(70.4)	(16.8)%	$56.8	15.7%

Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001

Consolidated

Revenues.    Revenues were $1,589.4 million and $1,540.1 million for the years ended December 31, 2002 and 2001, respectively. This was an increase of $49.3 million, or 3.2%. We had significant increases in revenue in our flow control segment in our on/off and control valve product lines. Our on/off valve product line benefited from acquisitions made during 2001 and 2002, which contributed $71.8 million to the increase in revenues for the year ended December 31, 2002, as well as sales of $44.0 million resulting from the Barracuda-Caratinga project in the year ended December 31, 2002. The positive growth in our flow control segment was offset by a sharp decline in our compression and power systems segment. New engine and aftermarket part sales declined approximately $77.9 million from 2001 primarily due to declines in demand for natural gas compression related equipment as a result of weak market conditions and reductions in capital spending by contract compression companies. We also experienced a decline in sales of $32.2 million in our measurement systems segment, which was negatively impacted by reduced capital spending on retail fuel equipment.

Cost of revenues.    Cost of revenues as a percentage of revenues increased to 73.5% in 2002 from 70.1% in 2001. This increase was attributable to several factors. In 2002, we experienced substantial declines in the sales of relatively high margin equipment in our compression and power systems segment, which contributed to an increase in our overall costs as a percentage of revenues. In our on/off valve product line we generated considerable revenue from the Barracuda-Caratinga project, as discussed above, our cost associated with that project is higher than our typical non-project related business. We also experienced higher manufacturing and other costs related to throughput issues in a plant in Italy, which increased our costs as a percentage of revenues. Cost of revenues was also impacted by the discontinuation of certain product lines, which resulted in markdowns of inventory of approximately $4.0 million and severance of $0.1 million. In addition we incurred approximately $7.1 million related to inventory shrinkage and additional reserves for excess and obsolete inventory.

Gross Profit.    Gross profit was $421.6 million and $460.9 million for the years ended December 31, 2002 and 2001, respectively. This was a decline of $39.3 million, or 8.5%. As a percentage of revenues, gross profit decreased to 26.5% in 2002 from 29.9% in 2001, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses.    Selling, engineering, administrative and general expenses were $338.7 million and $344.7 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $6.0 million, or 1.7%. Although selling, engineering, administrative and general expenses were impacted by higher volume and restructuring charges of $5.9 million in 2002, these increases were offset in part by the suspension of goodwill amortization of approximately $10.3 million in 2001. In addition, in 2001 we accelerated vesting in restricted stock of our former parent held by our employees and recorded expenses for retention bonuses assumed as a result of the recapitalization for a total of $6.1 million and incurred costs of $7.6 million associated with the closure of a retail fueling plant. Selling, engineering, administrative and general expenses decreased as a percentage of revenues, to 21.3% of revenues in 2002 from 22.4% of revenues in 2001.

Operating Income.    Operating income was $82.9 million and $116.2 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $33.3 million, or 28.7%. The decline in operating income was primarily attributable to the decline in revenues and gross profit at our compression and power systems segment. This segment was impacted by depressed demand for new gas compression engines and parts. Our compression and power systems segment benefited in 2001 from a very strong natural gas compression market with high levels of capital spending by our customers.

Interest Expense.    Interest expense was $98.6 million and $68.6 million for the years ended December 31, 2002 and 2001, respectively. This was an increase of $30.0 million, or 43.7%. Interest expense increased primarily as a result of debt incurred in conjunction with the recapitalization in April of 2001, the repayment of lower interest rate term loans from the proceeds of our March 2002 note offering and the subsequent write-off of debt issuance costs in 2002. Prior to the recapitalization, as part of Halliburton, no third party debt was allocated to us, except for operational accounts payable. As a result, we did not have any significant interest expense for the three months ended March 31, 2001. Interest expense was $0.8 million for the three months ended March 31, 2001, as compared to $20.9 million, excluding the write-off of debt issuance costs, for the three months ended March 31, 2002. During 2002, we repaid our Tranche A term loans and repaid a portion of our Tranche B term loan, primarily with the proceeds of our March 2002 note offering, which resulted in the write-off of $15.4 million of unamortized debt issuance costs.

Provision for income taxes.    Provision for income taxes was $13.4 million and $97.1 million for the years ended December 31, 2002 and 2001, respectively. During fiscal 2002, $0.3 million of state income tax expense was incurred by U.S. operations with taxable income at the state level and $13.1 million of income tax expense was incurred by foreign operations. During fiscal 2001, $0.6 million of state income tax was incurred by U.S. operations with taxable income at the state level and $18.5 million of income tax expense was incurred by foreign operations. The decrease in the provision was primarily due to a charge to tax expense for the creation of a valuation allowance against domestic deferred tax assets in 2001 as well as a decrease in state and foreign income taxes during 2002 due to changes in taxable income in respective tax jurisdictions. No federal income tax expense or benefit was recorded during fiscal 2002 or 2001 as the Company’s domestic operations generated taxable losses which the Company is unable to carry-back against prior year tax payments. The Company recorded deferred income tax expense of $78.0 million during 2001 in establishing a valuation allowance against the Company’s domestic deferred tax assets as our historical financial results and financial projections do not support the continued recoverability of the domestic deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes.

Bookings and Backlog.    Bookings during 2002 of $1,517.8 million were 5.1% below bookings in 2001. Bookings declined in our compression and power systems segments as a result of much weaker market demand for natural gas compression equipment. In addition, bookings in our measurement systems segment declined as a result of declines in direct account bookings from our major oil company customers which were down approximately 51.1% from the prior year. Backlog at December 31, 2002 was $349.1 million compared to $419.5 million at December 31, 2001, a 16.8% decrease. Backlog declined primarily from a reduction in backlog in our flow control segment as we completed the majority of the work associated with the Barracuda-Caratinga project. The Modern acquisition contributed $29.5 million and $4.6 million to bookings and backlog, respectively in 2002.

Segment Analysis

Flow Control.

Revenues were $1,005.1 million and $848.1 million for the years ended December 31, 2002 and 2001, respectively. This was an increase of $157.0 million, or 18.5%. Revenues grew significantly in our in our on/off product line, which benefited from acquisitions made during 2001 and 2002 along with increased sales from the Barracuda-Caratinga project. Increases in revenues from these acquisitions and the Barracuda-Caratinga project were $71.8 million and $44.0 million respectively for the year ended December 31, 2002. We also experienced significant growth in our control valve product line of approximately $42.4 million on higher volume of project related business. However, we did experience declines in our instrument, metering and specialty piping product lines due to weak market conditions.

Gross profit was $274.2 million and $264.9 million for the years ended December 31, 2002 and 2001, respectively. This was an increase of $9.3 million, or 3.5%. The increase in gross profit was driven primarily by increases in volume associated with acquisitions which contributed approximately $13.9 million of the increase in gross profit and volume increases in our on/off and control valve product lines. This was offset in part declines in gross profit in our instrument, metering and piping specialty product lines, which were affected by weak market conditions. In addition during 2002, we decided to exit certain product lines in an effort to improve business performance, and as a result, recorded charges of approximately $3.7 million associated with inventory markdowns and $0.1 million of severance costs. Also during 2002, we recorded charges of approximately $5.2 million related to inventory shrinkage and additional reserves for excess and obsolete inventory. As a percentage of revenue, gross profit was 27.3% and 31.2% for the years ended December 31, 2002 and 2001, respectively. Our margins were negatively impacted by the inventory charges and markdowns and by less profitable product mixes in our valve product lines. In our on/off valve product line, we had a substantial volume of products purchased from third parties and resold to the Barracuda-Caratinga project at substantially lower margins than products we manufacture ourselves. We also experienced higher manufacturing and other costs related to throughput issues in a plant in Italy. In the control valve and pressure relief valve product lines, growth in lower margin original equipment sales for new construction projects combined with relatively flat higher margin part sales resulted in overall lower margins.

Selling, engineering, administrative and general expenses were $205.7 million and $187.8 million for the years ended December 31, 2002 and 2001, respectively. This was an increase of $17.9 million, or 9.5%. Increased volume impacted expenses in our on/off and control valve product lines which increased by $10.5 million and $9.4 million, respectively. Also contributing to the increase in expenses was the impact of acquisitions of approximately $4.1 million, and $3.8 million in restructuring charges. These increases were offset in part by the suspension of the amortization of goodwill, which was $8.4 million for the year ended December 31, 2001. As a percentage of revenue, these costs decreased to 20.4% in 2002 from 22.1% in 2001.

Operating income was $68.5 million and $77.1 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $8.6 million, or 11.2%. Acquisitions contributed $9.7 million to operating income, which was offset by lower gross profit margins, higher expenses and other factors, as discussed above.

Bookings were $952.0 million and $945.4 million for the years ended December 31, 2002 and 2001, respectively. This was an increase of $6.6 million, or 0.7%. Backlog was $267.6 million and $325.1 million at December 31, 2002 and 2001, respectively, a decrease of $57.5 million, or 17.7%. The decrease in backlog was primarily attributable to declines in our on/off valve product line as we neared completion of the Barracuda-Caratinga project. The Modern acquisition contributed $29.5 million and $4.6 million to bookings and backlog, respectively in 2002.

Measurement Systems

Revenues were $310.9 million and $343.1 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $32.2 million, or 9.4%. This decrease was in large part attributable to a decline in purchases by our major oil company customers, which contributed to a sales decline in the United States. Internationally, revenues were approximately $4.6 million lower as a result of market softness in Germany due to major oil customer mergers and an investment slow down in Poland. Other international markets, such as South Africa and Canada, also declined approximately $6.4 million. These declines were partially offset by an increase in service business revenues of $2.8 million.

Gross profit was $78.9 million and $88.8 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $9.9 million, or 11.1%. Gross profit declined primarily as a result of decreases in sales volume, offset in part by favorable reductions in manufacturing costs of approximately $3.2 million. In addition, we incurred $0.3 million in inventory markdowns resulting from our decision to cease manufacturing fuel dispensers at a Canadian manufacturing facility and recorded an additional $1.4 million in inventory reserves for excess and obsolete inventory. As a percentage of revenue, gross margins decreased slightly to 25.4% in 2002 from 25.9% in 2001.

Selling, engineering, administrative and general expenses were $55.3 million and $66.5 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $11.2 million, or 16.8%. In 2001, we incurred $7.6 million in costs associated with a plant closure and $1.1 million in amortization expense for goodwill. In 2002, we recorded a non-cash charge of $0.5 million for the impairment of certain machinery and $1.4 million in severance costs for the termination of employees. In 2002, we were able to achieve costs reductions in the United States and internationally by approximately $3.9 million and $0.4 million, respectively, due to restructuring and other cost saving initiatives. As a percentage of revenue, these costs decreased to 17.8% in 2002 from 19.4% in 2001.

Operating income was $23.6 million and $22.3 million for the years ended December 31, 2002 and 2001, respectively. This was an increase of $1.3 million, or 5.8%. Operating income increased primarily as a result of reductions in selling, engineering, administrative and general, expenses as discussed above, partially offset by lower sales volumes.

Bookings were $299.4 million and $336.5 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $37.1 million, or 11.0%. Backlog was $43.9 million and $46.7 million at December 31, 2002 and 2001, respectively, a decrease of $2.8 million, or 6.0%. Reductions in bookings and backlog were primarily a result of reductions in orders from major oil company customers and high volume retailers as compared to 2001.

Compression and Power Systems

Revenues were $277.1 million and $355.3 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $78.2 million, or 22.0%. The decrease was primarily a result of a reduction in the demand for gas compression related equipment due to weaker market conditions and reduced capital spending by contract compression companies. Original equipment engine sales were lower by approximately $62.0 million, with the most significant decline in our gas compression oriented VHP® line of engines of $52.1 million due to the factors mentioned above. Aftermarket part sales were also impacted by weak gas compression demand, and declined approximately $15.9 million.

Gross profit was $68.1 million and $108.9 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $40.8 million, or 37.5%. As a percentage of revenue, gross margin decreased to 24.6% in 2002 from 30.7% in 2001. This decrease was primarily a result of lower sales volume, production and efficiency related variances associated with declining production volume, and a less profitable product mix as volume shifted from gas compression and aftermarket parts to power generation. In addition, during 2002, we recorded an additional $0.5 million for reserves for excess and obsolete inventory in our blower product lines.

Selling, engineering, administrative and general expenses were $51.1 million and $57.8 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $6.7 million, or 11.6%. Expenses decreased primarily as a result of reductions in spending in response to weaker market conditions, as well as increased cost recoveries of $0.9 million from the U.S. Department of Energy. These reductions were offset in part by increases in costs associated with our blower business, which included a non-cash charge for the impairment of machinery of $1.0 million and termination benefits of $0.7 million associated with restructuring activities. As a percentage of revenue, these costs increased to 18.4% in 2002 from 16.3% in 2001.

Operating income was $17.0 million and $51.1 million for the years ended December 31, 2002 and 2001, respectively. The decrease of $34.1 million, or 66.7%, was primarily a result of declines in sales of parts and engines used in gas compression applications, as discussed above.

Bookings were $266.4 million and $316.8 million for the years ended December 31, 2002 and 2001, respectively. This was a decrease of $50.4 million, or 15.9%. Backlog was $40.7 million and $51.4 million at December 31, 2002 and 2001, respectively, a decrease of $10.7 million, or 20.8%. The decline in gas compression equipment demand led to a significant reduction in bookings and backlog.

Year Ended December 31, 2001 Compared To The Year Ended December 31, 2000

Consolidated

Revenues.    Revenues were $1,540.1 million and $1,402.4 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $137.7 million, or 9.8%. Revenues increased in each of our three business segments. In addition we experienced strong growth in our compression and power systems segment, resulting from a significant upturn in market conditions for natural gas and power generation equipment. Our flow control segment revenue was positively impacted by acquisitions made in 2001 and 2000. Acquisitions, accounted for a total increase of approximately $48.0 million of the increase in revenue for the year ended December 31, 2001.

Cost of Revenues.    Cost of revenues as a percentage of revenues increased to 70.1% in 2001 from 68.8% in 2000. Manufacturing inefficiencies and an unfavorable product mix adversely affected margins in our flow control segment. In addition, the acquisition of Entech, which positively impacted revenues, had product margins lower than the existing flow control business. As a percentage of revenues, our cost of revenues for Entech was 77.8%. In our flow control segment, as a percentage of revenues, cost of revenues was 68.8%. Excluding Entech, cost of revenues as a percentage of revenues for the flow control segment would have been 68.4%.

Gross Profit.    Gross profit was $460.9 million and $437.8 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $23.1 million, or 5.3%. As a percentage of revenues, gross margins decreased to 29.9% of revenues in 2001 from 31.2% in 2000, due to the factors mentioned above.

Selling, Engineering, Administrative And General Expenses.    Selling, engineering, administrative and general expenses were $344.7 million and $299.8 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $44.9 million, or 15.0%. This increase was due to increased sales volume, including from the acquisition of Entech, which accounted for $8.0 million. We also incurred $7.6 million of costs associated with the closure of a retail fueling plant and $6.1 million in expenses related to the acceleration of a restricted stock plan and retention bonus paid as a result of the recapitalization. As a percentage of revenues these expenses increased to 22.4% in 2001 from 21.4% in 2000.

Operating Income.    Operating income was $116.2 and $138.0 million for the years ended December 31, 2001 and 2000, respectively. This was a decrease of $21.8 million, or 15.8%. The increase is primarily attributable to the factors contributing to higher selling, engineering, administrative and general expenses, as discussed above.

Interest Expense.    Interest expense was $68.6 million and $2.7 million for the years ended December 31, 2001 and 2000, respectively. Interest expense was primarily impacted by the debt incurred as a result of the recapitalization transaction in April 2001. In connection with the transaction, we incurred approximately $1,020.0 million in debt. Prior to the recapitalization transaction, as part of Halliburton, no third part debt was allocated to us except for operational accounts payable.

Provision for Income Taxes.    Provision for income taxes was $97.1 million and $66.4 million for the years ended December 31, 2001 and 2000, respectively. The increase in the tax provision is due to the recording of a full valuation allowance against domestic deferred tax assets in 2001. No federal income tax expense or benefit was recorded during fiscal 2001 as the Company’s domestic operations generated taxable losses which the Company is unable to carry-back against prior year tax payments. The Company recorded deferred income tax expense of $78.0 million during 2001 in establishing a valuation allowance against the Company’s domestic deferred tax assets as our historical financial results and financial projections do not support the continued recoverability of the deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. The effective tax rate utilized in 2000 was reflective of our operations by jurisdiction and foreign taxes in excess of U.S. statutory rates.

Bookings and Backlog.    Bookings include orders placed during the period whether or not filled. Backlog as of any date represents the number of orders left unfilled as of that date. Bookings during the period of $1,598.7 million were 10.9% above 2000, and backlog at the end of 2001 was $419.5 million, compared to $362.7 million at the end of 2000, a 15.7% increase.

Segment Analysis

Flow Control

Revenues were $848.1 million and $790.3 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $57.8 million, or 7.3%. This increase is primarily attributable to acquisitions made in 2000 and 2001. These acquisitions contributed approximately $17.7 million and $39.5 million, respectively, to this increase. Favorable market conditions also contributed to positive revenue growth in our on/off and control valve product lines; however, this was offset by declines in our instrument, metering, and specialty piping businesses due to weak market conditions.

Gross profit was $264.9 million and $266.6 million for the years ended December 31, 2001 and 2000, respectively. This was a decrease of $1.7 million, or 0.6%. Although acquisitions contributed positively to our gross profit by $14.1 million, this increase was offset by declines in our instrument, metering and specialty piping business. As a percentage of revenue, gross profit was 31.2% and 33.7% for the years ended December 31 2001 and 2000, respectively.

Selling, engineering, administrative and general expenses were $187.8 million and $153.7 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $34.1 million, or 22.2%. Of the increase, $12.5 million was attributable to the businesses acquired in 2000 and 2001. In addition, impacting this segment was $8.4 million in goodwill amortization in 2001. In 2000, $5.4 million of amortization was not reflected in the segment; rather it was reflected at the corporate level. The increase was a result of the additional goodwill created from the Entech acquisition. As a percentage of revenues these expenses decreased to 19.2% in 2001 from 19.7% in 2000.

Operating income was $77.1 million and $112.9 million for the years ended December 31, 2001 and 2000, respectively. This was a decrease of $35.8 million, or 31.7%. This decrease was a result of several factors. Although the acquisitions positively impacted gross profit, this was offset, by increased selling, engineering, administrative and general expenses, minimizing the impact to operating income. We also saw the same declines in operating income for our instrument, metering and specialty piping businesses as we saw in revenues and gross profit. In addition, operating income was impacted by goodwill amortization of $8.4 million, as discussed above.

Bookings were $945.4 million and $797.9 million for the years ended December 31, 2001 and 2000 respectively. This was an increase of $147.5 million, or 18.5%. Backlog was $325.1 million and $230.2 million for the year ended December 31, 2001 and 2000, respectively, an increase of $94.9 million, or 41.2%. Acquisitions contributed $72.1 million and $36.5 to the increase in bookings and backlog, respectively. In addition, both bookings and backlog were impacted by significant bookings for the Barracuda-Caratinga project of $37.2 million. The remainder of the increase is attributable to market recovery in our valve product lines offset in part by reduction in our instrument business.

Measurement Systems

Revenues were $343.1 million and $319.0 million for the years ended December 31, 2001 and 2000, respectively. Revenues increased $24.1 million, or 7.6%. The increase in revenues was primarily a result of an increase of approximately $16.0 million in sales in the United States. We experienced growth in our sales to our major oil company customers and high volume retailers of $13.6 million, higher service revenue of $4.3 million and higher exports of $5.1 million. These increases were partially offset by lower sales to distributors of $7.0 million. We also experienced higher revenues in Scandinavia, the United Kingdom and Canada, which was offset in part by unfavorable foreign currency translation impacts.

Gross profit was $88.8 million and $86.5 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $2.3 million, or 2.7%. Gross profit increased as a result of higher sales volume, partially offset by competitive pricing and lower service contract margins in the United States. As a percentage of revenue, gross margins decreased to 25.9% in 2001 from 27.1% in 2000.

Selling, engineering, administrative and general expenses were $66.5 million and $63.3 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $3.2 million, or 5.1%. Expenses in 2001 included $7.6 million of costs related to the closure and relocation of a retail fuel dispenser facility, partially offset by savings from headcount reductions, and cost controls. As a percentage of revenues, selling, engineering, administrative and general expenses were 19.4% and 19.8% for the years ended December 31, 2001 and 2000, respectively.

Operating income was $22.3 and $23.2 million for the years ended December 31, 2001 and 2000, respectively. This was a decrease of $0.9 million, or 3.9%. Although revenues increased in 2001, lower gross profit margins and increased selling, engineering, administrative and general expenses as discussed above led to an overall decline in operating income.

Bookings were $336.5 million and $317.1 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $19.4 million, or 6.1%. Backlog was $46.7 million and $48.8 million for the years ended December 31, 2001 and 2000, respectively. This was a decrease of $2.1 million, or 4.3%.

Compression and Power Systems

Revenues were $355.3 million and $301.2 million for the years ended December 31, 2001 and 2000, respectively. The increase of $54.1 million, or 18.0%, was primarily attributable to record sales of gas compression related equipment, which began a significant upturn in the fourth quarter of 2000. Original equipment engine sales increased $55.5 million and part sales increased $15.3 million. These increases were partially offset by market related declines in our rotary blower business of $16.7 million.

Gross profit was $108.9 million and $88.5 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $20.4 million, or 23.1%. These increases were primarily attributable to increases sales of original equipment and parts for gas compression applications which generally represent the highest profit margin products we have. As a percentage of revenue, gross margins increased to 30.7% in 2001 from 29.4% in 2000.

Selling, engineering, administrative and general expenses were $57.8 million and $49.4 million for the years ended December 31, 2001 and 2000, respectively. This was an increase of $8.4 million, or 17.0%. Much of this increase was due to increased sales volume, with the largest increases for payroll and purchased services. As a percentage of revenues, selling, engineering, administrative and general expenses were 16.3% and 16.4% for the years ended December 31, 2001 and 2000, respectively.

Operating income was $51.1 million and $39.1 million for the year ended December 31, 2001 and 2000, respectively. This was an increase of $12.0 million, or 30.7%. Increased volumes in our higher margin natural gas compression related products positively impacted operating income.

Bookings during 2001 were $316.8 million, or 2.8% below 2000, and bookings in the fourth quarter of 2001 declined substantially from bookings in the fourth quarter of 2000, as a result of the decline in the market outlook for the natural gas compression industry in 2002. Backlog at the end of 2001 was $51.4 million, or 42.2% below 2000.

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

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flows and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and equivalents were $118.8 million, $101.7 million, and $19.8 million, for the years ended December 31, 2002, 2001, and 2000, respectively. A significant portion of our cash and equivalents is utilized in our international operations and may not be immediately available to service debt in the United States.

Net cash flows generated from operating activities was $137.2 million, $94.2 million, and $91.6 million for the years ended December 31, 2002, 2001 and 2000, respectively mainly from changes in working capital and results of operations. We undertook a concerted program during 2001 and continuing throughout 2002 to reduce our investments in accounts receivable and inventory. Those reductions, primarily realized in 2002, led to an additional $122.7 million of total 2002 cash flows from operations of $137.2 million. This contrasts with inventory and receivables growth in 2001 which had the effect of reducing cash flows from operations by $57.9 million in 2001 to a total of $94.2 million.

Net cash flows used in investing activities for the year ended December 31, 2002 was $36.6 million, which was used for capital expenditures of $15.2 million and the acquisition of Modern Supply Company for $21.4 million. Net cash flows used in investing activities for the year ended December 31, 2001 was $1,361.5 million resulting from capital expenditures of $36.0 and cash used to complete the recapitalization transaction and other business acquisitions. In 2000, net cash flows used in investing activities was $28.9 million, resulting mainly from capital expenditures of $27.3 million.

Net cash flows used in financing activities for the year-ended December 31, 2002 was $87.4 million resulting primarily from the repayment of debt and deferred financing fees, offset by proceeds from the issuance of additional senior subordinated notes. In addition, we issued 250,000 shares of class B common stock for proceeds of $10.0 million. Net cash flows provided by financing activities for the year ended December 31, 2001 was $1,350.8 million resulting from the proceeds of the notes and the credit facility, along with cash from the investors, which were used to complete the recapitalization transaction. Net cash flows used in financing activities was $86.3 million for the year ended December 31, 2000, which represented the impact of net distributions and receipts from Halliburton.

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

Under our credit facility, we obtained a six-year $165.0 million Tranche A U.S. term loan facility and a six-year Tranche A Euro term loan facility in an amount equivalent to $100.0 million. In addition, we obtained an eight-year $455.0 million Tranche B term loan facility and a six-year $100.0 million revolving credit facility to be utilized for working capital requirements and other general corporate purposes. As of December 31, 2002, there was $64.8 million available under the revolving credit facility; amounts outstanding under letters of credit were $35.2 million.

The loans and other obligations under the credit facility are guaranteed by our direct parent, Dresser Holdings, Inc., and all of our existing and future direct and indirect wholly-owned domestic subsidiaries. Our obligations and the guarantees are secured by (a) all or substantially all of the material property and assets, real or personal now owned or hereafter acquired by us or the guarantors and (b) all proceeds and products of the property and assets described in clause (a) above.

The credit agreement, as amended to the date of this report, limits our ability to, among others: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We are also required to indemnify the agent and lenders and comply with specified financial and affirmative covenants including a total debt to EBITDA ratio and an interest coverage ratio. EBITDA is defined in our credit agreement and indenture to exclude certain unusual charges and other items and hence is not calculated in the same manner as the EBITDA presented elsewhere in this annual report.

As part of our credit agreement, beginning with fiscal year end 2002, we are required to make a mandatory prepayment, 90 days after year end, if our total debt to EBITDA ratio, as defined, is above certain levels. If our total debt to EBITDA ratio is in excess of 4:00 to 1.00 we will be required to pay 75% of excess cash flow, as defined in the credit agreement. If the total debt to EBITDA ratio is above 2.50 to 1.00 and below 4.00 to 1.00, then we will be required to pay 50% of excess cash flow as defined under the agreement. If the total debt to EBITDA ratio is equal to or less than 2.50 to 1.00, no such payment is required. As a result of the repayment of the Tranche A term loans with the proceeds from the March 2002 bond offering, and the optional prepayments made during 2002, no mandatory payment was required for the year ended December 31, 2002.

During 2002, we used the proceeds from the March 2002 note offering and made two additional optional prepayments on our credit facility of $53.0 million to extinguish our Tranche A term loans and repay a portion of our Tranche B term loan. As a result of these payments on our credit facility, we recorded a loss of $15.4 million, which represented the write-off of a portion of the unamortized deferred financing fees. These losses have been reflected as interest expense in our statements of operations.

In March 2002, we obtained an amendment to the credit facility that among other things increased the amount by which the Tranche B term loan can be increased from $95.0 million to $195.0 million.

As a condition of the third amendment to our credit facility in December 2002, we deposited $7.5 million in a segregated account with the administrative agent of our credit facility. Those funds were applied, at our option, to our Tranche B term loan on January 10, 2003. At December 31, 2002, these funds are reflected as restricted cash on our balance sheet. As a result of this prepayment, we wrote off an allocable portion of unamortized deferred financing charges of approximately $0.1 million in the first quarter of 2003. These costs are included in interest expense.

We entered into a sixth amendment and waiver to our credit agreement on August 5, 2003, which extended to December 15, 2003 our deadline for providing our senior lenders with audited financial statements for the fiscal years ended December 31, 2001 and December 31, 2002. This amendment also waived, among other things, any default or event of default relating in any respect to the 2001 re-audit, revision or restatement of any financial statement delivered to the senior lenders prior to August 5, 2003, including any default or event of default relating in any respect to any errors contained in such financial statements. The amendment grants a suspension period to deliver audited financials with respect to the waiver, which began on March 31, 2003 and ends on the earlier of (1) December 15, 2003 and (2) the date on which the administrative agent receives the audited annual financial statements for the years ended December 31, 2002 and 2001.

Effective January 1, 2003, the applicable margin on our Tranche B Term Loan was increased from 3.50% to 3.75%. In addition, effective March 31, 2003, the applicable margin on our Tranche B Term Loan was increased by an additional 0.50% per annum and, effective August 5, 2003, the applicable margin on our Tranche B Term Loan was further increased by an additional 0.50% per annum. The aggregate 1.00% per annum increase will remain in effect during the suspension period referred to above.

Total deferred financing fees incurred in connection with obtaining all of the amendments to the credit facility to date were $6.1 million.

Under the indenture that governs our senior subordinated notes, certain covenants require that we furnish to all holders of the notes all quarterly and annual financial information required to be contained in a filing with the SEC on Forms 10-Q and 10-K within the time period specified in the SEC’s rules and regulations. In 2002, we determined that our 2001 financial statements, which had been previously been audited by Andersen, needed to be restated and re-audited, which resulted in a delay in the filing of our annual report on Form 10-K for 2002 and our quarterly reports on Form 10-Q for the three months ended March 31, 2003, the three months ended June 30, 2003 and the three months ended September 30, 2003.

The failure to perform under this covenant would constitute an event of default if the default continues for a period of 30 days after we receive a written notice specifying the default (and demanding that the default be remedied) from the trustee or holders of at least 25% of the outstanding principal amount of the notes. On December 4, 2003 we completed a consent solicitation to amend the indenture of our senior subordinated notes to provide that Dresser will only be obligated to furnish to the holders of the senior subordinated notes a report by Dresser’s certified independent accountants with respect to annual information for fiscal years beginning after December 31, 2000. Each holder that consented also waived all events of default with respect to breaches of the reporting provision of the indenture and all rights to cause the principal and accrued interest on the senior subordinated notes to be immediately due and payable. We entered into a supplemental indenture with the trustee for the holders and the guarantors of the senior subordinated notes on December 4, 2003 to put into effect the amendment.

The Company believes cash flows from operating activities combined with availability under its existing credit agreements will be sufficient to enable the Company to meet its cash flow needs for the next 12 months.

Our long-term ability to make payments on and to refinance our indebtedness, including our senior subordinated notes, to achieve specified ratios required under our credit agreement, and to fund planned capital expenditures and research and development efforts will depend on our ability to achieve cost savings and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, we have recently experienced weakness in demand for some of our products as a result of general economic conditions. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under the credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay our indebtedness, including the notes, or to fund our other liquidity needs. If general economic conditions do not improve and we are unable to achieve the financial ratios specified in our credit facility, we expect that we would be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the credit facility and the notes, on commercially reasonable terms or at all. See “Item 1. Business—Certain Risk Factors—Restrictive covenants in the credit facility and in the indenture may restrict our ability to pursue our business strategies.”

The following tables set forth cash obligations and commitments at December 31, 2002 for the next several years:

	2003	2004	2005	2006	2007	2008 and Thereafter	Total
	(in millions)
Contractual Cash Obligations
Long-Term Debt(1)	$0.6	$2.7	$4.7	$4.7	$4.5	$939.9	$957.1
Capital Lease Obligations	0.5	0.3	0.3	0.3	0.2	—	1.6
Operating Leases	14.3	12.6	11.0	8.8	5.4	14.0	66.1

Total Contractual Cash Obligations	$15.4	$15.6	$16.0	$13.8	$10.1	$953.9	$1,024.8

(1) Excludes a $5.7 premium, which is being amortized over the term of the notes.

	2003	2004	2005	2006	2007	2008 and Thereafter	Total
	(in millions)
Commitments
Letters of Credit	$33.1	$2.0	$—	$—	$—	$0.1	$35.2

Total Commitments	$33.1	$2.0	$—	$—	$—	$0.1	$35.2

In January 2003, the $7.5 million that was being held in a restricted cash account was applied to our Tranche B term loan. In accordance with our credit agreement, the payment was first applied initially to the next four installments in order of maturity and then on a pro rata basis. As a result, the payment was applied to the $2.1 million due in 2004, with the remainder applied ratably to the remaining principle payments due on the Tranche B term loan.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, or APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, for segments of a business to be disposed of. SFAS No. 144 retains APB 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that has been disposed of or is classified as “held for sale.” The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. There was no impact to our results of operations or financial position as a result of adopting this standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. This statement also amends SFAS No. 13, “Accounting for Leases” and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We elected early application of this statement. During 2002 and 2003, we extinguished our Tranche A term loans and made optional prepayments on our Tranche B term loan, and as a result, we recorded a loss for the write-off of unamortized debt issuance costs. These costs have been reflected as interest expense in our statements of operations, and have not been classified as extraordinary items.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company elected early adoption of SFAS No. 146 as of July 2002. See Note 3 to our financial statements for disclosure of our costs associated with exit activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are in effect for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition guidance provided in the statement had no impact on our results of operations or financial position, as we elected not to change the accounting of our stock based compensation from APB No. 25 “Accounting for Stock Issued to Employees.” We have implemented the disclosure provisions of this statement, see Note 1 to our financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. See Note 21 to our financial statements. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

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

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$0.4	$—	$—	$—	$—	$—	$0.4	$—
Avg. Contract Rate	130.2948	—	—	—	—	—
Euro
Contract Amount	$49.9	$—	$—	$—	$—	$—	$49.9	$2.3
Avg. Contract Rate	0.9754	—	—	—	—	—
Related forward contracts to sell GBP
Euro
Contract Amount	$0.3	$—	$—	$—	$—	$—	$0.3	$—
Avg. Contract Rate	0.6423	—	—	—	—	—
Related forward contracts to buy USD
South African Rand
Contract Amount	$0.6	$—	$—	$—	$—	$—	$0.6	$(0.1)
Avg. Contract Rate	10.4379	—	—	—	—	—
Euro
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	1.0322	—	—	—	—	—
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.3	$—	$—	$—	$—	$—	$0.3	$—
Avg. Contract Rate	10.3994	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$0.6	$0.6	$0.6	$0.6	$0.6	$552.7	$555.7	$555.5
Average Interest Rate	9.28%	9.29%	9.30%	9.31%	9.33%	9.33%
Variable Rate	$—	$2.1	$4.2	$4.1	$4.2	$389.5	$404.1	$404.1
Average Interest Rate	5.43%	6.77%	7.52%	8.03%	8.43%	8.77%
Euro Functional Currency
Fixed Rate	$0.9	$0.7	$0.7	$0.7	$0.3	$0.4	$3.7	$3.7
Average Interest Rate	4.30%	4.33%	4.37%	4.50%	4.50%
Variable Rate	$0.2	$0.2	$0.1	$0.2	$0.2	$—	$0.9	$0.9
Average Interest Rate	2.52%	3.01%	3.55%	3.99%	4.26%
Interest Rate Swaps
Pay Fixed/Receive Variable	$115.0	$—	$—	$—	$—	$—	$115.0	$(2.6)
Average Pay Rate	4.49%	—	—	—	—	—
Average Receive Rate	1.35%	—	—	—	—	—
Pay Variable/Receive Fixed	$100.0	$—	$—	$—	$—	$—	$100.0	$1.6
Average Pay Rate	7.57%	—	—	—	—	—
Average Receive Rate	9.38%	—	—	—	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors’ reports, financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See “Index to Financial Statements and Financial Statement Schedules.”

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 10, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Arthur Andersen, which ceased operations during 2002, and appointed PwC as our independent auditors. Arthur Andersen’s reports on our consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. Since dismissing Arthur Andersen, we have subsequently determined there were errors in the financial statements covered by the Arthur Andersen reports. Accordingly, the Arthur Andersen audit reports are not included in this report, and our financial statements for periods prior to 2001 are unaudited. During each of our two most recent fiscal years and through June 10, 2002 there were (1) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope of procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years and (2) no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K. In connection with Arthur Andersen’s audits of our two most recent fiscal years ended December 31, 2001 and through June 10, 2002, we did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Certain of the matters described above contributed to accounting errors in our financial statements, which necessitated the restatements described elsewhere in this report and/or resulted in adjustments to our 2002 financial statements upon audit. We have conducted a review of the errors requiring restatement, including a separate review by our audit committee to determine what remedial measures were necessary. We believe our management has taken or is in the process of taking the steps necessary to correct the errors and avoid similar errors in the future.

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures both as of December 31, 2002, the end of the period covered by this report, and, because of the late filing of this report, during the weeks preceding the filing of this report. Based upon the foregoing, our chief executive officer and chief financial officer concluded that, as of December 31, 2002, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure and that the following initiatives with respect to our disclosure controls and procedures were required:

•	We have reviewed the adequacy of our accounting personnel. Our former chief accounting officer and vice president of finance, as well as a member of his staff, have left our company. We have appointed a new chief accounting officer and significantly increased the number of management and staff personnel in our corporate accounting department to increase our depth of experience in accounting and SEC reporting matters. We have appointed new controllers at two of our operating units. We are continuing to monitor and review the overall adequacy of our accounting personnel and expect to make additional changes in certain of our operating units and at our corporate accounting department, including recruiting an experienced director of accounting;

•	We, with the assistance of outside consultants, have undertaken a review and revision of, and continue to review and revise, a number of our disclosure and accounting policies and procedures to address specific control weaknesses, including policies and procedures to:

—	ensure that resources and closing processes are adequate to achieve complete and accurate financial reporting;

—	require deliberative and objective consideration of the effect on financial reporting and disclosure of unusual and/or nonrecurring transactions, among other things, to ensure that we adhere to our reporting obligations;

—	require regular reporting to our chief financial officer by our corporate accounting department of its adherence to closing schedules and processes, transactions that impact reported results of operations deriving other than from business operations (e.g., income arising from estimate changes as compared to from actual economic events) and transactions that are individually material to our company;

—	require additional periodic reporting to our audit committee of significant matters affecting income and that bear on the quality of our reported earnings; and

—	reflect current accounting and reporting guidance, financial pronouncements and regulations;

•	We have modified our processes for periodic review of operating and financial results with our operating units as well as our procedures for monthly business management reviews, and expanded the data provided by our operating units to our corporate finance group;

•	We have commenced a project to inventory, assess and strengthen our internal controls over financial reporting, including establishing an internal project team to accomplish this task;

•	We have undertaken a plan to adopt an enterprise-wide reporting system (ERP) solution to replace the current variety of systems we used for operating and financial reporting throughout our global organization. We have installed this system at our corporate accounting department and have begun design and configuration of the system for deployment in our various operating units, which we expect to be completed during 2005; and

•	We have begun to conduct training sessions for our financial personnel on key accounting matters, including current accounting and reporting guidelines and regulations.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Stuart M. Brightman is a Vice President of Dresser, Inc. and President of Dresser of the On/Off valve operation of Dresser Flow Solutions. Mr. Brightman previously held the position of President, Americas Operations for Dresser Flow Control. In 1993, Mr. Brightman joined Wheatley TXT a predecessor company of Dresser Flow Control. In 1994, Mr. Brightman was appointed senior vice president of the Dresser Oilfield Valve Division. In 1995, Mr. Brightman was promoted to president of the division, and subsequently President of U.S. Operations of Dresser Energy Valve Division, which later became part of Dresser Flow Control. Mr. Brightman is 46 years old.

Andrew E. Graves is a Vice President of Dresser, Inc. and President of Dresser Flow Solutions. Mr. Graves joined Dresser in April 2003. Prior to joining Dresser, Mr. Graves previously held the position of President and Chief Operating Officer of Federal Signal Corporation since 2001. Prior to his tenure there, he was President of CNH Capital Corporation, a financial services subsidiary of CHH Global. Mr. Graves also led the Latin America business for Case Corporation (a predecessor company to CNH Global) from 1994 to 1998. From 1983 to 1994, Mr. Graves held a variety of operations management positions in FMC Corporation’s Wellhead Equipment division. Mr. Graves is 44 years old.

Thomas J. Kanuk is the Corporate Controller and Chief Accounting Officer of Dresser, Inc. He joined Dresser in July 2002 as Corporate Controller and became our Chief Accounting Officer in October 2003. Prior to joining Dresser, Mr. Kanuk was the Corporate Controller for Dal-Tile International Inc, from 1998 to 2002. He has also previously served in corporate and operational financial management positions at Invacare Corporation, and The Sherwin Williams Company and has also worked for Ernst & Young LLP. Mr. Kanuk is 51 years old.

Steven G. Lamb is President and a Director of Dresser, Inc. Mr. Lamb previously served as President and Chief Executive Officer of World Kitchen, Inc. Prior to his tenure at World Kitchen, Inc., which he joined in 2001, Mr. Lamb was President and Chief Operating Officer of CNH Global N.V., a company created in 1999 from the merger of Case Corporation and New Holland N.V. Before the merger, he held the same position for Case Corporation beginning in 1995. Mr. Lamb is 47 years old.

Troy D. Matherne is Vice President, Chief Information Officer of Dresser, Inc. Mr. Matherne previously served as Director of Information Services for Dresser. He joined Dresser Industries in 1997 and served as Strategic Marketing Manager for the Baroid Drilling Fluids division. Prior to working for Dresser, Mr. Matherne spent nine years working for the U.S. operations of the Auchan Group in various roles such as controller, marketing manager, division management and procurement. Mr. Matherne is 41 years old.

J. Scott Matthews is Senior Vice President of Corporate Development for Dresser, Inc. Mr. Matthews has served in various roles in the domestic and international oil and gas industry for over 22 years. Since 1996, Mr. Matthews was involved with private investments. From 1987 to 1996, Mr. Matthews was President and Chief Executive Officer of Compressor Systems, Inc. In 1982 he was a founding partner in an independent oil & gas production company in Midland, TX. Mr. Matthews is 57 years old.

Dale B. Mikus was Vice President-Finance and Chief Accounting Officer of Dresser, Inc. Mr. Mikus previously served as Vice President and Chief Financial Officer of Dresser Equipment Group, Inc. Mr. Mikus joined Dresser Industries in 1997 as Manager—Corporate Accounting. Prior to joining Dresser Industries, Mr. Mikus was a Director in the Audit and Business Advisory Services Practice for PricewaterhouseCoopers LLP. Mr. Mikus is 40 years old. Mr. Mikus is no longer with Dresser as of September 5, 2003.

Patrick M. Murray is Chief Executive Officer and a Director of Dresser, Inc. Mr. Murray previously served as President of Dresser Equipment Group Inc., Vice President, Strategic Initiatives of Dresser Industries, and Vice President, Operations of Dresser Industries. Mr. Murray has also served as the President of Sperry-Sun Drilling Services and the Controller of NL Industries. Mr. Murray joined NL Industries in 1973 as a Systems Application Consultant and has served in a variety of increasingly senior management positions with NL Industries, Baroid Corporation and Dresser Industries. Mr. Murray is currently a director of Benton Oil and Gas Company. Mr. Murray is 60 years old.

James A. Nattier is Executive Vice President and Chief Financial Officer of Dresser, Inc. Mr. Nattier became Chief Financial Officer in March 2002 and has previously served as Vice President and Chief Administrative Officer, Vice President—Shared Services for Dresser Equipment Group Inc., Executive Vice President—Shared Services for Halliburton Energy Services and Vice President—Industrial Products for Baroid Drilling Fluids. Mr. Nattier joined NL Industries in 1978 and has served in a variety of technical, operations, marketing and senior management positions with NL Industries, Baroid Corporation, Dresser Industries and Halliburton. Mr. Nattier is a Director of Quanta Services. Mr. Nattier is 42 years old.

William E. O’Connor is a Vice President of Dresser, Inc. and President of Waukesha Engine. Mr. O’Connor previously served as President of the Dresser Waukesha Engine Division and as Managing Director of Mono Pumps. He has worked in the industry since 1969 in application engineering, sales, and marketing. Mr. O’Connor is 57 years old.

Frank P. Pittman is Vice President, General Counsel and Secretary of Dresser, Inc. Mr. Pittman previously served as Vice President—Law for Dresser Equipment Group, Inc., Vice President & Associate General Counsel of Halliburton Energy Services, Inc., and as Senior Counsel of Dresser Industries and its affiliate, Dresser-Rand Company. Mr. Pittman joined Dresser Industries in 1979. Mr. Pittman is 57 years old.

James F. Riegler is Vice President—Human Resources of Dresser, Inc. Mr. Riegler previously served as Director—Human Resources of Dresser Equipment Group, Inc., and Director of Employee Relations of Dresser Industries. Mr. Riegler joined Dresser Industries in 1981. Mr. Riegler is 53 years old.

John P. Ryan is a Vice President of Dresser, Inc. and President of Dresser Wayne. Mr. Ryan previously served as President of Dresser Wayne. Mr. Ryan joined us as a National Accounts Sales Manager in 1987, worked in Field Sales and National Sales and became the Vice President of Sales in 1991. Prior to working at Dresser Wayne, Mr. Ryan worked for 10 years with Goulds Pumps Inc. in various sales capacities in Singapore and the United States. Mr. Ryan is 51 years old.

Brian White is Vice President, Business Reengineering of Dresser, Inc. Mr. White previously served as Vice President—Technology of Dresser Equipment Group, Inc. from December 1998 through September 2002. Prior to joining the group he was with Sperry-Sun Drilling services in a number of various roles working on their MWD Systems, Senior Design Engineer, Program Manager, Technical Director, Program Director and finally Vice President of Manufacturing. He began his career in 1981 with Caterpillar as a Maintenance Engineer before moving to Orbit Controls as a Design Engineer working on the design, installation and commissioning of Industrial Control Systems. Mr. White is 44 years old.

William E. Macaulay is Chairman of the Board of Directors of Dresser, Inc. Mr. Macaulay is the Chairman and Chief Executive Officer of First Reserve Corporation and has been with that firm since 1983. Prior to joining First Reserve in 1983, Mr. Macaulay was a co-founder of Meridien Capital Company, a private equity buyout firm. From 1972 to 1982, Mr. Macaulay was with Oppenheimer & Co., Inc., where he served as Director of Corporate Finance, with responsibility for investing Oppenheimer’s capital in private equity transactions, as a General Partner and member of the Management Committee of Oppenheimer & Co., as well as President of Oppenheimer Energy Corporation. Mr. Macaulay is currently a director of Weatherford International, Inc. National Oilwell, Inc., and Chairman of the Board of Pride International, Inc., Mr. Macaulay is 58 years old.

Paul D. Barnett is a Director of Dresser, Inc. Mr. Barnett was one of the founders of and has been a Managing Principal with Odyssey Investment Partners, LLC since 1997. Mr. Barnett was also a Principal in the equity investing group at Odyssey Partners from 1993 to 1997. Prior to joining Odyssey Partners, Mr. Barnett was a Managing Director of Mancuso & Company, a New York-based private equity investor, from 1990 to 1993. From 1984 to 1990, Mr. Barnett was in the corporate finance department of Kidder, Peabody & Co., where he was involved primarily in structured finance, high yield capital markets and merchant banking. Mr. Barnett is 42 years old.

Bernard J. Duroc-Danner is a Director of Dresser, Inc. Mr. Duroc-Danner currently holds the position of Chairman, President and Chief Executive Officer of Weatherford International, Inc. Prior to Weatherford’s merger with EVI, Inc., Mr. Duroc-Danner was the President and Chief Executive Officer of EVI, Inc. In prior years, Mr. Duroc-Danner held positions at Arthur D. Little and Mobil Oil, Inc. (now ExxonMobil). In addition, Mr. Duroc-Danner is a director of Grant Prideco, Inc., Universal Compression Holdings, Inc., Cal Dive International, Inc., Peabody Energy and Parker Drilling Company. Mr. Duroc-Danner is 49 years old.

Ben A. Guill is a Director of Dresser, Inc. Mr. Guill is President of First Reserve Corporation and joined that firm in 1998. Prior to joining First Reserve, Mr. Guill spent 18 years with Simmons & Company International, an investment banking firm, where he served as Managing Director and Co-Head of Investment Banking. Prior to that time he was with Blyth Eastman Dillon & Company. Mr. Guill is a director of National Oilwell, Inc., Superior Energy Services, Inc., Chicago Bridge & Iron Company N.V.,T-3 Energy Services, Inc. and Quanta Services. Mr. Guill is 52 years old.

Muzzafar Mirza is a Director of Dresser, Inc. Mr. Mirza was one of the founders of and has been a Managing Principal with Odyssey Investment Partners, LLC since 1997. Mr. Mirza also was a Principal in the private equity investing group at Odyssey Partners from 1993 to 1997. Prior to joining Odyssey Partners, Mr. Mirza was head of merchant banking at GE Capital Corp., where he was responsible for all the company’s cash flows lending and investing. Mr. Mirza spent five years at Marine Midland Bank and was a member of the bank’s first LBO finance group. Mr. Mirza is 44 years old.

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

He currently serves as a director of Oil States International, Inc. and Pioneer Companies, Inc. Mr. Rosenthal is 53 years old.

Thomas J. Sikorski is a Director of Dresser, Inc. Mr. Sikorski is a Managing Director of First Reserve Corporation and joined that firm in April 2002. Prior to joining the firm, Mr. Sikorski was most recently a co-founder and Partner with Windward Capital, a New York-based private equity firm with $700 million under management in two funds. He was a Director at MetLife Private Equity Investments and a Vice President in the CSFB Private Equity Group. Mr. Sikorski is a Director of HCC Industries, Inc., Palace Entertainment, Inc., Dataware Inc., Quanta Services, and Aquilex Services Corp. Mr. Sikorski is 42 years old.

Board Committees

Our Board of Directors has an Executive Committee, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Executive Committee may exercise any of the Board’s authority between meetings of the Board. The members of the Executive Committee are Messrs. Murray, Macaulay and Barnett. The Audit Committee recommends to the Board of Directors the engagement of the independent auditors; reviews the professional services provided by, and the fees charged by, the independent auditors; reviews the scope of the internal and external audit; and reviews financial statements and matters pertaining to the audit. The members of the Audit Committee are Messrs. Barnett, Rosenthal and Sikorski. The Compensation Committee is responsible for assuring that the executive officers and other key management are effectively compensated and that compensation is internally equitable and externally competitive. The members of the Compensation Committee are Messrs. Guill and Mirza. The Nominating and Corporate Governance Committee oversees the nomination of candidates for the Board and delegates authority to the various committees of the Board. The members of the Nomination and Corporate Governance Committee are Messrs. Macaulay and Duroc-Danner.

Board Compensation

The members of the Board of Directors of Dresser are reimbursed for their out-of-pocket expenses. In addition, non-employee non-affiliate members of the Board of Directors will be compensated $5,000 for each Board meeting and $1,000 for each Committee meeting attended by such director. Compensation will be in the form of cash or class A common shares of Dresser, Ltd.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the 2002, 2001 and 2000 compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers.

Summary Compensation Table

Name	Year	Salary	Bonus $(1)	Restricted Stock Awards $(2)	Securities Underlying Options (#) (3)	LTIP Payouts $(4)	All Other Compensation $(5)
Patrick M. Murray	2002	$500,000	$122,542	$—	$—	$—	$182,662
Chief Executive Officer	2001	476,788	1,299,617	—	135,000	258,258	29,018
	2000	400,000	500,028	584,501	—	121,433	6,652
Steven G. Lamb(7)	2002	128,646	355,000	—	—	—	—
President

James A. Nattier	2002	220,008	54,012	—	—	—	11,519
Executive Vice President and	2001	206,586	536,342	—	50,000	—	8,970
Chief Financial Officer	2000	163,350	201,563	59,438	—	36,607	7,657

Stuart M. Brightman(8)	2002	215,833	84,000	—	19,000	—	14,097
President,	2001	195,595	747,116	—	17,000	—	15,247
Dresser On/Off Valve Division	2000	184,275	110,565	118,875	—	—	27,689

William E. O’Connor	2002	220,673	90,000	—	—	—	37,321
President,	2001	221,886	726,194	—	36,000	—	30,103
Dresser Waukesha Division	2000	213,885	267,360	79,250	—	90,592	6,800

Albert G. Luke(9)	2002	42,500	102,000	—	—	—	660,450
President,	2001	254,382	728,097	—	36,000	—	13,190
Dresser IDR Division	2000	242,468	303,089	79,250	—	—	6,800

(1)	Bonuses with respect to 2002 were earned in 2002 and paid in 2003 with the exception of Mr. Lamb. The bonus for Mr. Lamb represents a signing bonus and he will not receive a bonus under the 2002 incentive plan. Bonuses with respect to 2001 include a sales and retention bonus, established by Halliburton, associated with the sale of DEG; the amounts are as follows:
(2)
Patrick M. Murray	$1,075,580
James A. Nattier	$443,677
Stuart M. Brightman	$666,417
William E. O’Connor	$575,126
Albert G. Luke	$651,984

In addition, it includes a Halliburton business performance incentive paid in the first quarter of 2001 and a Dresser business performance incentive for the final nine months. Bonuses reported with respect to 2000 were paid pursuant to Halliburton Company’s incentive bonus plan in February 2001 based on financial performance in 2000. The reported 2000 bonuses were paid in restricted stock of Halliburton at a value of $43.1505 per share when awarded in 2001.
(3)	In connection with the recapitalization transactions, we have agreed to assume the value of Halliburton’s liability with respect to cash payments for the value of Halliburton restricted stock held by Messrs. Murray, Nattier, O’Connor, and Ryan as to which the restrictions had not lapsed as of April 10, 2001. See “—Treatment of Halliburton Restricted Stock” below.
(4)	As a result of the transactions in which Dresser, Ltd. became our indirect parent, all awards outstanding under the Dresser 2001 Stock Incentive Plan as of July 3, 2002 were converted into awards under the Share Incentive Plan of Dresser, Ltd. No awards have been issued subsequent to July 3, 2002. As such, the schedule reflects stock options of Dresser, Ltd.

(5)	Payouts were made under Performance Stock Unit Plans, Incentive Stock Unit Plans and Long Term Performance Incentive Plan of Baroid Corporation in 2001 and 2000 based on cycles partially applicable to prior years.
(6)	Amounts for 2002 includes company match to qualified and non-qualified plans, pension plan equalizer, imputed income on executive life insurance. For Mr. Murray, other compensation includes $144,364 related to short-term deferred compensation plan payment. Mr. Luke waived his rights to any future bonus payments under our incentive plan in exchange for a severance payment of $447,950 which has been included in other compensation. Amounts in this column for 2001 represent company match on qualified and nonqualified plans; pension plan equalization awards, patent awards, tax preparation fees, and premiums paid for executive life insurance. Amounts for 2000 represent matching contributions paid under Halliburton 401(k) plans.
(7)	Mr. Lamb’s employment agreement was effective November 1, 2002. His salary represents his prorated actual earnings in 2002. Mr. Lamb’s annual salary is $650,000.
(8)	Mr. Brightman, in April 2003, became the President of the On/Off valve sub-division.
(9)	Mr. Luke’s employment with Dresser terminated on February 28, 2002. His 2002 base salary reflects payment of his base salary for the two months ended February 28, 2002. Total termination payments are reflected in “—All Other Compensation.”

Option Grants in the Last Fiscal Year

Name	# of Securities Underlying Options Granted(1)	Percentage of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Sh)	Expiration Date	Potential Assumed Rates of Appreciation 5%(3)	Potential Assumed Rates of Appreciation 10%(3)
Stuart M. Brightman	19,000	20.0%	$40.00	March 25, 2012	$477,960	$1,211,244

(1)	As a result of the transactions in which Dresser, Ltd. became our indirect parent, all awards outstanding under the Dresser 2001 Stock Incentive Plan as of July 3, 2002 were converted into awards under the Share Incentive Plan of Dresser, Ltd. No awards have been subsequent to July 3, 2002. As such, the schedule reflects stock options of Dresser, Ltd.
(2)	Options to purchase a total of 95,147 shares of common stock were granted to employees in 2002.
(3)	The amounts under the columns labeled “5%” and “10%” are included by Dresser pursuant to certain rules promulgated by the SEC and are not intended to forecast future appreciation, if any, in the price of the common stock. These amounts are based on the assumption that the named person holds the options for the full term of the options. The actual value of the options will vary in accordance with the value of the common stock.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table shows aggregate exercises of options to purchase Dresser, Ltd. common shares in the fiscal year ended December 31, 2002 by the executive officers named in the Summary Compensation Table.

			Number of Securities Underlying Unexercised Options at Fiscal Year-end (Shares)(2)		Value of Unexercised In-the- Money Options at Fiscal Year-end(3)
Name	Shares Acquired on Exercise(#)	Value Realized ($)(1)	Exercisable	Unexercisable	Exercisable(3)	Unexercisable(4)
Patrick M. Murray	—	—	15,260	119,740	—	—
Steven G. Lamb	—	—	—	—	—	—
James A. Nattier	—	—	5,652	44,348	—	—
Stuart M. Brightman	—	—	1,922	34,078	—	—
William E. O’Connor	—	—	4,069	31,931	—	—
Albert G. Luke	—	—	—	—	—	—

(1)	Values are determined by aggregating, for each option exercise in 2002, the amount calculated by multiplying (i) an amount calculated by subtracting the exercise price paid for each such exercise from the closing price of the common stock as of the date of such exercise by (ii) the number of shares acquired upon such exercise.
(2)	As a result of the transactions in which Dresser, Ltd. became our indirect parent, all awards outstanding under the Dresser 2001 Stock Incentive Plan as of July 3, 2002 were converted into awards under the Share Incentive Plan of Dresser, Ltd. No awards have been subsequent to July 3, 2002. As such, the schedule reflects stock options of Dresser, Ltd.
(3)	Based upon a price per common share of $40.00 on December 31, 2002.
(4)	None of the options are in the money.

Employment Agreements

We have entered into employment agreements with each of the executive officers named in the Summary Compensation Table. Each of the employment agreements provides generally:

•	The annual base salary, which may be increased by our Board of Directors in its discretion for each of the executive officers named in the Summary Compensation Table, is as follows:

Named Officer	Title	Base Salary
Patrick M. Murray	Chief Executive Officer	$500,000
Steven G. Lamb	President	$650,000
James A. Nattier	Chief Financial Officer	$220,000
William E. O’Connor	President—Waukesha Engine	$225,000
Stuart M. Brightman	President—Dresser on/Off Valve Division	$200,000

•	Each executive officer is entitled to participate in our annual incentive plan and in our various other employee benefit plans and arrangements that are applicable to senior officers.

•

If an executive officer is terminated without “cause,” or if he resigns for “good reason” (each as defined in the respective employment agreements), he is entitled to receive his incentive bonus and annual base salary for 24 months and to continue coverage under our medical, dental and life insurance programs for 18 months on the same basis as he was entitled to participate prior to his termination. In addition, all unvested options, other than performance based options, will become immediately vested upon the date of such termination and the restrictions will lapse on previously awarded shares of restricted stock.

•	Each executive officer has agreed not to compete with us during the term of his employment and for one year following termination of his employment.

Mr. Murray’s employment agreement is substantially identical to the other agreements described above, although it differs in the following respects:

•	If he is terminated without cause, he is entitled to receive his incentive bonus and annual base salary for 36 months.

•	He has agreed not to compete with us for two years following termination of his employment.

Under the terms of Mr. Lamb’s employment contract, he will serve as President and as a member of the Board of Directors. He will also serve as Chief Executive Officer of the Company at a date to be designated by the the Board of Directors, no later than December 31, 2004. Mr. Lamb will be eligible for an annual incentive bonus, if at all, based on achievement of performance goals established annually by the Board of Directors, in consultation with Mr. Lamb. The Board of Directors will determine whether performance goals have been met, and the amount of any annual incentive bonus could equal 50% to 100% of the employee’s base salary. Mr. Lamb received an initial signing bonus of $355,000 and will be entitled to receive additional retention bonuses no later than December 31, 2003 and 2004, respectively, of no less than $50,000 and no more than $325,000. The Board of Directors will determine the amount of the retention bonus based on the same performance goals as the incentive bonus for each year, respectively. In addition, Mr. Lamb will receive a perquisite allowance as determined by the Board of Directors throughout his employment.

If his employment is terminated without “cause” or if he resigns other than for cause, he is entitled to receive his earned but unpaid base salary; earned but unpaid incentive bonus, initial signing bonus, and retention bonus payable for years prior to the year of his termination of employment and unpaid incentive target bonus and minimum retention bonus for the year of termination, pro rated through the date of termination. These amounts shall be paid him in a single lump sum cash payment. In addition he is entitled to receive his base salary and his incentive target bonus for three years. Mr. Lamb will also be entitled to participate in all applicable employee benefit plans and programs for as long as he is receiving a severance benefit.

If his employment is terminated in anticipation of or within one year following a change in control, Mr. Lamb will receive a severance benefit consisting of three times his base salary and three times his incentive target bonus in a single lump sum cash payment.

He has agreed not to compete with the company for three years following the termination of his employment.

The Executive Committee of the Board of Directors approved a grant option of 224,000 shares of Dresser common stock. We currently do not have enough options authorized under our share incentive plan to issue Mr. Lamb the options he was granted under his employment agreement. Mr. Lamb agreed to amend his employment agreement to permit a delay of the execution of options until a later date. As a result, we intend to amend the plan to increase the number of authorized shares to allow us to issue Mr. Lamb the options he has been granted. The unvested options will terminate without value upon termination for employer cause or resignation without employee cause. Unvested options will vest immediately upon any termination other than for employee cause. Vested options will expire if unexercised on the first anniversary of termination.

We have also entered into severance agreements with approximately six of our executives, not including the 12 executive officers with whom we have signed employment agreements. Generally, the severance agreements provide that if the executive’s employment is terminated under certain circumstances described in the agreements within two years after the completion of the recapitalization transaction, the executive is entitled to receive various benefits, including the following:

•	cash payments equal to 100% of the executive’s then current base salary;

•	the executive’s full prior year bonus, if not already paid, and the executive’s targeted bonus for the year in which the termination occurs; and

•	continuation of basic medical, dental, life and disability insurance for six months.

Additionally, each executive has agreed not to compete with us during the six month period following a termination of the executive’s employment, if it occurs within the period during which benefits are payable under the severance agreements.

Dresser, Inc. Plans

With the recapitalization transaction, we had a Stock Incentive Plan, an Equity Purchase Plan, and Deferred Compensation Plans, which provided for various forms of compensation in shares of Dresser common stock or otherwise in a form based on the value of Dresser common stock. Since Dresser, Ltd. became our indirect parent company, Dresser assigned its rights and obligations under the Equity Purchase Plan and the Stock Incentive Plan to Dresser, Ltd., effective July 3, 2002.

Share Incentive Plan

The Share Incentive Plan of Dresser, Ltd. is the successor and continuation of the 2001 Stock Incentive Plan of Dresser, Inc., with respect to those participants who were apart of the plan as of July 3, 2002. This share plan permits the grant of a variety of equity based compensation awards, including non-qualified share options, incentive share options, restricted share awards, phantom shares, share appreciation rights and other rights with respect to our common shares. Seven hundred twenty-two thousand six hundred one (722,601) common shares (which may be Class B common shares, par value $0.01) are issuable under the share plan (subject to adjustment for events such as share dividends, share splits, recapitalizations, mergers and reorganizations). Our employees, consultants and directors are eligible to receive awards under the share plan.

All awards outstanding under the Dresser 2001 Stock Incentive Plan as of July 3, 2002 were converted into awards under the Share Incentive Plan of Dresser, Ltd. No awards have been issued subsequent to July 3, 2002. As of July 3, 2002 we had the following options outstanding under the 2001 Stock Incentive Plan:

•	options to purchase 226,814 shares of common stock that vest 20% on the first anniversary of the date of the grant and 1/48 of the remaining 80% per month for each month thereafter until the option is fully vested. Vesting of these options will accelerate if the employee leaves for good reason, is terminated by the company without cause, dies or suffers a permanent disability.

•	options to purchase 109,583 shares of common stock that will vest, if at all, if our majority shareholder realizes a 35% annualized internal rate of return on its initial investment in us and is able to liquidate its initial investment in us at a price equal to at least 450% of the price paid for its initial investment (as adjusted for stock splits and other recapitalizations).

•	options to purchase 328,750 shares of common stock that vest if the employee is still employed after nine and one-half years, but vesting will accelerate (up to 20% per year over five years) if we achieve predetermined financial performance milestones. The vesting of these options will also be accelerated if the options discussed in the preceding paragraph vest.

If the employee retires, is terminated for cause, or resigns (without good reason) then the option is immediately terminated with respect to all unvested shares, and with respect to all vested shares is terminated at the end of the later of: (1) 60 days, or (2) the minimum time period the employee has to cause us to repurchase the vested shares at fair market value under the terms of his or her employment agreement and the investor rights agreement. See “Item 13. Certain Relationships and Related Transactions.”

Certain terms of options which may be granted to our non-employee directors are set forth in the stock plan. In particular, the share plan contains a maximum limit on the number of options that may be granted to an independent director. In addition, each non-employee director option will generally have a per share exercise price equal to the fair market value per common share as of the date of grant and will generally vest upon the occurrence of certain corporate transactions.

Common shares purchased or acquired under the share plan are generally subject to restrictions on transfer, repurchase rights, and other limitations set forth in the investor rights agreement (or in an option agreement, shareholders’ agreement or other similar agreement that we may enter into with the stock plan participant).

Management Equity Purchase Plan

The Management Equity Purchase Plan of Dresser, Ltd. is the successor and continuation of the Dresser, Inc. 2001 Management Equity Purchase Plan with respect to those participants who were a part of the plan as of July 3, 2002.

The equity purchase plan provides for certain of our employees, directors and consultants to purchase common shares of Dresser, Ltd. Up to 87,500 Class A common shares, par value $0.01, and up to 762,523 Class B common shares, par value $0.01, may be purchased under the plan.

All awards outstanding as of July 3, 2002 under the Dresser, Inc. 2001 Management Employee Equity Purchase Plan were converted into awards under this plan.

The board of directors of Dresser Ltd., (or a Committee of the Board authorized to administer the plan) will authorize certain of our employees, directors and consultants to purchase common shares under the plan. Each purchaser will enter into a subscription agreement, which will set forth certain terms related to the purchase and sale of common shares, including the number of common shares that a purchaser elects to purchase, the date on which such purchase will take place and the purchase price per share of the common shares.

Each purchaser will also enter in to an investor rights agreement upon the purchase of the common shares under the plan (unless such purchaser is already a party thereto), which will set forth certain terms and conditions relating to the resale of the common shares, including restrictions on a participant’s transfer of the common stock to third parties, rules relating to our repurchase of the common shares following a participant’s termination of employment, and terms of a participant’s inclusion in sales of common shares to third parties. See “Item 13. Certain Relationships and Related Transactions.”

Deferred Compensation Plans

We adopted the Dresser, Inc. Senior Executives’ Deferred Compensation Plan, the Dresser, Inc. Management Deferred Compensation Plan, and the Dresser, Inc. Short Term Deferred Compensation Plan effective as of April 10, 2001. The Dresser, Inc. Senior Executives’ Deferred Compensation Plan and the Dresser, Inc. Management Deferred Compensation Plan were amended such that references to shares of Dresser, Inc. as of July 3, 2002 now refer to Dresser, Ltd. shares. The deferred compensation plans are not tax qualified retirement plans. The deferred compensation plans allow certain of our employees to elect to defer salary or other compensation. In connection with the establishment of such plans, liabilities from certain Halliburton deferred compensation plans and supplemental executive retirement plans and certain existing Dresser deferred compensation plans have been transferred to the newly established plans. In addition, certain of our employees who may otherwise become eligible to receive retention bonuses, cash payments pursuant to Halliburton restricted stock, or other payments from Halliburton have elected in advance to defer the receipt of such payments under the deferred compensation plans. Amounts deferred under the deferred compensation plans are general liabilities of Dresser and are represented by bookkeeping accounts maintained on behalf of the participants. Participants are generally able to elect to have such accounts deemed to be invested either in our common stock or in an interest bearing account. Distributions shall generally be made from the deferred compensation plans to a participant over time following his or her retirement or other termination of employment.

In addition to establishing the deferred compensation plans, we adopted the Dresser, Inc. ERISA Excess Benefit Plan, the Dresser, Inc. Senior Executives’ Excess Plan, the Supplemental Plan for Dresser, Inc. and the Dresser, Inc. Elective Deferral Plan effective as of April 10, 2001 for the benefit of certain of our employees. These plans provide accruals to certain highly paid employees based on the benefits those employees would have received under our retirement plans but for certain Internal Revenue Code limitations.

Retirement Plans

In connection with the recapitalization transaction, we adopted, as of April 10, 2001, the Dresser, Inc. Consolidated Salaried Retirement Plan, or the Pension Plan. The purpose of the Pension Plan is to preserve accrued benefits made available to certain of our employees under the Dresser Industries, Inc. Consolidated Salaried Retirement Plan, which was frozen to participants and benefit accruals on May 31, 1995. The Pension Plan generally provides a benefit equal to a certain percentage of final average earnings, adjusted to reflect, among other things, variations among participants in social security benefits, credited service, retirement dates, and participation in other defined benefit pension plans.

We adopted, as of April 10, 2001, the Dresser, Inc. Retirement and Savings Plan, or the 401(k) Plan, which is intended to be the primary plan to provide retirement benefits to our participating employees. The 401(k) Plan provides a dollar of company matching contributions for every dollar of employee contributions up to a maximum of 4% of the “compensation” any employee elects to defer. “Compensation” for this purpose was limited to $170,000 in 2000 by Internal Revenue Code Section 401(a)(17). In connection with the recapitalization transaction, we have agreed to make additional contributions to the 401(k) Plan. Such additional contributions mirror contributions made to certain of our employees under the Halliburton Retirement and Savings Plan, and are intended to make up for benefits lost pursuant to the freezing of the Dresser Industries, Inc. Consolidated Salaried Retirement Plan, as described above.

Treatment Of Halliburton Options

We have not agreed to assume, replace, roll-over, or otherwise reimburse our employees for any options to purchase Halliburton stock that they held prior to the recapitalization transaction. Accordingly, any such options outstanding as of April 10, 2001 will remain outstanding until they expire according to the terms of the Halliburton option plans and option agreements governing such options. No options to purchase Halliburton stock were granted to any of the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2000.

Treatment Of Halliburton Restricted Stock

In connection with the recapitalization transaction, we agreed to assume the value of Halliburton’s liability for certain individuals with respect to cash payments for the value of Halliburton’s restricted stock as to which the restrictions had not lapsed as of April 10, 2001. Certain of our employees, including Messrs. Murray, O’Connor, and Ryan, have elected to roll over these cash payments into deferred compensation arrangements which we have adopted in accordance with the recapitalization transaction.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Dresser, Ltd. is the beneficial owner of all of the shares of Dresser Holdings, Ltd., and its address is Claredon House, 2 Church Street, Hamilton HM 11, Bermuda. Dresser Holdings, Ltd. is the beneficial owner of all of the shares of Dresser Holdings, Inc., and its address is Claredon House, 2 Church Street Hamilton HM 11, Bermuda. Dresser Holdings, Inc. is the beneficial owner of all of the common shares of Dresser, and its address is 15455 Dallas Parkway, Suite 1100, Addison, TX 75001.

The following table sets forth certain information as of November 14, 2003, regarding the beneficial ownership of the shares of Dresser, Ltd. with respect to each person who is a beneficial owner of more than 5% of the outstanding shares of Dresser, Ltd. and beneficial ownership of the shares of Dresser, Ltd. by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group.

To calculate a shareholder’s percentage of beneficial ownership, we must include in the numerator and denominator those shares underlying options beneficially owned by that shareholder that have vested or will vest within 60 days of November 14, 2003. Options held by other shareholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our shareholders may differ.

	Class A Shares		Non-Voting Class B Shares
Name and Address of Beneficial Owner	# of Shares	% of Class of Shares Outstanding	# of Shares	% of Class of Shares Outstanding
DEG Acquisitions, LLC (1) c/o First Reserve Corporation 411 West Putnam, Suite 109 Greenwich, CT 06830	9,700,000	92.5%	550,000	49.2%

First Reserve Affiliates (2) 411 W. Putnam Avenue Suite 109 Greenwich, CT 06830	—	*	392,275	35.1%

Dresser Industries Inc. c/o Halliburton Company 4100 Clinton Drive P.O. Box 3 Houston, TX 77020-6299	537,408	5.1%	—	*

Patrick M. Murray	—	*	25,010	2.2%
Steven G. Lamb	—	*	—	*
James A. Nattier	—	*	9,263	*
Stuart M. Brightman	2,893	*	10,636	*
Andrew E. Graves	—	*	—	*
Thomas J. Kanuk	—	*	510	*
Troy D. Matherne	—	*	—	*
J. Scott Matthews	—	*	4,669	*
Frank P. Pittman	423	*	4,532	*
William E. O’Connor (3)	2,671	*	11,498	1.0%
James F. Riegler	223	*	3,552	*
John P. Ryan	890	*	8,279	*
Brian White	—	*	3,150	*
William E. Macaulay (4)	—	*	49,789	4.5%
Paul D. Barnett	—	*	—	*
Bernard J. Duroc-Danner (5)	7,750	*	—	*
Ben A. Guill	—	*	—	*
Muzzafar Mirza	—	*	—	*
Gary L. Rosenthal (6)	6,800	*	—	*
Thomas Sikorski	—	*	—	*
All directors and executive officers as a Group (18 persons)	21,650	*	130,888	9.6%

*	Signifies less than 1%. Also, does not include shares held by DEG Acquisitions, LLC, which could be attributed to certain of these individuals.
(1)	75% of the equity interests in DEG Acquisitions, LLC are held by First Reserve Corporation and its affiliates and co-investors, and 25% are held by Odyssey Investment Partners, LLC and its affiliates and co-investors.
(2)	Consists of shares held by First Reserve Fund VI, Limited Partnership, First Reserve Fund VII, Limited Partnership and First Reserve Fund VIII, L.P.
(3)	Includes 2,671 class A shares held jointly with Marybeth E. O’Connor and 4,829 non-voting class B shares held jointly with Marybeth E. O’Connor.
(4)	Includes 46,789 non-voting class B shares held by Robert A. Albrecht, Trustee for the Macaulay Family 2000 Trust, 1,500 non-voting Class B shares held by Anne R. Macaulay Trust-1 and 1,500 non-voting class B shares held by Elizabeth R. Macaulay Trust-1.
(5)	Includes 5,000 class A shares held by Duroc-Danner Family Investments L.P. and 2,750 class A shares held by Consuelo Duroc-Danner.
(6)	Includes 2,188 class A shares held by Rosenthal 1989 Trust.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	665,147	$40.00	57,454
Equity compensation plans not approved by security holders	—	—	—

The information reflected in the tables above are securities issued under the share incentive plan of Dresser, Ltd. The share incentive plan of Dresser, Ltd. is the successor and continuation of the 2001 Stock Incentive Plan of Dresser, Inc. with respect to those participants who were a part of the plan as of July 3, 2002. This share plan permits the grant of a variety of equity based compensation awards, including non-qualified share options, incentive share options, restricted share awards, phantom shares, share appreciation rights and other rights with respect to our common shares. Seven hundred twenty-two thousand six hundred one (722,601) common shares (which may be Class B common shares, par value $0.01) are issuable under the share plan (subject to adjustment for events such as share dividends, share splits, recapitalizations, mergers and reorganizations). The aggregate number of common shares that may be issued pursuant to the exercise of incentive stock options under this plan shall not exceed 672,601. Any employee, independent contractor, consultant or director of Dresser Ltd. or any of its subsidiaries are eligible to receive awards under the share plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transition Agreements

On April 10, 2001, Halliburton executed a transition services agreement with us whereby Halliburton agreed to provide us with certain transition services for up to nine months at its cost, which we believe did not exceed the fair market value of those services. The services covered by this agreement include certain human resources and employee benefit administration services, certain information technology services and certain real estate support services at facilities that we shared with Halliburton. We still obtain voice and fax services via the Halliburton software defined network. During 2002, we paid Halliburton approximately $1.2 million under this agreement.

Certain of the foreign operations that we acquired pursuant to the recapitalization agreement are located in jurisdictions where governmental consents are required for the transfer of ownership and were not obtained by the time of closing of the other recapitalization transaction. Pursuant to a closing agreement and waiver executed on April 10, 2001, Halliburton has agreed to operate these entities for our benefit and to affect the transfer as soon as practicable. In the event that Halliburton cannot affect the transfer of these entities within one year, the purchase price for our foreign subsidiaries will be adjusted accordingly. These agreements have been extended three times for an additional six months, in April 2002, October 2002 and February 2003; these transfers have now been completed The operations in these jurisdictions are not material to our financial condition or results of operations taken as a whole. In addition, Halliburton has agreed to operate certain foreign facilities for our benefit until the leases related to these facilities can be assigned to us. These facilities are not, individually or in the aggregate, material to our financial condition or results of operations taken as a whole.

Lease Agreement

We leased approximately 21,000 square feet to Halliburton on a month-to-month basis under an arrangement that was cancelable by either party on 30 days’ notice. Payments under these leases were on terms similar to those we would negotiate with an unaffiliated party. Effective February 28, 2002, Halliburton vacated the space. We have also granted certain easements and non-exclusive access rights to Halliburton, including pursuant to a related Access Agreement, to use portions of our adjoining property. During 2002, we received payments of approximately $0.2 million.

Trademark Assignment And License Agreement

Pursuant to agreements with Halliburton, we own all right, title and interest in and to the marks “Dresser” and “Dresser and Design” and other trademarks and servicemarks in the U.S. and in various jurisdictions throughout the world. We have granted back to Halliburton a non-exclusive license to use these marks during a transition period of up to three years while various Halliburton entities are re-named or liquidated. We have also granted back to Halliburton a perpetual, exclusive license to use the name “Dresser Industries” provided the name is not used in connection with raising capital, or the sale, promotion, design or manufacture of goods or services that would create market confusion affecting Dresser. We also granted to Halliburton the use of the name “Dresser Industries, Inc.” for use as a holding company name. In addition, we have agreed not to use the Dresser name for seven years in certain businesses where Halliburton operates, or to directly compete with Halliburton for three years.

Sales

During 2002, we had sales of $49.0 million to Halliburton and its affiliates.

Fees

We reimburse First Reserve and Odyssey for certain expenses incurred in connection with the ongoing ownership and management of Dresser. During 2002, we reimbursed First Reserve and Odyssey for approximately $0.1 million for these expenses.

Investor Rights Agreement

In April 2001, we entered into an Investor Rights Agreement with DEG Acquisitions, LLC, Halliburton and certain members of our management who are also shareholders. On July 3, 2002, we entered into a consent, amendment, assignment and assumption of the Dresser, Inc. Investor Rights Agreement. As a result of this agreement, Dresser assigned its rights and obligations under the Investor Rights Agreement, to Dresser, Ltd. Dresser, Ltd. agreed to assume, perform, and discharge all of Dresser’s obligations under the Investor Rights Agreement.

Material provisions of that agreement are as follows:

Registration Rights.    Under the terms of the Investor Rights Agreement, Dresser, Ltd. has agreed to register the shares of its common shares owned by DEG Acquisitions, LLC, Halliburton and those members of management who are parties to the agreement under the following circumstances:

•	Demand Rights. Upon written request from DEG Acquisitions, LLC or Halliburton, Dresser, Ltd. will register common shares specified in such request for resale under an appropriate registration statement filed and declared effective by the SEC. No demand may be made until 180 days after our initial public offering. DEG Acquisitions, LLC is entitled to six such requests, and Halliburton is entitled to one such request. We may defer a demand for registration by 90 days if its Board of Directors deems it to be materially detrimental for us to file a registration statement. Dresser, Ltd. may only make such a deferral twice in any 12-month period.

•	Piggyback Rights. If at any time we file a registration statement for the purposes of making a public offering of Dresser, Ltd.’s common shares, or register outstanding common shares for resale on behalf of any holder of our common shares, the other parties to the Investor Rights Agreement may elect to include in such registration any common shares such person holds. If the offering is an underwritten offering, the managing underwriter may exclude all or a part of the shares if market factors dictate.

•	Lockup. In consideration of these registration rights, DEG Acquisitions, LLC, Halliburton and the members of management who are parties to the agreement have agreed not to sell common shares for a period of 90 days following any exercise of the registration rights.

•	Termination. Dresser, Ltd.’s obligations to register the common shares of any of these stockholders terminates with respect to such stockholder on the date on which all remaining common shares can be sold in any single transaction in reliance on Rule 144 of the Securities Act.

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

Repurchase of Employee Shares.    If a member of management who is a party to this agreement leaves for good reason, is terminated by us without cause, dies or suffers a permanent disability, then such employee will, pursuant to a right granted in the employee’s employment agreement, be permitted to cause us to repurchase their vested shares that they have held for at least six months at fair market value. If an employee retires, is terminated for cause, or resigns (without good reason), or leaves for the reasons enumerated in the prior sentence but fails to “put” their shares to Dresser, Ltd for repurchase, then Dresser, Ltd. will have the right to repurchase their shares at fair market value (with a discount for minority ownership in the case of a retirement, termination by us for cause, or resignation without good reason).

Corporate Opportunity.    The Investor Rights Agreement includes an acknowledgment by Dresser, Ltd. and its shareholders that its shareholders and their affiliates may engage in other businesses that compete with theirs.

Sponsor Rights Agreement

On April 10, 2001 we entered into a Sponsor Rights Agreement and on July 3, 2002, we entered into a consent, amendment, assignment and assumption of the Dresser, Inc. Sponsor Rights Agreement. As a result of this agreement, Dresser assigned its rights and obligations under the Sponsor Rights Agreement, to Dresser, Ltd. Dresser, Ltd. agreed to assume, perform, and discharge all of Dresser’s obligations under the Sponsor Right Agreement. The Sponsor Rights Agreement, among affiliates of First Reserve and Odyssey who hold all of the equity interests in DEG Acquisitions, LLC, provides that there will be a Board of Directors of Dresser, and subsequent to the amendment, Dresser Ltd., consisting of nine directors, five of whom will be designated by First Reserve, two of whom will be designated by Odyssey and two of whom will be members of our management. The Sponsor Rights Agreement also provides that unless at least one director nominated by each of First Reserve and Odyssey agrees, the Board of Directors will be prohibited from allowing us to take certain actions including incurring certain indebtedness, consummating certain acquisitions or asset dispositions, and making certain changes in our management. The Sponsor Rights Agreement also contains other customary provisions, including registration rights.

In addition, the certification of incorporation was amended. The total number of shares of stock, which Dresser shall have the authority to issue, is 10,000, having a par value of $0.01 per share of common stock.

Tax Sharing Agreement

Pursuant to a tax sharing agreement between us and DEG Acquisitions, LLC, (1) DEG Acquisitions will file consolidated, combined or unitary federal, state, local and foreign income tax returns on behalf of itself and its subsidiaries, including us, to the extent it is permitted to do so under the relevant law, and (2) we are obligated to pay to DEG Acquisitions a portion of the total income tax liability of DEG Acquisitions and its subsidiaries, in an amount equal to the excess of (a) the relevant income tax liability of DEG Acquisitions and its subsidiaries for a taxable period over (b) the corresponding consolidated, combined or unitary income tax liability of DEG Acquisitions and its subsidiaries that DEG Acquisitions would have incurred if we and our subsidiaries had not been subsidiaries of DEG Acquisitions.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)	The index to the audited financial statements and the financial statement schedules is included immediately following “Signatures” on page 82. The financial statements included herein at pages F-2 through F-56. The following financial statement schedule is included herein at page F-57.

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and therefore have been omitted.

(b)	Reports on Form 8-K for the quarter ended December 31, 2002

Reports on Form 8-K

Current Report on Form 8-K of Dresser dated October 17, 2002 reporting under Item 9. Regulation FD Disclosure announcing the appointment of a new president of Dresser, Inc.

Current Report on Form 8-K of Dresser dated October 31, 2002 reporting under Item 9. Regulation FD announcing its restructuring programs

Current Report on Form 8-K of Dresser dated November 14, 2002 reporting under Item 9. Regulation FD Disclosure announcing it had provided to the Securities and Exchange Commission the certifications, as required by 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Current Report on Form 8-K of Dresser dated November 14, 2002 reporting under Item 9. Regulation FD Disclosure announcing its financial results for the quarter ended September 30, 2002

Current Report on Form 8-K of Dresser dated December 11, 2002 reporting under Item 5. Other Events and Regulation FD announcing it had entered into a third amendment to their credit facility

(c)	Exhibits to be filed with Dresser’s Annual Report on Form 10-K

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Dresser, Inc., Dresser, Ltd. and Dresser Mergerco, Inc.

3.1	Amended and Restated certificate of Incorporation of Dresser, Inc., filed on April 9, 2001

3.2	Certificate of Incorporation of Dresser International, Inc. filed February 16, 2001

3.3	Certificate of Incorporation of DMD Russia, Inc., filed on February 8, 1996

3.4	Certificate of Amendment to Certificate of Incorporation of DMD Russia, Inc., filed on October 16, 1997
3.5	Certificate of Amendment to Certificate of Incorporation of DMD Russia, Inc., filed on June 20, 2000

3.6	Certificate of Incorporation of Dresser RE, Inc., filed on March 22, 2001

3.7	Amended and Restated Bylaws of Dresser, Inc.

3.8	Bylaws of Dresser International, Inc.

3.9	Bylaws of Dresser RE, Inc.

3.10	Bylaws of DMD Russia, Inc.

Exhibit No.	Description of Exhibit

3.11	Certificate of Merger of Dresser, Entech, Inc., filed on June 4, 2001

3.12	Certificate of Amendment of the Certificate of Incorporation of Entech Industries, Inc., filed on February 9, 1999

3.13	Certificate of Incorporation of Entech Industries, Inc., filed on May 23, 1997

3.14	Bylaws of Dresser, Entech, Inc.

3.15	Certificate of Incorporation of LVF Holding Corporation, filed on October 10, 2000

3.16	Bylaws of LVF Holding Corporation

3.17	Certificate of Incorporation of Ring-O Valve, Incorporated, filed on December 30, 1997

3.18	Article of Amendment of Articles of Incorporation of Begemann Valve, Inc., filed on February 17, 1993

3.19	Articles of Amendment of Articles of Incorporation of Chronister Valve Corporation, filed on April 10, 1991

3.20	Articles of Incorporation of Chronister Valve Corporation, filed on April 28, 1989

3.21	Bylaws of Ring-O Valve

3.22	Certificate of Incorporation of Modern Acquisition, Inc. filed on March 28, 2002

3.23	Bylaws of Modern Acquisition, Inc.

4.1	Registration Rights Agreement dated March 20,2002 among Dresser, Inc., the Guarantors and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation

4.2	Specimen Certificate of 9 3/8% Senior Subordinated Notes due 2011

4.3	Specimen Certificate of 9 3/8% Senior Subordinated Exchange Notes due 2011

4.4	Registration Rights Agreement dated April 10, 2001 among Dresser, Inc., the Guarantors and Morgan Stanley & CO. Incorporated and Credit Suisse First Boston Corporation

4.5	Credit Agreement dated as of April 10, 2001 amount Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Issuing Band and Swing Line Bank, and Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Credit Suisse First Boston, as Joint Lead Arrangers, and UBS Warburg LLC and General Electric Capital Corporation, as Co-Document Agents

4.6	Amendment No. 1 to the Credit Agreement dated March 13, 2002 among Dresser, Inc. as U.S. Borrower and D.I. Luxembourg S.A.R.L. as the Euro Borrower and the Lenders named therein

4.7	Amendment No. 2 to the Credit Agreement dated June 17, 2002 among Dresser, Inc. as U.S. Borrower and D.I. Luxembourg S.A.R.L. as the Euro Borrower and the Lenders named therein

4.8	Amendment No. 3 to the Credit Agreement dated December 11, 2002 among Dresser, Inc., as U.S. Borrower and D.I. Luxembourg S.A.R.L. as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders therein

4.9	Amendment No. 4 and Waiver to the Credit Agreement dated March 31, 2003 among Dresser, Inc., as U.S. Borrower and D.I. Luxembourg S.A.R.L. as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein
4.10	Amendment No. 5 to the Credit Agreement dated June 30, 2003 among Dresser, Inc., as U.S. Borrower and D.I. Luxembourg S.A.R.L. as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein

Exhibit No.	Description of Exhibit

4.11	Amendment No. 6 and Waiver to the Credit Agreement dated August 5, 2003 among Dresser, Inc., as U.S. Borrower and D.I. Luxembourg S.A.R.L. as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein

4.12	First Supplemental Indenture dated as of June 4, 2001, among Dresser Entech, Inc., and Ring-O Valve, Incorporated, Dresser, Inc., the other Guarantors named in the Indenture dated as of April 10, 2001 and State Street Bank and Trust Company as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011

4.13	Second Supplemental Indenture dated as of June 12, 2001, among LVF Holding Corporation, Dresser, Inc., the other Guarantors named in the Indenture dated as of April 19, 2001 and State Street Bank and Trust Company, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011

4.14	Third Supplemental Indenture dated as of April 24, 2002, among Modern Acquisition, Inc., Dresser, Inc., the other Guarantors named in the Indentured dated as of April 10,2001 and State Street Bank and Trust Company, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011

4.15	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Amended and Restated Investor Rights Agreement

4.16	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Sponsor Rights Agreement

4.17	Fourth Supplemental Indenture dated as of December 4, 2003, among Dresser, Inc., a Delaware corporation, the Guarantors named herein and U.S. Bank National Association, as successor trustee

10.1	Amended and Restated Agreement and Plan of Recapitalization dated as of April 10, 2001 among Halliburton Company and DEG Acquisitions, LLC

10.2	Sponsor Rights Agreement dated April 10, 2001 by and among Dresser, Inc., DEG Acquisitions, LLC, First Reserve Fund VIII, LP, First Reserve Fund IX, L.P. Odyssey Investment Partners Fund, LP, Odyssey Co-investors, LLC and DI Co-investment, LLC

10.3	Investor Rights Agreement dated April 10, 2001 by and among Dresser, Inc., DEG Acquisitions, LLC, Dresser Industries, Inc., and certain employees of the Company

10.4	Trademark Assignment and License Agreement dated April 10, 2001 by and between Halliburton Company and Dresser, Inc.
10.5	Trademark License Agreement dated April 10, 2001 by and between Halliburton Company and Dresser, Inc.

10.6	Income Tax Sharing Agreement dated April 10, 2001 by and between DEG Acquisitions, LLC and Dresser, Inc.

10.7	Dresser, Inc. 2001 Incentive Plan

10.8	Dresser, Inc. 2001 Management Equity Purchase Plan

10.9	Dresser, Inc. Senior Executives’ Deferred Compensation Plan

10.10	Dresser, Inc. Management Deferred Compensation Plan

10.11	Dresser, Inc. ERISA Excess Benefit Plan

10.12	Dresser, Inc. Supplemental Executive Retirement Plan

10.13	Dresser, Inc. Short Term Deferred Compensation Plan

10.14	Dresser, Inc. Executive Life Insurance Agreement

10.15	Executive Employment agreement dated January 29, 2001 between Dresser and Patrick M. Murray

Exhibit No.	Description of Exhibit

10.16	Executive Employment agreement dated January 29, 2001 between Dresser and Albert G. Luke

10.17	Executive Employment agreement dated January 29, 2001 between Dresser and William E. O’Connor

10.18	Executive Employment agreement dated January 29, 2001 between Dresser and John P. Ryan

10.19	Executive Employment agreement, dated January 29, 2001 between Dresser and James A. Nattier

10.20	Executive Employment agreement dated January 29, 2001 between Dresser and Stuart M. Brightman

10.21	Executive Employment agreement dated February 1, 2002 between Dresser and J. Scott Matthews

10.22	Executive Employment agreement dated January 29, 2001 between Dresser and Dale B. Mikus

10.23	Executive Employment agreement dated January 29, 2001 between Dresser and Frank P. Pittman

10.24	Executive Employment agreement dated January 29, 2001 between Dresser and James F. Riegler

10.25	Executive Employment agreement dated February 18, 2002 between Dresser and Charles S. Wolley

10.26	Executive Employment Agreement and Exhibit dated October 8, 2002 between Dresser and Steven G. Lamb

10.27	Executive Employment Agreement dated April 14, 2003 between Dresser and Andrew E. Graves

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated: December 11, 2003

By:	/s/ PATRICK M. MURRAY

Patrick M. Murray Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK M. MURRAY Patrick M. Murray	Chief Executive Officer and Director	December 11, 2003

/s/ STEVEN G. LAMB Steven G. Lamb	President and Director	December 11, 2003

/s/ JAMES A. NATTIER James A. Nattier	Executive Vice President and Chief Financial Officer	December 11, 2003

/s/ THOMAS J. KANUK Thomas J. Kanuk	Corporate Controller and Chief Accounting Officer	December 11, 2003

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	December 11, 2003

/s/ PAUL D. BARNETT Paul D. Barnett	Director	December 11, 2003

/s/ BERNARD J. DUROC-DANNER Bernard J. Duroc-Danner	Director	December 11, 2003

/s/ BEN A. GUILL Ben A. Guill	Director	December 11, 2003

/s/ MUZZAFAR MIRZA Muzzafar Mirza	Director	December 11, 2003

/s/ GARY L. ROSENTHAL Gary L. Rosenthal	Director	December 11, 2003

/s/ THOMAS J. SIKORSKI Thomas J. Sikorski	Director	December 11, 2003

DRESSER, INC.

Report of Independent Auditors

To the Shareholders and Board of Directors of Dresser, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Dresser, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page F-57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements of operations, shareholders’ (deficit) equity and cash flows and financial statement schedule for the year ended December 31, 2000 are prepared without audit and, accordingly, we do not express an opinion or other form of assurance on them.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

December 11, 2003

DRESSER, INC.

BALANCE SHEETS

(in millions, except share information)

	December 31,
	2002	Restated 2001
ASSETS
Current assets:
Cash and equivalents	$118.8	$101.7
Restricted cash	7.5	—
Receivables	255.6	303.0
Inventories	300.0	330.5
Other current assets	15.3	10.2

Total current assets	697.2	745.4
Property, plant and equipment	208.9	235.0
Investments in unconsolidated subsidiaries	7.3	4.8
Deferred financing fees and other assets	73.2	79.2
Prepaid and intangible pension assets	60.7	59.7
Deferred tax assets	4.7	2.3
Goodwill	300.5	263.9
Intangibles	6.2	5.8

Total assets	$1,358.7	$1,396.1

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts and notes payable	$188.5	$234.3
Deferred revenue	18.9	12.5
Accrued expenses	120.3	114.8

Total current liabilities	327.7	361.6
Pension and other retiree benefit obligations	314.3	279.2
Long-term debt	963.3	992.0
Other liabilities	41.1	45.9
Commitments and contingencies

Total liabilities	1,646.4	1,678.7

Mandatorily redeemable common stock; $0.001 par value; issued and outstanding:
79,058 class A and 118,742 class B (Note 17)	7.9	7.9
Shareholders’ deficit:
Common stock, $0.01 par value; issued and outstanding: 1,000 in 2002 (Note 16)	—	—
Common stock, $0.001 par value; issued and outstanding: 10,410,089 class A and 790,744 class B in 2001	—	—
Capital in excess of par value	447.2	439.4
Dividends in excess of net book value	(595.8)	(595.8)
Accumulated deficit	(68.0)	(44.8)
Accumulated other comprehensive loss	(79.0)	(89.3)

Total shareholders’ deficit	(295.6)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,358.7	$1,396.1

The accompanying notes are an integral part of these financial statements.

DRESSER, INC.

STATEMENTS OF OPERATIONS

(in millions)

	Year Ended December 31,
	2002	Restated 2001	Restated 2000
			(unaudited)
Revenues	$1,589.4	$1,540.1	$1,402.4

Cost of revenues	1,167.8	1,079.2	964.6

Gross profit	421.6	460.9	437.8

Selling, engineering, administrative and general expenses	338.7	344.7	299.8

Operating income	82.9	116.2	138.0

Equity earnings of unconsolidated subsidiaries	3.5	2.1	0.8
Interest expense	(98.6)	(68.6)	(2.7)
Interest income	2.6	3.1	0.8
Other (deductions) income, net	(0.2)	(0.5)	8.2

(Loss) income before taxes	(9.8)	52.3	145.1

Provision for income taxes	(13.4)	(97.1)	(66.4)

Net (loss) income	$(23.2)	$(44.8)	$78.7

The accompanying notes are an integral part of these financial statements.

DRESSER, INC.

STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(in millions, except share amounts)

	Class A Number Of Shares	Par Value	Class A Number Of Shares	Par Value	Class B Number Of Shares	Par Value	Additional Paid in Capital	Divisional Equity	Dividends in excess of net book value	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Restated Balance as of December 31, 1999 (unaudited)	—	$—	—	$—	—	$—	$—	$674.9	$—	$—	$(27.1)	$647.8
Intercompany activity, net (unaudited)	—	—	—	—	—	—	—	(31.6)	—	—	—	(31.6)
Foreign currency translation adjustment (unaudited)	—	—	—	—	—	—	—	—	—	—	(17.1)	(17.1)
Minimum pension liability (unaudited)	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)

Net income (unaudited)	—	—	—	—	—	—	—	78.7	—	—	—	78.7

Comprehensive income (unaudited)								78.7			(17.5)	61.2

Restated Balance as of December 31, 2000 (unaudited)	—	—	—	—	—	—	—	722.0		—	(44.6)	677.4

Recapitalization transaction	—	—	10,237,408	—	300,000	—	421.5	(722.0)	(595.8)	—	—	(896.3)
Issuance of shares for acquisitions	—	—	171,756	—	490,744	—	26.5	—	—	—	—	26.5
Issuance of shares to directors	—	—	925	—	—	—	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	—	—	(8.6)	—	—	—	—	(8.6)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(14.1)	(14.1)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(2.5)	(2.5)
Minimum pension liability	—	—	—	—	—	—	—	—	—	—	(28.1)	(28.1)

Net loss	—	—	—	—	—	—	—	—	—	(44.8)	—	(44.8)

Comprehensive income										(44.8)	(44.7)	(89.5)

Restated Balance as of December 31, 2001	—	—	10,410,089	—	790,744	—	439.4	—	(595.8)	(44.8)	(89.3)	(290.5)

Issuance of shares for acquisitions	—	—	—	—	250,000	—	10.0	—	—	—	—	10.0
Issuance of shares to directors	—	—	875	—	—	—	—	—	—	—	—	—
Retirement of shares	—	—	(7,017)	—	(48,680)	—	(2.2)	—	—	—	—	(2.2)
Corporate reorganization (Note 16)	1,000	—	(10,403,947)	—	(992,064)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	35.5	35.5
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	3.6	3.6
Minimum pension liability	—	—	—	—	—	—	—	—	—	—	(28.8)	(28.8)

Net loss	—	—	—	—	—	—	—	—	—	(23.2)	—	(23.2)

Comprehensive loss										(23.2)	10.3	(12.9)

Balance as of December 31, 2002	1,000	$—	—	$—	—	$—	$447.2	$—	$(595.8)	$(68.0)	$(79.0)	$(295.6)

The accompanying notes are an integral part of these financial statements.

DRESSER, INC.

STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2002	Restated 2001	Restated 2000
			(unaudited)
Cash flows from operating activities:
Net (loss) income	$(23.2)	$(44.8)	$78.7
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation and amortization	43.1	54.4	49.2
Equity earnings of unconsolidated affiliates	(3.5)	(2.1)	(0.8)
Loss on repayment of debt	15.4	—	—
Amortization of deferred financing fees	4.9	6.9	—
Deferred taxes	(2.4)	77.6	—
Other changes, net
Receivables	63.5	(2.4)	10.3
Inventories	59.2	(55.5)	(16.7)
Accounts payable	(16.6)	35.1	(54.3)
Other	(3.2)	25.0	25.2

Net cash provided by operating activities	137.2	94.2	91.6

Cash flows from investing activities:
Recapitalization transaction	—	(1,296.3)	—
Asset acquisitions	(21.4)	(35.6)	(1.7)
Capital expenditures	(15.2)	(36.0)	(27.3)
Other	—	6.4	0.1

Net cash used in investing activities	(36.6)	(1,361.5)	(28.9)

Cash flows from financing activities:
Changes in affiliate activities	—	(4.1)	(116.1)
Proceeds from the issuance of long-term debt	256.3	1,020.0	—
Repayment of long-term debt (including current portion)	(313.9)	(9.3)	—
Changes in restricted cash	(7.5)	—	—
(Decrease) increase in short-term notes payable	(24.0)	9.7	10.6
Payment of deferred financing fees	(8.3)	(62.7)	—
Proceeds from the issuance of stock	10.0	405.8	—
Equity issuance costs	—	(8.6)	—
Cash overdrafts	—	—	19.2

Net cash (used in) provided by financing activities	(87.4)	1,350.8	(86.3)

Effect of translation adjustments on cash	3.9	(1.6)	9.7

Net increase (decrease) in cash and equivalents	17.1	81.9	(13.9)
Cash and equivalents, beginning of period	101.7	19.8	33.7

Cash and equivalents, end of period	$118.8	$101.7	$19.8

Supplemental disclosure of cash flow information (See Note 10):
Cash payments during the period for:
Interest	$77.6	$48.3	$2.5
Income taxes	21.9	16.2	—

The accompanying notes are an integral part of these financial statements.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.    Organization, Basis of Presentation:

Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc., under the laws of the state of Delaware. The certificate of incorporation was amended and restated on April 9, 2001. As used in this report, the terms “we,” “our, “us” “Dresser” and the “Company” refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

In January 2001, Halliburton Company (“Halliburton”), together with its wholly-owned subsidiary Dresser B.V., signed an Agreement and Plan of Recapitalization with DEG Acquisitions, LLC, an entity owned by affiliates of First Reserve Corporation (“First Reserve”) and Odyssey Investment Partners, LLC (“Odyssey”), to effect the recapitalization of its businesses relating to, among other things, the design, manufacture and marketing of flow control, measurement systems and compression and power systems for customers primarily in the energy industry. Halliburton originally acquired the businesses as part of its acquisition of Dresser Industries, Inc. in 1998. Dresser Industries’ operations consisted of the Company’s businesses and certain other operating units retained by Halliburton following the consummation of the recapitalization transaction. In order to accomplish this transaction, Halliburton effected the reorganization of various legal entities that comprised the Dresser Equipment Group (“DEG”) business segment of Halliburton. Simultaneously and contingent upon completion of the recapitalization, the acquisition of certain foreign entities was consummated. This transaction has been accounted for as a leveraged recapitalization. No adjustments or reevaluation of the Company’s historical basis of accounting for operation were required.

In connection with the recapitalization in April 2001, Dresser paid Halliburton approximately $1,300 million to redeem our common equity and acquire the stock of certain foreign subsidiaries from Dresser B.V. The recapitalization transaction and related expenses were financed through the issuance of $300.0 million of senior subordinated notes, $720.0 million of borrowings under our credit facility and approximately $400.0 million of common equity contributed by DEG Acquisitions, LLC.

The following table contains the sources and uses of funds for the recapitalization transaction:

Sources of Funds		Uses of Funds
(in millions)		(in millions)
Revolver(l)	$—	Cash purchase price(2)	$1,296.3
Term loan A	265.0	Rollover equity(3)	21.5
Term loan B	455.0	Cash	52.4
2001 notes	300.0	Transaction fees(4)	71.3

Total Debt	1,020.0	Total Uses	$1,441.5

Common equity	400.0
Rollover equity(3)	21.5

Total Sources	$1,441.5

(1)	Total availability of $100.0 million, subject to certain conditions, of which $64.8 million was available as of December 31, 2002.
(2)	Includes $1,038.4 million to redeem 94.9% of our common equity held by Halliburton and $257.9 million for certain of our foreign subsidiaries.
(3)	Attributable to the common equity interests in us that were retained by Halliburton.
(4)	Includes transaction fees of $30.4 million paid to affiliates of First Reserve and Odyssey, our principal shareholders.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The transaction was structured as a recapitalization of Dresser’s domestic operations and certain foreign subsidiaries of Halliburton. Because the transaction was structured as a recapitalization whereby Halliburton retained a significant ongoing ownership, no adjustments or revaluation of the Company’s historic basis of accounting for operations were required.

In accordance with the recapitalization agreement, Dresser assumed certain liabilities from Halliburton primarily related to Dresser’s employees’ participation in Halliburton’s retirement and postretirement benefit plans. These liabilities were recorded as of the date of the recapitalization at their historical accounting basis, having the effect of increasing the recapitalization amount to Halliburton. Halliburton also retained certain Dresser liabilities as of the recapitalization date, at their historical accounting basis, principally related to specified legal and risk management matters aggregating $5.9 million. Halliburton provided other indemnifications against unrecognized contingent liabilities related to, among other things, asbestos and environmental matters (Note 15). Further, Halliburton also effected the reorganization of various legal entities of DEG. Simultaneously and contingent upon completion of the recapitalization, the acquisition of certain foreign entities was consummated for consideration of $257.9 million.

The recapitalization was accounted for as a distribution to Halliburton out of divisional equity in amounts exceeding its historical basis as follows:

Divisional equity at April 10, 2001	$723.5
Post-benefit retirement obligations assumed by Dresser, Inc.	(59.1)
Liabilities retained by Halliburton	5.9
Effects of the reorganization	30.2
Cash paid	(1,296.3)

Dividends in excess of net book value	$(595.8)

Our financial statements for periods presented prior to April 10, 2001 have been prepared on a carve-out basis and reflect the combined financial position, results of operations and cash flows of Dresser in accordance with accounting principles generally accepted in the United States. The financial statements exclude certain items which were not transferred as a result of the recapitalization transaction and any financial effects from Halliburton’s decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of Dresser on a stand-alone basis. Halliburton allocated the costs for certain services to Dresser based on factors such as number of employees, revenues and assets, or directly charged Dresser for some services on an as-used basis. Management believes the method of allocation was reasonable. In addition, as discussed in Note 18, certain expenses associated with Dresser’s participation in Halliburton’s single employer post retirement benefit plans were recognized as charged to Dresser by Halliburton.

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

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The financial statements subsequent to April 10, 2001 include the accounts of the Company, its wholly-owned subsidiaries and entities in which we own a controlling interest, after the elimination of intercompany accounts and transactions. The condition for control of entities is the ownership of a majority voting interest or exercise significant influence.

On July 3, 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd. a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. On July 3, 2002, the shares of Dresser were cancelled and the holders thereof became shareholders of Dresser, Ltd Dresser Holdings, Inc. and Dresser Holdings, Ltd., have no assets or liabilities other than common stock holdings of Dresser and Dresser Holdings, Inc., respectively, conduct no operations outside of Dresser and have no transactions to date other than those incidental to their formation.

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

Errors in carve-out financial statements:

From 1998 to 2001, our carve-out financial statements incorrectly excluded certain restructuring charges, legal settlements and deferred tax assets that were specifically related to the DEG business unit of Halliburton. The impact of these items on our financial statements for 2001 and 2000 is as follows:

	2001	2000
		(unaudited)
	(in millions)
Balance sheet impact:
Long-term assets	$2.0	$80.0
Accrued expenses	(2.1)	(0.1)
Other long-term liabilities	12.8	13.1
Shareholders’ deficit/Divisional equity	(8.7)	67.0

Statement of operations impact:
Selling, engineering, administrative and general expenses	5.6	0.2
Operating income	(5.6)	(0.2)
Provision for income taxes	(10.4)	10.5

Net income	$4.8	$(10.7)

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Errors in leveraged recapitalization transaction:

As described above, our leveraged recapitalization transaction comprised two interdependent components, the recapitalization of DEG and the acquisition of certain foreign operations of Halliburton. These related transactions should have been accounted for as a single transaction. We had accounted for the acquisition of the foreign operations incorrectly by applying the principles of purchase accounting to the acquisition. In addition, we incorrectly valued the pension and postretirement benefit obligations and assets associated with this transaction at purchase accounting values instead of at historical costs. In addition, we also did not give recognition to liabilities assumed for our participation in Halliburton’s single employer postretirement obligations, nor did we reflect the retention of certain liabilities for legal exposures and other risk management matters by Halliburton. In addition, we determined a full valuation allowance was necessary for the domestic deferred tax assets at the date of the leveraged recapitalization based upon the impact of the incurrence of significant indebtedness and associated interest expense on our restated historical financial statements. The impact of the restatement of these items on our 2001 and 2000 financial statements is as follows:

	2001	2000
		(unaudited)
	(in millions)
Balance sheet impact:
Deferred tax assets	$(102.1)	$—
Prepaid and intangible pension assets	59.7	24.7
Goodwill	(112.0)	—
Accrued expenses	(16.4)	—
Pension an other retiree benefit obligations	80.3	(15.9)
Other long-term liabilities	(1.3)	—
Shareholders’ deficit/Divisional equity	(217.0)	40.6

Statement of operations impact:
Selling, engineering, administrative and general expenses	(3.4)	(4.8)
Operating income	3.4	4.8
Provision for income taxes	79.0	—

Net income	$(75.6)	$4.8

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Errors in reserves:

Reserves were established in 1999 and prior periods while we were part of Halliburton that were incorrectly included in the 1999 carve-out financial statements. From 1999 through 2001, we inappropriately offset expenses against these reserves. In particular, certain other expenses were incorrectly accounted for in amount, timing, or business segment. The impact of the restatement of these items on 2001 and 2000 is as follows:

	2001	2000
		(unaudited)
	(in millions)
Balance sheet impact:
Current liabilities	$—	$(2.0)
Long-term liabilities	(10.1)	(32.1)
Shareholders’ deficit/Divisional equity	10.1	34.1

Statement of operations impact:
Cost of revenues	1.8	3.0
Selling, engineering, administrative and general expenses	20.4	28.4

Operating income	$(22.2)	$(31.4)

Other errors:

We made other errors in our 2000 and 2001 financial statements, principally related to accounting for various accrued liabilities, restructuring charges, revenue recognition, capitalized costs, inventory and deferred financing fees, as well as in our intercompany and equity accounts, the effects of which are as follows:

	2001	2000
		(unaudited)
	(in millions)
Balance sheet impact:
Current assets	$(8.7)	$(6.4)
Long-term assets	(34.5)	(25.0)
Current liabilities	(15.0)	(4.3)
Long-term liabilities	(4.8)	—
Mandatorily redeemable common stock	7.9	—
Shareholders’ deficit	(31.3)	(27.1)

Statement of operations impact:
Revenue	(3.6)	(5.3)
Cost of revenues	2.2	(1.7)
Selling, engineering, administrative and general expenses	18.2	1.3
Operating income	(24.0)	(4.9)
Interest expense	(0.1)	—
Other income (deductions)	1.1	(0.1)
Income before taxes	(22.8)	(5.0)
Provision for income taxes	(14.2)	(12.2)

Net income	$(8.6)	$7.2

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Errors in the statement of cash flows:

In addition to the effects of the errors described on our statement of cash flows, we made errors in our 2001 statement of cash flows, the correction of which resulted in a net decrease in operating cash flows of $46.9 million, an increase in cash flows from investing activities of $2.2 million, an increase in cash flows provided by financing activities of $45.0 million and an decrease of $0.3 million on the effects of translation adjustments on cash.

We have also restated our 2001 and 2000 statement of cash flows to reflect the impact of other errors found in our intercompany reconciliation process. The impact of these errors was to increase operating cash flows by $4.4 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively.

	2001	2000
		(unaudited)
	(in millions)
Statement of cash flows:
Cash flows from operating activities	$(42.5)	$0.1
Cash flows from investing activities	2.2	—
Cash flows from financing activities	45.0	—
Effect of translation adjustments on cash	(0.3)	—

Net change to cash flows	$4.4	$0.1

Reclassifications:

We have reclassified equity earnings of unconsolidated subsidiaries from revenues to a separate line item on the financial statements. The impact was to reduce revenues in 2001 and 2000 by $2.1 million and $0.8 million, respectively. We have also reclassified progress billings to customers from a reduction of inventory to deferred revenue. The impact was to increase both inventory and deferred revenue by $2.0 million in 2001 and $1.9 million in 2000.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Summary of Restated Items

The following table presents, on a condensed basis, the aggregate impact of the restatement adjustments our previously reported 2001 balance sheet:

	2001	2001
	As previously reported	As restated
	(in millions)
Current assets:
Cash and equivalents	$97.2	$101.7
Receivables	316.2	303.0
Inventories	328.3	330.5
Other current assets	10.4	10.2

Total current assets	752.1	745.4
Property, plant and equipment	235.9	235.0
Prepaid and intangible pension assets	—	59.7
Goodwill	408.7	263.9
Other long-term assets	193.0	92.1

Total assets	$1,589.7	$1,396.1

Current liabilities:
Accounts and notes payable	$245.3	$234.3
Other accrued expenses	147.7	127.3

Total current liabilities	393.0	361.6
Pension and other retiree benefit obligations	214.3	279.2
Long-term debt	1,000.0	992.0
Other liabilities	26.0	45.9

Total liabilities	1,633.3	1,678.7

Mandatorily redeemable common stock	—	7.9

Total shareholders’ deficit	(43.6)	(290.5)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,589.7	$1,396.1

The following table presents the effect of the restatement adjustments on shareholders’ deficit for the period ended December 31, 2001:

2001
(in millions)
Shareholder’s deficit, as previously reported	$(43.6)
Errors in carve-out financial statements	(8.7)
Errors in recapitalization transaction	(217.0)
Errors in reserves	10.1
Other errors	(31.3)

Shareholders’ deficit, as restated	$(290.5)

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following table presents, on a condensed basis, the impact of the restatement adjustments on our previously reported statements of operations for the periods ending December 31, 2001 and 2000, respectively:

	2001	2001	2000	2000
	As previously reported	As restated	As previously reported	As restated
				(unaudited)
	(in millions)
Revenues	$1,545.8	$1,540.1	$1,408.5	$1,402.4
Cost of revenues	1,075.2	1,079.2	963.3	964.6

Gross profit	470.6	460.9	445.2	437.8
Selling, engineering, administrative and general expenses	303.9	344.7	274.7	299.8

Operating income	166.7	116.2	170.5	138.0
Equity earnings of unconsolidated subsidiaries	—	2.1	—	0.8
Interest expense	(68.7)	(68.6)	(2.7)	(2.7)
Other income, net	1.5	2.6	9.1	9.0

Income before taxes	99.5	52.3	176.9	145.1
Provision for income taxes	(42.7)	(97.1)	(68.1)	(66.4)

Net income (loss)	$56.8	$(44.8)	$108.8	$78.7

The following presents the effect of the restatement adjustment on income for the periods ended December 31, 2001 and 2000, respectively.

	2001	2000
		(unaudited)
	(in millions)
Income before taxes, as previously reported	$99.5	$176.9
Errors in carve-out financial statements	(5.6)	(0.2)
Errors in recapitalization transaction	3.4	4.8
Errors in reserves	(22.2)	(31.4)
Other errors	(22.8)	(5.0)

Income before taxes, as restated	$52.3	$145.1

Provision for income taxes, as previously reported	$(42.7)	$(68.1)
Errors in carve-out financial statements	(10.4)	10.5
Errors in recapitalization transaction	79.0	—
Other errors	(14.2)	(12.2)

Provision for income taxes, as restated	$(97.1)	$(66.4)

Net (loss) income, as restated	$(44.8)	$78.7

Fourth Quarter 2001 Adjustments

In connection with the restatement of the Company’s financial statements for the year ended December 31, 2001, and the related re-audit, the Company recorded a number of adjustments in the fourth quarter of 2001. Some portion of the charges to fourth quarter operations resulting from these efforts, $7.8 million, may relate to earlier

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

quarters of 2001; however, the Company does not have sufficient information to identify all specific charges attributable to individual prior quarters of 2001, and accordingly, recorded them in the fourth quarter of 2001.

2.    Summary of Significant Accounting Policies:

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. While management believes that the estimates and assumptions used in the preparation of the financial statements are reasonable, actual results could differ from those estimates.

Revenues and Income Recognition

Revenues on sales of our products, net of estimated costs of returns, allowance and sales incentives, are recognized (i) when our products are shipped to customers and title and risk of ownership transfers, the latter determined based upon the shipping terms agreed to with the customer and (ii) and when we have fulfilled all but inconsequential or perfunctory actions related to the transaction. Certain of our customer agreements provide that title transfer does not take place prior to customer acceptance and testing of the product, which may occur subsequently to delivery. While most customer acceptance and testing is obtained prior to actual product shipment, in those cases where acceptance occurs on a post-delivery basis, revenue recognition is delayed until we have obtained post-delivery customer acceptance.

Shipping, freight and handling costs are included in cost of revenues; amounts billed to customers for shipping, freight and handling are included in revenues. Progress billings to customers are generally shown as deferred revenue. Service revenues and software sales are not a significant component of our total revenues.

Products are generally sold on open account under credit terms customary to the geographic region of distribution. We perform on-going credit evaluations of our customers and generally do not require collateral to secure our accounts receivable.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs, recorded as a component of selling, engineering, administrative and general expenses in the financial statements, were $21.2 million, $26.7 million and $29.0 million (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash and Equivalents

All highly liquid investments with a maturity of three months or less at acquisition are considered to be cash equivalents.

Restricted Cash

At December 31, 2002, restricted cash included $7.5 million of cash held in a segregated account with the administrative agent of our credit facility. See Note 11.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Receivables

Accounts receivable are stated at their net realizable value and include estimated allowances of $8.9 million and $5.4 million at December 31, 2002 and 2001, respectively. Included in receivables are notes receivable of $7.9 million and $7.6 million as of December 31, 2002 and 2001, respectively.

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

When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash value is required.

Equity Investments

Our investments in unconsolidated subsidiaries include investments in seven entities ranging from 9.7% to 50% ownership. These investments are accounted for using the equity method of accounting when we have a 20% or more ownership interest or exercise significant influence. Under the equity method, the original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of the entities. If we own less than 20% and do not exercise significant influence, the investment is accounted for under the cost method.

Goodwill and Intangible Assets

Goodwill was $300.5 and $263.9 million, net of accumulated amortization of $60.1 million and $57.2 million at December 31, 2002 and 2001, respectively.

Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangibles.” SFAS No. 142 supercedes APB No. 17, “Intangible Assets,” and eliminates the requirement to amortize goodwill and intangible assets with indefinite useful lives, addresses the amortization of intangible assets with defined lives and requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least on an annual basis. Accordingly, as of January 1, 2002, we no longer amortize goodwill. During the second quarter of 2002, we completed the transitional goodwill test prescribed in SFAS No. 142 with respect to our existing goodwill as of January 1, 2002 and performed our annual impairment test in the fourth quarter of 2002. Our goodwill impairment tests involved a comparison of the fair value of each of our reporting units, as defined under SFAS

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

No. 142, with its carrying amount. Based on our impairment tests, we determined there was no impairment of our goodwill. The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Flow Control	Measurements Systems	Compression and Power Systems	Other/ Corporate	Total
	(in millions)
Balance as of January 1, 2002	$250.6	$13.3	$—	$—	$263.9
Goodwill attributable to businesses acquired	21.3	0.2	—	—	21.5
Other	(0.2)	—	—	—	(0.2)
Changes attributable to foreign currency	14.5	0.8	—	—	15.3

Balance as of December 31, 2002	$286.2	$14.3	$—	$—	$300.5

The following table provides comparative net income information had goodwill amortization been excluded for the years ended December 31, 2001 and 2000, respectively.

	December 31, 2001	December 31, 2000
		(unaudited)
	(in millions)
Net (loss) income	$(44.8)	$78.7
Goodwill amortization, net of tax	6.1	5.3

Adjusted net (loss) income	$(38.7)	$84.0

Patents and other intangible assets were $6.2 million and $5.8 million, net of related accumulated amortization of $8.1 million and $13.3 million as of December 31, 2002 and 2001, respectively. These intangible assets are being amortized over their estimated useful lives, ranging from 5 to 40 years. Amortization expense for intangible assets totaled $1.6 million, $1.7 million and $1.5 million (unaudited) for the years ended December 31, 2002, 2001, and 2000, respectively. Amortization expense is anticipated to be approximately $1.4 million in 2003, $1.3 million in 2004, $1.0 million in 2005 and 2006, $0.8 million in 2007 and $0.7 million in 2008 and thereafter.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our stock based plans. Our employee stock compensation plans, which were entered into in April 2001 are more fully described in Note 16. No stock-based compensation has been reflected in net income. The following table illustrates the effect of net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123. Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ended December 31, 2002 and 2001, respectively. See Note 16 for a discussion of the assumptions used in the option pricing model and estimated fair value of the employee stock options.

	December 31, 2002	December 31, 2001
	(in millions)
Net loss as reported	$(23.2)	$(44.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.4)	(1.0)

Pro forma net loss	$(24.6)	$(45.8)

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized by reviewing all available positive and negative evidence, including the Company’s past and current earnings, future projections and market conditions. A valuation allowance is applied against deferred tax assets to the extent it is more likely than not that such assets will not be realized.

Product Warranties

We offer warranties on the sale of certain of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table shows the activity of our warranty accrual for the year ended December 31, 2002.

(in millions)
Balance at the beginning of the period	$19.8
Accruals for warranties issued during the period	21.6
Changes in accruals related to pre-existing warranties	(2.6)
Settlements made (in cash or in kind) during the period	(19.9)

Balance at the end of the period	$18.9

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Pension and Postretirement Benefit Obligations

Determination of the value of the pension and postretirement benefit liabilities is based on estimates made by management in consultation with actuaries. Inherent in these valuations are key assumptions including discount rates, market value of plan assets, expected return on plan assets, life expectancy and assumed rate of increase in wages or in healthcare costs. Current market conditions, including changes in rates of return, interest rates and medical inflation rates are considered in selecting these assumptions. Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions used and changes resulting from fluctuations in our related headcount.

Derivative Instruments

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. As a result of the adoption of these standards, we recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the financial statements at fair value. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ deficit as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives accounted for as hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. When it is determined that a derivative is not or has ceased to be highly effective as a hedge, we discontinue hedge accounting. We also discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) we determine that designating the derivative as a hedging instrument is no longer effective. Changes in fair value of derivatives not qualifying as hedges are reported in income.

Foreign Currency Translation

Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items at historical rates. Revenue and expense amounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales, which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in the statement of operations in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and revenue and expense amounts at average exchange rates. Adjustments resulting from these translations are reflected in the financial statements as a component of other comprehensive income in shareholders’ deficit.

Mandatorily Redeemable Common Stock

Certain members of management own common stock of Dresser, Ltd, our parent company, subject to mandatory redemption in the event of their termination or resignation. Inasmuch as the obligations under this agreement can only be met through the financial resources of the Company, the mandatorily redeemable common stock obligation is reflected in our financial statements.

Dividends in Excess of Net Book Value

In connection with the leveraged recapitalization, dividends in excess of the net book value of the Company at April 10, 2001 were paid and/or settled with Halliburton (Note 1). The excess of dividends to Halliburton over

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

the net book value of the Company at that date is reflected in our financial statements as a permanent reduction of shareholders’ (deficit) equity in the amount of $595.8 million.

Retained Earnings

Prior to our leveraged recapitalization, the Company was organized as a division within Halliburton and our accounts reflected divisional equity, all of which were a component of the dividend to Halliburton in connection with the leveraged recapitalization. Accordingly, our retained earnings reflect the cumulative earnings activity of the Company since April 10, 2001.

New Accounting Pronouncements

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, or APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transaction,” for segments of a business to be disposed of. SFAS No. 144 retains APB 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that has been disposed of or is classified as “held for sale.” The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. There was no impact to our results of operations or financial position as a result of adopting this standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB No. 13 and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. This statement also amends SFAS No. 13, “Accounting for Leases” and requires that certain lease modifications that have the economic effects similar to the sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. This statement also makes technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We elected early application of this statement. During 2002 and 2003, we extinguished our Tranche A term loans and made optional prepayments on our Tranche B term loan, and as a result, we recorded a loss for the write-off of unamortized debt issuance costs. These costs have been reflected as interest expense in our statements of operations, and have not been classified as extraordinary items.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company elected early adoption of SFAS No. 146 as of July 2002. See Note 3 for disclosure of our costs associated with exit activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are in effect for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition guidance provided in the statement had no impact on our results of operations or financial position, as we elected not to change the accounting of our stock based compensation from APB No. 25 “Accounting for Stock Issued to Employees.” We have implemented the disclosure provisions of this statement, see Note 2.

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

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. See Note 21. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

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

3.    Restructuring and Other Exit Activities

During 2002, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In connection with these activities, we have elected early application of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and have recognized costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan. We have also announced plans to restructure our European operations that will include the consolidation of dispenser manufacturing in our Malmo, Sweden facility and the associated downsizing of a plant in Germany during 2003. As the criteria for recognizing the liability was not met in 2002, no accruals for these costs have been reflected in our financial statements.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) implement a company-wide reduction in our workforce. We incurred charges of approximately $4.0 million for inventory markdowns associated with these activities. These costs have been reflected in costs of revenues in our statements of operations.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In connection with these activities, as described above, we incurred certain restructuring charges related to termination benefits for approximately 295 employees. We also impaired certain assets, related to machinery, goodwill, and capitalized designs. These costs have been reflected in selling, engineering, general and administrative costs. The restructuring charges are detailed below:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Reserved at 12/31/2002
	(in millions)
Consolidate manufacturing of standard rotary blower
Termination benefits	$0.2	$0.2	$—	$—
Cease fuel dispenser manufacturing at a Canadian facility
Termination benefits	0.5	0.5	—	—
Discontinuation of several product lines
Termination benefits	0.9	0.5	—	0.4
Write-down of other assets	0.5	—	0.5	—
Write-down of machinery	0.1	—	0.1	—
Write-down of goodwill	0.2	—	0.2	—
Company wide reduction in force
Termination benefits	3.6	1.7	—	1.9

Total	$6.0	$2.9	$0.8	$2.3

The following table details the restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Reserved at 12/31/2002
	(in millions)
Flow Control	$3.9	$1.4	$0.8	$1.7
Measurement Systems	1.4	0.8	—	0.6
Compression and Power Systems	0.7	0.7	—	—

Total	$6.0	$2.9	$0.8	$2.3

Since December 31, 2002, we have made additional cash payments of $2.0 million and made a change in estimate of $0.1 million.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

4.    Inventories:

Inventories on the last-in, first out (LIFO) method represented $49.3 million and $86.8 million of our inventories as of December 31, 2002 and 2001, respectively. The excess of FIFO costs over LIFO costs as of December 31, 2002 and 2001, were $70.2 million and $72.2 million, respectively. The effect on cost of revenues and operating income of liquidating historical LIFO layers was not significant in any of the years 2002, 2001 or 2000. Inventories are summarized as follows:

	December 31, 2002	December 31, 2001
	(in millions)
Finished products and parts	$201.0	$210.5
In-process products and parts	95.4	101.0
Raw materials and supplies	70.2	86.9

Total inventory	$366.6	$398.4
Less:
LIFO reserve and full absorption	(66.6)	(67.9)

Inventories	$300.0	$330.5

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2002	December 31, 2001
	(in millions)
Land and land improvements	$15.7	$14.7
Buildings	160.5	154.8
Machinery and equipment	551.3	556.8

Total property, plant and equipment	$727.5	$726.3
Less:
Allowance for depreciation and amortization	(518.6)	(491.3)

Property, plant and equipment	$208.9	$235.0

Depreciation expense totaled $41.3 million, $42.3 million and $40.5 million (unaudited), for the years ended December 31, 2002, 2001, and 2000, respectively.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

6.    Deferred financing fees and other assets

Deferred financing fees and other assets consisted of the following:

	December 31, 2002	December 31, 2001
	(in millions)
Deferred financing fees	$53.1	$62.7
Deposits	6.4	1.2
Value added tax receivables	4.6	3.7
Other assets	18.6	18.5

Total deferred financing fees and other assets	$82.7	$86.1
Less:
Allowance for amortization	(9.5)	(6.9)

Total	$73.2	$79.2

Deferred financing fees are amortized to interest expense on an effective interest rate method. During 2002, we wrote-off $15.4 million of deferred financing fees, net of $2.3 million of accumulated amortization as a result of the extinguishment of our Tranche A term loans and optional payments on our Tranche B term loans.

7.    Accounts and Notes Payable

Accounts and notes payable at December 31, 2002 and December 31, 2001, consisted of the following:

	December 31, 2002	December 31, 2001
	(in millions)
Short-term notes payable	$19.2	$38.9
Current portion of other long-term debt	1.1	25.0
Accounts payable	168.2	170.4

Total	$188.5	$234.3

8.    Accrued Expenses

Accrued expenses at December 31, 2002 and 2001 consisted of the following:

	December 31, 2002	December 31, 2001
	(in millions)
Payroll and other compensation	$24.3	$15.4
Warranty costs	18.9	19.8
Interest	17.2	14.7
Taxes	14.2	19.7
Derivative instruments	3.2	4.9
Contingent earn-out obligation	9.6	—
Other accrued liabilities	32.9	40.3

Total	$120.3	$114.8

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

9.    Acquisitions:

In the second quarter of 2001, we completed the acquisition of Entech Industries, Inc. (“Entech”), a valve manufacturer with operations based in four European countries owned substantially by affiliates of First Reserve. Entech consists of five business units engaged in the design, manufacture and distribution of valves engineered for the oil & gas production and transmission, petrochemical and power industries. Entech’s business lines are reflected in our flow control segment. In June 2001, we acquired Entech for approximately $74.4 million, which consisted of approximately $29.5 million in cash, $16.3 million in assumed debt and $28.6 million in Dresser common stock. Subsequent to the closing, $2.1 million in stock which was held in escrow was returned to the Company as settlement for certain provisions contained in the purchase agreement. In connection with the acquisition, we recorded goodwill of approximately $41.5 million in June 2001, which was amortized over a straight-line basis over 20 years. We also assumed a pre-existing contingent earn-out obligation. We recognized a liability in December 2002 of $9.6 million, additional goodwill of $6.4 million and compensation expense of $3.2 million associated with the earn-out.

On April 5, 2002, we acquired the net assets of Modern Supply Company, Inc., Ponca Fabricators, Inc. and Quality Fabricators, Inc. (the “Modern Acquisition”). The results of the operations for the Modern Acquisition have been included in the financial statements since that date. The businesses of the Modern Acquisition were principally engaged in the business of distributing, repairing and servicing our small diameter ball valve, gate valve, check valve and actuation products in the United States market. With the Modern Acquisition, we established a more direct control of the distribution and marketing channel for small valves and spare parts, consistent with our strategy of expanding and developing the service and aftermarket business of our flow control segment. The purchase price was approximately $28.5 million. We paid cash of $21.4 million, including $0.5 million of closing costs, and assumed $7.1 million in debt. In connection with the acquisition, we recorded approximately $14.9 million in goodwill which we assigned to our flow control segment. The total amount of goodwill recorded is expected to be deductible for tax purposes.

Additionally, in April 2002, we issued 250,000 shares of class B common stock to DEG Acquisitions, LLC for $10.0 million. The proceeds were used to finance the Modern Acquisition.

In March 2003, we acquired certain assets of Tokheim North America and its MSI business unit for cash consideration of $15.0 million and assumed liabilities; as a result, we recorded approximately $6.0 million in intangible assets. The intangible assets are amortized over five years on an accelerated basis and included in our measurement systems segment. In addition, we incurred $3.4 million of acquisition costs related to the portions of the business not acquired.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

10.    Supplemental Cash Flow Disclosures:

During 2002 and 2001, we paid cash of $21.4 million and $35.6 million, respectively, for acquisitions, excluding the recapitalization. As a result of those acquisitions, we issued $28.6 million in stock and acquired or assumed the following assets or liabilities:

	2002	2001
	(in millions)
Receivables	$4.3	$18.3
Inventories	12.8	21.3
Other current assets	—	0.1
Long-term receivables and other assets	—	1.6
Property, plant and equipment	0.2	19.0
Goodwill	14.9	45.0

Assets acquired	32.2	105.3
Accounts and notes payable	(3.7)	(23.0)
Accrued expenses	—	(12.5)
Long-term debt	(7.1)	(5.6)

Liabilities assumed	$(10.8)	$(41.1)
Value of stock issued	—	(28.6)

Cash paid for net assets acquired	$21.4	$35.6

11.    Debt:

Short-Term Debt

At December 31, 2002 and 2001, we had $19.2 million and $38.9 million respectively, of notes payable to various banks with interest rates ranging from 2.0% to 14.9% and 1.1% to 15.5%, respectively. The weighted average interest rate at December 31, 2002 and 2001 was approximately 3.7% and 3.7%, respectively.

Long-Term Debt

A summary of our outstanding long-term borrowings consist of the following:

Description	2002	2001	Amortization	Interest Rate	Maturity
	(in millions)
9 3/8% Notes	$550.0	$300.0	None	9.375%(1)	April 15, 2011
Premium on 9 3/8% Notes	5.7	—	(2)	—	April 15, 2011
Tranche A—U.S.	—	160.9	(3)	LIBOR + 3.0%(4)	April 10, 2007
Tranche A—Euro	—	98.1	(3)	EURIBOR + 3.0%(4)	April 10, 2007
Tranche B	404.1	452.7	(5)	LIBOR + 3.5%(6)	April 10, 2009
Other(7)	4.6	5.3	Various	(8)	(9)

	964.4	1,017.0

Less: Current portion	(1.1)	(25.0)

Long term debt	$963.3	$992.0

(1)	The effective interest rate of the 9 3/8% Notes was 9.27% for the year ended December 31, 2002.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(2)	The premium on the 9 3/8% Notes is being amortized on a straight-line basis (which approximates the effective interest rate method) over the term of the 9 3/8% Notes and is reflected as a reduction to interest expense.
(3)	The Tranche A term loans were repaid in 2002.
(4)	The interest rate margin ranged from 2.0%-3.25% depending on our leverage ratio.
(5)	The Tranche B term loan amortizes 1% for years one through seven, with the remainder to be repaid in quarterly amounts in year eight. Optional payments are applied initially to the next four installments in order of maturity and then on a pro rata basis.
(6)	The interest rate margin ranges from 3.0%-3.75% depending on our leverage ratio. See Note 20. At December 31, 2002, the 3-month LIBOR rate was 1.38%.
(7)	Includes $1.6 million in capital lease obligations at December 31, 2002.
(8)	The interest rates range from 2.2% to 9.3%.
(9)	Maturity dates of the loans range from 2003 to 2008.

In connection with the recapitalization transaction, we issued $300.0 million in 9 3/8% senior subordinated notes and obtained a credit facility.

The notes may be redeemed beginning April 15, 2006. The initial redemption price is 104.688% of the principal amount plus accrued interest. The redemption price will decline each year after 2006 and will be 100.0% of the principal amount, plus accrued interest, beginning on April 15, 2009. In addition, before April 15, 2004, we may redeem up to 35% of the notes at a redemption price of 109.375% of their principal amount, plus accrued interest. We may redeem the notes only if after such redemption, at least 65% of the aggregate principal amount of the notes originally issued remains outstanding. Upon a change of control, we will be required to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest. The wholly-owned domestic subsidiaries of Dresser, Inc. guarantee the notes. See Note 20.

In March 2002, we issued an additional $250.0 million of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% of their principal amounts plus accrued interest from October 15, 2001. We recorded a $6.3 million premium, which is amortized over the term of the notes, and recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. Deferred financing charges incurred with the issuance were $6.1 million.

Under the indenture that governs our senior subordinated notes, certain covenants require that we furnish to all holders of the notes all quarterly and annual financial information required to be contained in a filing with the SEC on Forms 10-Q and 10-K within the time period specified in the SEC’s rules and regulations. In 2002, we determined that our 2001 financial statements, which had been previously been audited by Andersen, needed to be restated, which resulted in a delay in the filing of our annual report on Form 10-K for 2002 and our quarterly report on Form 10-Q for the three months ended March 31, 2003, the three months ended June 30, 2003 and the three months ended September 30, 2003.

The failure to perform under this covenant would have constituted an event of default if the default had continued for a period of 30 days after receipt of a written notice specifying the default (and demanding that such default be remedied) from the Trustee or Holders of at least 25% of the outstanding principal amount of the notes. We did not receive such a notice. On December 4, 2003 we completed a consent solicitation to amend the indenture for our senior subordinated notes to provide that Dresser will only be obligated to furnish to the holders of the senior subordinated notes a report by Dresser’s certified independent accountants with respect to annual financial information for fiscal years beginning after December 31, 2000. Each holder that consented also waived

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

all events of default with respect to breaches of the reporting provisions of the indenture and any and all rights to cause the principal of, and accrued interest on, the senior subordinated notes to be immediately due and payable. We entered into a supplemental indenture with the trustee for the holders and the guarantors of the senior subordinated notes on December 4, 2003 to put into effect the amendment.

In connection with the Modern Acquisition, we assumed $7.1 million of debt in the form of two notes. The first note had a principal balance of $4.5 million, an interest rate of 9.75% and matured August 31, 2002. The second note had a principal balance of $2.6 million, an interest rate of the prime rate plus 2.0% and matured January 2008. The notes were collateralized by the accounts receivable and inventory of Modern Supply Company, Inc. Both of the notes were repaid in August 2002.

Under our credit facility, we obtained a six-year $165.0 million Tranche A U.S. term loan facility and a six-year Tranche A Euro term loan facility in an amount equivalent to $100.0 million. In addition, we obtained an eight-year $455.0 million Tranche B term loan facility and a six-year $100.0 million revolving credit facility to be utilized for working capital requirements and other general corporate purposes. As of December 31, 2002, there was $64.8 million available under the revolving credit facility; amounts outstanding under letters of credit were $35.2 million.

The loans and other obligations under the credit facility are guaranteed by our direct parent, Dresser Holdings, Inc., and all of our existing and future direct and indirect wholly-owned domestic subsidiaries. Our obligations and the guarantees are secured by (a) all or substantially all of the material property and assets, real or personal now owned or hereafter acquired by us or the guarantors and (b) all proceeds and products of the property and assets described in clause (a) above.

The credit agreement, as amended to the date of these financial statements, limits our ability to, among others: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We are also required to indemnify the agent and lenders and comply with specified financial and affirmative covenants including a total debt to EBITDA ratio and an interest coverage ratio.

As part of our credit agreement, beginning with fiscal year end 2002, we are required to make a mandatory prepayment, 90 days after year end, if our total debt to EBITDA ratio, as defined, is above certain levels. If our total debt to EBITDA ratio is in excess of 4:00 to 1.00 we will be required to pay 75% of excess cash flow, as defined in the credit agreement. If the total debt to EBITDA ratio is above 2.50 to 1.00 and below 4.00 to 1.00, then we will be required to pay 50% of excess cash flow as defined under the agreement. If the total debt to EBITDA ratio is equal to or less than 2.50 to 1.00, no such payment is required. As a result of the repayment of the Tranche A term loans with the proceeds from the March 2002 bond offering, and the optional prepayments made during 2002, no mandatory payment was required for the year ended December 31, 2002.

During 2002, we used the proceeds from the March 2002 note offering and made two additional optional prepayments on our credit facility of $53.0 million to extinguish our Tranche A term loans and repay a portion of our Tranche B term loan. As a result of these payments on our credit facility, we recorded a loss of $15.4 million, which represented the write-off of a portion of the unamortized deferred financing fees. These losses have been reflected as interest expense in our statements of operations.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In March 2002, we obtained an amendment to the credit facility that among other things increased the amount by which the Tranche B term loan can be increased from $95.0 million to $195.0 million.

As a condition of the third amendment to our credit facility in December 2002, we deposited $7.5 million in a segregated account with the administrative agent of our credit facility. Those funds were applied, at our option, to our Tranche B term loan on January 10, 2003. At December 31, 2002, these funds are reflected as restricted cash on our balance sheet. As a result of this prepayment, we wrote off an allocable portion of unamortized deferred financing charges of approximately $0.1 million in the first quarter of 2003.

We entered into a sixth amendment and waiver to our credit agreement on August 5, 2003, which extended to December 15, 2003 our deadline for providing our senior lenders with audited financial statements for the fiscal years ended December 31, 2001 and December 31, 2002. This amendment also waived, among other things, any default or event of default relating in any respect to the 2001 re-audit, revision or restatement of any financial statement delivered to the senior lenders prior to August 5, 2003, including any default or event of default relating in any respect to any errors contained in such financial statements. The amendment grants a suspension period to deliver audited financials with respect to the waiver, which began on March 31, 2003 and ends on the earlier of (1) December 15, 2003 and (2) the date on which the administrative agent receives the audited annual financial statements for the years ended December 31, 2002 and 2001.

Effective January 1, 2003, the applicable margin on our Tranche B term loan was increased from 3.50% to 3.75%. In addition, effective March 31, 2003, the applicable margin on our Tranche B term loan was increased by an additional 0.50% per annum and, effective August 5, 2003, the applicable margin on our Tranche B term loan was further increased by an additional 0.50% per annum. The aggregate 1.00% per annum increase will remain in effect during the suspension period referred to above.

Total deferred financing fees incurred in connection with obtaining all of the amendments to the credit facility to date were $6.1 million.

Amortization of deferred financing fees incurred in connection with the credit facility and senior subordinated notes were $20.3 million, including the write-off of certain fees, and $6.9 million in 2002 and 2001, respectively. No costs were incurred in 2000.

Minimum principal payments on our long-term debt subsequent to 2002 are as follows:

Year ending December 31,	(in millions)
2003	$1.1
2004	3.0
2005	5.0
2006	5.0
2007	4.7
Thereafter	939.9

Total (1)	$958.7

(1)	Excludes the $5.7 million premium which is amortized over the life of the notes and reflected in long term debt on our balance sheet.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

12.    Financial Instruments:

Derivative Financial Instruments

We only use derivatives for hedging purposes. The following is a summary of our risk management strategies and the effect of these strategies on our financial statements.

Cash Flow Hedging Strategy

We selectively hedge significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging exposure in relation to the perceived risk of loss. The purpose of the foreign currency hedging activities is to protect us from the risk that the cash flow resulting from the sale or purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates. We use forward exchange contracts to manage our exposures to movements in foreign exchange rates. The use of these financial instruments modifies exposure and reduces our risk of cash flow variability. As of December 31, 2002, we had approximately $51.7 million of foreign exchange risk hedged using forward exchange contracts. As of December 31, 2002, the fair market value of these derivative instruments was $2.2 million, which is reflected in accumulated other comprehensive income.

Our financial performance is also exposed to movements in short-term floating market interest rates. Our objective in managing this interest rate exposure is to comply with terms of the credit agreement and to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs.

In 2001, we entered into two interest rate swap agreements that effectively converted a portion of our variable rate debt to a fixed rate basis. The first interest rate swap was hedged against our Tranche B term note with a notional amount of $115.0 million. We pay a fixed rate of 4.49% and receive a variable rate of 3-month LIBOR. At December 31, 2002, the fair market value of the swap was a liability of $2.6 million. As of December 31, 2002, the net accumulated derivative loss in accumulated other comprehensive income was $1.1 million, net of $0.7 million of taxes. We reclassified $0.8 million of accrued interest due January 2003 for the difference between the 3-month LIBOR rate and fixed rate of 4.49%.

The second interest rate swap was hedged against our Euro Tranche A term loan with a notional amount at inception of the contract of EUR 110.3 million or $99.3 million at December 31, 2001. We paid a fixed rate of 4.46% and received a variable rate of 3-month LIBOR. In March 2002, the principal balance of our Euro Tranche A term loan was significantly reduced with the use of proceeds from the note offering and extinguished the remaining principal balance in June 2002. As a result of the principal reduction in March 2002, this swap was no longer eligible to receive accounting treatment as a hedge. As a result, changes in the fair market value of the interest rate swap were recorded through earnings rather than accumulated other comprehensive income. The unrealized loss was reclassified from accumulated other comprehensive income and we recorded a charge to earnings of $0.6 million during the first quarter of 2002, which is reflected in interest expense in our statements of operations. This swap was terminated in April 2002.

In April 2002, we entered into an interest rate swap which was not eligible to receive accounting treatment as a hedge. The interest rate swap has a notional amount of $100.0 million and matures in October 2003. We receive a fixed rate of interest of 9.375% and pay a variable interest rate of LIBOR plus 6.20% (7.58% at December 31, 2002). At December 31, 2002, the interest rate swap had a fair market value of $1.6 million. This amount has been reflected as a reduction to interest expense in our statements of operations.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, we expect to reclassify $1.1 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, investments, trade accounts receivable, and derivatives. We maintain cash and equivalents and investments with various financial institutions. Trade receivables are generated from a diverse group of customers with no significant concentrations of receivables from any single customer. We maintain an allowance for losses based upon the expected collectibility of all trade accounts receivable.

There are no significant concentrations of credit risk with any individual counterparty or group of counterparties related to our derivative contracts. We select counterparties based on creditworthiness, which is continually monitored, and the counterparties’ ability to perform their obligations under the terms of the transactions. We do not expect any counterparties to fail to meet their obligation under these contracts given their high credit ratings; therefore, we consider the credit risk associated with the derivative contracts to be minimal.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and the carrying value of financial instruments that are recognized at historical cost.

The fair value of (i) accounts receivable, accounts payable, accrued expenses and short term debts approximate carrying value due to the relatively short maturity of these instruments, (ii) notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities and (iii) the borrowings under the term loans and various other notes approximate carrying value because these borrowings accrue interest at variable interest rates based on market rates.

We estimate the fair value of our fixed rate debt for the 9 3/8% notes based on market prices and for the remainder our fixed rate debt generally using discounted cash flow analysis based on our current borrowing rates for debts with similar maturities. The estimated fair value of the fixed rate debt at December 31, 2002 was approximately $559.2 million. The carrying value of the fixed rate debt is approximately $559.4 million.

The estimated net loss on our interest rate swaps was $1.0 million at December 31, 2002, which represents an estimated amount we would have to pay to terminate the interest rate swaps.

As of December 31, 2002, our forward exchange contracts had a fair market value of $2.2 million, which is reflected in accumulated other comprehensive loss.

13.    Related Party Transactions

Halliburton

On April 10, 2001, the Company executed a transition services agreement with Halliburton whereby Halliburton agreed to provide transition services for up to nine months. The services covered by this agreement

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

included human resources and employee benefit administration services, information technology services and real estate support services at facilities that we shared with Halliburton. Payments made to Halliburton under this agreement for the year ended December 31, 2001 were approximately $3.0 million. Under the transition services agreement, we still obtain voice and fax services via the Halliburton software defined network. During 2002, we paid Halliburton approximately $1.2 million for these services.

During 2002, we sold $49.0 million of valve products to affiliates of Halliburton.

Prior to the recapitalization transaction, DEG used, and was charged for, certain services that Halliburton provides to its business units. Halliburton also allocated a portion of its non-corporate expenses to each business unit. These services included, among others, information systems support, human resources, tax, procurement, communications, real estate and both internal and external legal services. Halliburton allocated the costs for some of these services to its business units based on factors such as number of employees, revenues and assets, or directly charged for some services on an as used basis. The related expenses for these services for the year ended December 31, 2000 was approximately $9.3 million (unaudited) and no costs for the three months ended March 31, 2001. We believe that these allocation methods were reasonable. In addition, Halliburton also administered DEG’s risk management programs. The insurance program included a broad all-risk coverage for real and personal property and third-party liability coverage, employer’s liability coverage, automobile liability, general product liability, workers’ compensation liability and other standard liability coverage. Expenses of $3.2 million and $14.3 million (unaudited) were allocated by Halliburton to DEG for these risk management coverages for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively. Halliburton also allocated benefit costs associated with retired and divested business employees’ corporate-related pension and employee benefit charges and union-related pension and employee benefit charges.

All of the charges described above have been included as costs of DEG’s operations in the financial statements. We believe that it is possible that the terms of these transactions may differ from those that would result from transactions among third parties. Such allocations are not necessarily indicative of actual results. However, we believe that the methods used to charge for services provided by Halliburton were reasonable.

Certain of the foreign operations that we acquired pursuant to the Agreement and Plan of Recapitalization are located in jurisdictions where governmental consents are required for the transfer of ownership and were not obtained by the time of closing of the recapitalization transaction. Pursuant to a closing agreement and waiver executed on April 10, 2001, Halliburton has agreed to operate these entities for our benefit and to affect the transfer as soon as practicable. In the event that Halliburton cannot affect the transfer of these entities within one year, the purchase price for our foreign subsidiaries will be adjusted accordingly. These agreements have been extended three times for an additional six months, in April 2002, October 2002 and February 2003; these transfers have now been completed. The operations in these jurisdictions are not material to our financial condition or results of operations taken as a whole. In addition, Halliburton has agreed to operate certain foreign facilities for our benefit until the leases related to these facilities can be assigned to us. These facilities are not, individually or in the aggregate, material to our financial condition or results of operations taken as a whole.

Pursuant to agreements with Halliburton, we own all right, title and interest in and to the marks “Dresser” and “Dresser and Design” and other trademarks and service marks in the U.S. and in various jurisdictions throughout the world. We have granted back to Halliburton a non-exclusive license to use these marks during a transition period of up to three years while various Halliburton entities are re-named or liquidated. We have also granted back to Halliburton a perpetual, exclusive license to use the name “Dresser Industries” provided the name is not used in connection with raising capital, or the sale, promotion, design or manufacture of goods or

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

services that would create market confusion affecting Dresser. We also granted to Halliburton the use of the name “Dresser Industries, Inc.” for use as a holding company name. In addition, we have agreed not to use the Dresser name for seven years in certain businesses where Halliburton operates, or to directly compete with Halliburton for three years.

First Reserve and Odyssey

We reimburse First Reserve and Odyssey for certain expenses incurred in connection with the ongoing ownership and management of Dresser. During 2002 and 2001, we reimbursed First Reserve and Odyssey approximately $0.1 million for these expenses. In addition, during 2001 First Reserve and Odyssey did not engage an investment banking firm in connection with the recapitalization transaction and received a $30.4 million fee for their assistance in evaluation, structuring and facilitating the transaction. The fee was allocated $3.6 million to equity issuance costs and $26.8 million to deferred financing fees.

In connection with the acquisition of Entech in 2001, the Company issued 440,955 shares of class B common stock valued at $17.6 million to entities affiliated with First Reserve and paid approximately $17.4 million in cash to First Reserve.

DEG Acquisitions, LLC

Pursuant to a tax sharing agreement between us and DEG Acquisitions, LLC, (i) DEG Acquisitions will file consolidated, combined or unitary federal, state, local and foreign income tax returns on behalf of itself and its subsidiaries, including us, to the extent it is permitted to do so under the relevant law, and (ii) we are obligated to pay to DEG Acquisitions a portion of the total income tax liability of DEG Acquisitions and its subsidiaries, in an amount equal to the excess of (a) the relevant income tax liability of DEG Acquisitions and its subsidiaries for a taxable period over (b) the corresponding consolidated, combined or unitary income tax liability of DEG Acquisitions and its subsidiaries that DEG Acquisitions would have incurred if we and our subsidiaries had not been subsidiaries of DEG Acquisitions. However, our income taxes are recognized for financial reporting purposes on a stand-alone basis in accordance with generally accepted accounting principles.

In April 2002, we issued 250,000 shares of class B common stock to DEG Acquisitions, LLC for $10.0 million. The proceeds were used to finance the Modern Acquisition.

Investor and Sponsor Rights Agreements

In April 2001, we entered into an Investor Rights Agreement with DEG Acquisitions, LLC, Halliburton and certain members of our management who are also shareholders. On July 3, 2002, we entered into a consent, amendment, assignment and assumption of the Dresser, Inc. Investor Rights Agreement. As a result of this agreement, Dresser assigned its rights and obligations under the Investor Rights Agreement, to Dresser, Ltd. Dresser, Ltd. agreed to assume, perform, and discharge all of Dresser’s obligations under the Investor Rights Agreement.

On April 10, 2001 we entered into a Sponsor Rights Agreement. The Sponsor Rights Agreement, among affiliates of First Reserve and Odyssey who hold all of the equity interests in DEG Acquisitions, LLC, provides that there will be a board of directors of DEG Acquisitions consisting of nine directors, five of whom will be designated by First Reserve, two of whom will be designated by Odyssey and two of whom will be members of our management. The Sponsor Rights Agreement also provides that unless at least one director nominated by

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

each of First Reserve and Odyssey agrees, the board will be prohibited from allowing us to take certain actions including incurring certain indebtedness, consummating certain acquisitions or asset dispositions, and making certain changes in our management. The Sponsor Rights Agreement also contains other customary provisions, including registration rights.

On July 3, 2002, we entered into a consent, amendment, assignment and assumption of the Dresser, Inc. Sponsor Rights Agreement. As a result of this agreement, Dresser assigned its rights and obligations under the Sponsor Rights Agreement, to Dresser, Ltd. Dresser, Ltd. agreed to assume, perform, and discharge all of Dresser’s obligations under the Sponsor Right Agreement.

14.    Income Taxes

The federal and state income tax provision is summarized as follows:

	December 31, 2002	December 31, 2001
	(in millions)
Current Income Tax Expense:
United States
Federal	$—	$—
State	0.3	0.6
Foreign	15.5	18.9

	15.8	19.5

Deferred Income Tax Expense (Benefit):
United States
Federal	—	71.4
State	—	6.6
Foreign	(2.4)	(0.4)

	(2.4)	77.6

Provision for income taxes	$13.4	$97.1

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	December 31, 2002	December 31, 2001
	(in millions)
Computed tax at the federal statutory rate of 35%	$(3.4)	$18.3
Change in valuation allowance	19.2	75.4
State taxes, net of federal benefit	0.2	0.4
Foreign tax in excess of U.S. tax rate	3.4	2.2
Earnings of unconsolidated subsidiaries	(1.2)	(0.7)
Other differences	(4.8)	1.5

Provision for income taxes	$13.4	$97.1

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Approximately $169.5 million of net deferred income taxes arose in connection with our recapitalization transaction (See Note 1) and the Section 338(h)(10) election. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2002	December 31, 2001
	(in millions)
Deferred income tax assets:
Inventory	$34.6	$35.6
Fixed assets	26.0	32.5
Goodwill and other intangible assets	47.9	55.6
Pension and postretirement benefit obligations	119.4	109.1
Warranty expense	3.4	6.2
Accrued compensation & benefits	2.8	—
Deferred compensation	9.9	11.5
Net operating losses carryfowards	50.9	20.6
Other	7.8	4.0

Total deferred income tax assets	$302.7	$275.1

Valuation allowance	(291.2)	(262.1)

Deferred income tax assets	$11.5	$13.0

Deferred income tax liabilities
Undistributed earnings of foreign subsidiaries	(2.4)	(1.0)
Deferred financing fees	(4.4)	(9.7)

Deferred income tax liabilities	$(6.8)	$(10.7)

Net Deferred income tax assets	$4.7	$2.3

We have net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of approximately $104.7 million; $46.9 million expiring in 2021, and $57.8 million expiring in 2022. If certain substantial changes in our ownership occur, there would be an annual limitation on the amount of the NOL carryforward that can be utilized.

In assessing the realization of deferred tax assets, we must determine whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management has assessed our historical financial results and future taxable income projections and determined that a valuation allowance is necessary at December 31, 2002 and 2001, because of the uncertainty regarding realization of the deferred tax assets.

Included in the valuation allowance is an amount charged to equity in 2001 of $169.5 resulting from the recapitalization transaction and Section 338(h)(10) election to treat the recapitalization of our domestic business as an asset purchase for tax purposes and receive a step up in basis to fair market value for our U.S. assets. Other increases in the valuation allowance charged to equity are for minimum pension liabilities of $9.9 million and $10.8 million for 2002 and 2001, respectively.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

15.    Commitments and Contingencies:

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

Leases

At December 31, 2002, we were obligated under non-cancelable operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. Total rental expense charged to operations for such leases totaled $17.7 million, $14.4 million, and $13.6 million (unaudited), for the years ended December 31, 2002, 2001 and 2000, respectively.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Additionally, we have entered into several capital leases. Future minimum lease payments under capital and operating leases that had initial or remaining non-cancelable lease terms at December 31, 2002, were as follows:

	Capital Leases	Operating Leases
	(in millions)
2003	$0.6	$14.3
2004	0.3	12.6
2005	0.3	11.0
2006	0.3	8.8
2007	0.2	5.4
Thereafter	—	14.0

Total	$1.7	$66.1

Less amount representing interest	(0.1)

Present value of minimum lease payments (including current portion of $0.5)	$1.6

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

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

Employment Agreements

We have employment agreements with our executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company and provide for severance payments under certain circumstances. The agreements include a covenant against competition with us, which extends for a period of time after termination for any reason.

16.    Shareholders’ Equity:

Capital Stock

Under the terms of our amended and restated certificate of incorporation, on April 9, 2001, we authorized the issuance of up to 15 million shares of stock which consists of 13 million shares of class A common stock, par value $0.001 per share and two million shares of class B common stock, par value $0.001 per share. The holder of each share of class A common stock shall have the right to one vote and shall be entitled to notice of any shareholders’ meeting in accordance with the bylaws of the Company and shall be entitled to vote upon such matters and in such manner provided by law. The holders of class B common stock shall have no voting rights.

In accordance with the Agreement and Plan of Recapitalization, Halliburton retained an approximate 5.1% voting interest in the Company, for which Halliburton received 537,408 shares of class A common stock. The Company issued DEG Acquisition, LLC 9.7 million shares of class A common stock and 300,000 shares of class B common stock valued at $400.0 million on the date of closing.

In connection with the acquisition of Entech, the Company issued 171,756 shares of class A common stock and 490,744 shares of class B common stock valued at approximately $26.5 million, net of 52,857 shares reacquired for $2.1 million.

In addition, during 2001, the Company issued 925 shares of class A common stock to non employee, non affiliate board members as compensation for participation in board and committee meetings. At December 31, 2001, we had 10,410,089 shares of class A common stock and 790,744 shares of class B common stock outstanding.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In April 2002, we issued 250,000 shares of class B common stock to DEG Acquisitions, LLC for $10.0 million. The proceeds were used to finance the Modern Acquisition. In July, we forgave a receivable with a value of $2.2 million for the return of 7,017 shares of class A common stock and 48,680 shares of class B common stock. These shares were held in treasury and subsequently cancelled.

Effective July 3, 2002, Dresser, entered into an agreement and plan of merger (“Merger Agreement”) with Dresser, Ltd., a Bermuda company, and Dresser Mergerco Inc., a Delaware Corporation and a wholly-owned indirect subsidiary of Dresser and Dresser, Ltd. Dresser Mergerco merged with and into Dresser, with Dresser being the surviving corporation.

Upon the terms of the Merger Agreement, each outstanding share of Dresser common stock was cancelled and the holders received one class A common share of Dresser Ltd., for each share of Dresser class A common stock, and one class B common share of Dresser Ltd. for each share of Dresser class B common stock, respectively, held by each shareholder. The reorganization has been accounted for as a reorganization of entities under common control, and accordingly, it did not result in any changes to the amounts of assets, liabilities, and shareholder’s deficit.

The certification of incorporation was amended such that the total number of shares of stock which Dresser shall have the authority to issue is 10,000, having a par value of $0.01 per share of common stock. Dresser Holdings, Inc. is the sole shareholder of Dresser. The number of shares issued and outstanding are 1,000 shares of class A common stock.

Stock Incentive Plans

We have adopted certain employee incentive programs for the purpose of (i) attracting and retaining employees, directors and consultants (ii) providing incentives to those deemed important to our success and (iii) associating the interests of these individuals with the interest of Dresser and their shareholders through opportunities for increased stock ownership.

Share Incentive Plan

The share incentive plan of Dresser Ltd. is the successor and continuation of the 2001 stock incentive plan of Dresser, Inc. with respect to those participants who were a part of the plan as of July 3, 2002. This share plan permits the grant of a variety of equity based compensation awards, including non-qualified share options, incentive share options, restricted share awards, phantom shares, share appreciation rights and other rights with respect to our common shares. Seven hundred twenty-two thousand six hundred one (722,601) shares of common shares (which may be class B common shares, par value $0.01) are issuable under the share plan (subject to adjustment for events such as share dividends, share splits, recapitalizations, mergers and reorganizations). Our employees, consultants and directors are eligible to receive awards under the share plan.

All awards outstanding under the Dresser 2001 Stock Incentive Plan as of July 3, 2002 were converted into awards under the Share Incentive Plan of Dresser, Ltd. All of the stock option awards were made with an exercise price of $40.00 per share in 2001 and 2002 at estimated fair value based on proximate cash investments in our stock during the periods. No awards have been issued subsequent to July 3, 2002.

During 2001, we issued to certain employees, options to purchase 214,000 shares of common stock with an exercise price of $40.00 per share. During 2002, we issued additional options to purchase 36,814 shares of

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

common stock with an exercise price of $40.00 and cancelled 24,000 options to purchase shares of common stock. These options vest 20% on the first anniversary of the date of grant and one 48th of the remaining 80% per month for each month thereafter until the options are fully vested. At December 31, 2002, we had 226,814 options outstanding of which 68,865 have vested; no options were exercised.

During 2001, we also issued options to purchase 321,000 shares of common stock with an exercise price of $40.00 and cancelled 18,000 options. During 2002, we issued additional options to purchase 43,750 shares of common stock with an exercise price of $40.00 and cancelled 18,000 options to purchase common stock. These options vest if the employee is still employed after nine and one-half years, but vesting will accelerate if we achieve predetermined financial performance milestones. At December 31, 2002, we had 328,750 options to purchase common stock outstanding of which 1,087 have vested; no options were exercised during 2002 and 2001, respectively.

In addition, in 2001, we issued options to purchase 107,000 shares of common stock at an exercise price of $40.00 and cancelled 6,000 options. During 2002, we issued additional options to purchase 14,583 shares of common stock with an exercise price of $40.00 and cancelled 6,000 options to purchase common stock. These options vest if our majority shareholder realizes a 35% annualized internal rate of return on its initial investment and is able to liquidate its initial investment at a price equal to at least 450% of the price paid for its initial investment. At December 31, 2002, we had 109,583 of these options outstanding, of which no options have vested.

Certain members of management are party to an Investor Rights Agreement, whereby if the employee leaves for good reason, is terminated by Dresser without cause, dies or suffers a permanent disability, then such employee will, pursuant to a right granted in the employee’s employment agreement, be permitted to cause Dresser to repurchase shares that they have held for at least six months at fair market value. If an employee retires, is terminated for cause, or resigns (without good reason), or leaves for the reasons enumerated in the prior sentence but fails to “put” their shares to us for repurchase, then we will have the right to repurchase their shares at fair value. On July 3, 2002, Dresser Ltd. agreed to assume, perform and discharge all of Dresser’s obligations under the Investor Rights Agreement.

SFAS No. 123 Accounting for Stock-Based Compensation

SFAS No. 123 defines a fair value method of accounting for employee stock compensation and encourages, but does not require all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income as if the fair value based method of accounting as defined in the statement had been applied. We account for the stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards. The fair value of the options as disclosed in Note 2 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002: risk-free rate 3.73%, a dividend yield of 0.0% and a volatility factor of the expected market price of 0.01%; and for 2001: risk-free rate 5.09%, a dividend yield of 0.0%, a volatility factor of the expected market price of 0.01%. The expected life of the options was 10 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

A summary of the stock option activity and the related information is as follows:

	December 31, 2002		December 31, 2001
	Common Stock Underlying the Options	Weighted Average Exercise Price	Common Stock Underlying the Options	Weighted Average Exercise Price
Outstanding, beginning of year	618,000	$40.00	—	$40.00
Granted	95,147	40.00	642,000	40.00
Exercised	—	—	—	—
Forfeited	(48,000)	40.00	(24,000)	40.00

Outstanding, end of year	665,147	40.00	618,000	40.00

Exercisable at end of year	69,952	$40.00	—	$—

As of December 31, 2002, the options had a weighted average remaining contractual life of 8.4 years.

Management Equity Purchase Plan

The Management Equity Purchase Plan of Dresser Ltd. is the successor and continuation of the Dresser, Inc. 2001 Management Equity Purchase Plan with respect to those participants who were a part of the plan as of July 3, 2002.

The equity purchase plan provides for certain of our employees, directors and consultants, as authorized by the board of directors, to purchase common stock of Dresser, Ltd. The plan provides for the purchase of up to 87,500 shares of class A common stock, par value $0.01 and up to 762,523 of class B common stock, par value $0.01.

All awards outstanding as of July 3, 2002 under the Dresser, Inc. 2001 Management Employee Equity Purchase Plan were converted into awards under this plan. In 2001, under the 2001 Management Equity Purchase plan, 87,500 shares of class A common stock and 146,875 shares of class B common stock had been purchased under the plan. The company received proceeds of $9.4 million from those purchases. In 2001, as a result of the resignation of one employee, we repurchased 9,367 shares of class A common stock and 28,133 shares of class B common stock at $40.00 per share.

Deferred Compensation

We offer a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation. Participants will generally be able to elect to have such accounts deemed to be invested in either units, which are valued based upon the value of the Dresser Ltd.’s common shares or an interest bearing account. Distributions shall generally be made from the deferred compensation plan over time following the participant’s retirement or other termination of employment. The liability for the deferred compensation program included in the financial statements at December 31, 2002 and 2001 was $17.5 and $18.1 million, respectively. Certain liabilities under the Halliburton deferred compensation plans and supplemental retirement plans have been transferred to our plan and are general liabilities of Dresser.

17.    Mandatorily redeemable common stock:

During 2001, in connection with the management equity purchase plan, 87,500 and 146,875 shares of class A and B stock, respectively, were issued to management for proceeds of $9.4 million. Of those shares,

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

9,367 class A and 28,133 class B shares of common stock were repurchased by Dresser for $1.5 million. These shares issued to management were subject to the Investor Rights Agreement, whereby if the employee leaves for good reason, is terminated by Dresser without cause, dies or suffers a permanent disability, then such employee will, pursuant to a right granted in the employee’s employment agreement be permitted to cause Dresser to repurchase shares at fair market value that they have held for at least six months. If an employee retires, is terminated for cause, or resigns (without good reason), or leaves for the reasons enumerated in the prior sentence but fails to “put” their shares to us for repurchase, then we will have the right to repurchase their shares at fair value.

On July 3, 2002, Dresser Ltd. agreed to assume, perform and discharge all of Dresser’s obligations under the Investor Rights Agreement. However, Dresser, Ltd. has no assets and no ability to discharge Dresser’s obligations other than through the use of Dresser assets. As such, the amounts have been classified as mandatorily redeemable common stock on Dresser’s balance sheet at December 31, 2002.

18.    Retirement and other postretirement plans:

We have various retirement plans, which cover a significant number of our employees.

Defined Contribution Plans

We sponsor several defined contribution pension plans. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. The expense associated with the contribution to and administration of these plans was $5.0 million, $5.5 million, and $6.4 million (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively.

Domestic and Foreign Defined Benefit Plans and Other Postretirement Benefits

We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans that cover a significant number of our employees. The qualified plans are funded to operate on an actuarially sound basis. Plan assets are generally invested in cash, short-term investments, real estate, equity and fixed income securities of entities primarily domiciled in the country of the plan’s operation. At December 31, 2002, all the domestic pension plan assets were held by a master trust.

Prior to our recapitalization, we had a salaried pension plan that was commingled with Halliburton. We have recorded an allocated pension credit for this plan in 2000 and 2001 through the date preceding the recapitalization. Upon the recapitalization, we have assumed the obligation for this plan and have recorded it in our financial statements.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations and fair value of plan assets as of our measurement date (October 31).

	Domestic Pension Benefits		Foreign Pension Benefits
	2002	2001	2002	2001
	(in millions)
Reconciliation of benefit obligation
Obligation as of the measurement date	$168.8	$110.7	$76.8	$59.6
Service cost	2.8	3.1	4.1	2.4
Interest cost	11.7	10.5	3.8	3.7
Actuarial (gain) loss	(1.8)	13.1	1.2	(3.4)
Assumption of salaried plan at recapitalization	—	43.8	—	25.4
Other	1.4	—	1.9	—
Benefit payments	(10.1)	(12.4)	(4.6)	(3.4)
Participant contributions	—	—	0.6	0.4
Effects of settlements	—	—	(1.7)	—
Foreign currency exchange rate changes	—	—	9.2	(7.9)

Obligation at the measurement date	$172.8	$168.8	$91.3	$76.8

Change in plan assets
Fair value of plan assets at measurement date	$147.0	$112.8	$35.9	$8.7
Actual return on plan assets	(15.2)	(6.1)	(2.8)	(4.3)
Assumption of salaried plan at recapitalization	—	45.2	—	33.1
Employer contributions	6.3	7.5	7.7	3.7
Participant contributions	—	—	0.6	0.4
Benefit payments	(10.1)	(12.4)	(4.6)	(3.4)
Foreign currency exchange rate changes	—	—	2.7	(2.3)
Other	2.2	—	—	—
Effects of settlements	—	—	(1.7)	—

Fair value of plan assets at measurement date	$130.2	$147.0	$37.8	$35.9

Funded status
Funded status of the plan	$(42.6)	$(21.8)	$(53.5)	$(40.9)
Unrecognized net loss (gain)	68.6	40.6	12.3	4.7
Unrecognized transition obligation	—	—	15.8	15.9
Employer contributions	1.0	1.1	1.0	0.6
Unrecognized prior service cost	11.3	13.7	—	—

Pension asset (liability)	$38.3	$33.6	$(24.4)	$(19.7)

Amounts recognized in the balance sheet
Prepaid benefit cost	$38.6	$33.8	$5.9	$6.1
Accrued benefit liability	(0.3)	(0.2)	(35.7)	(31.7)
Additional minimum liability	(77.0)	(51.3)	—	—
Intangible asset	11.6	14.6	4.6	5.2
Accumulated other comprehensive income	65.4	36.7	0.8	0.7

Net amount recognized	$38.3	$33.6	$(24.4)	$(19.7)

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The assumptions used in the measurement of our pension benefit obligation at October 31, 2002 and 2001 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits
	2002	2001	2002	2001
Discount rate	7.0%	7.0%	3.0-7.0%	3.0-7.0%
Rate of compensation increase	N/A	N/A	2.5-7.5%	2.5-7.5%
Expected return on plan assets	9.0%	9.0%	3.5-8.0%	3.5-8.0%

Certain of our pension plans were underfunded at December 31, 2002 and 2001 with an aggregate benefit obligation of $248.8 million and $205.8 million, respectively, and aggregate assets of $148.3 million and $134.0 million, respectively.

Components of the net periodic benefit cost for the plans are as follows:

	Domestic Pension Benefits			Foreign Pension Benefits
	2002	2001	2000	2002	2001	2000
			(unaudited)			(unaudited)
	(in millions)
Service cost	$2.8	$3.1	$2.9	$4.1	$2.4	$2.5
Interest costs	11.7	10.5	7.5	3.8	3.7	4.3
Expected return on plan assets	(14.8)	(12.9)	(9.6)	(2.5)	(2.5)	(2.7)
Curtailment	—	1.7	—	—	—	—
Amortization of
Unrecognized net loss (gain)	1.0	0.8	(0.1)	—	—	0.2
Unrecognized net asset	—	—	—	1.8	1.7	2.0
Unrecognized prior service cost	0.7	1.0	2.4	—	—	—
Amount allocated by Halliburton for commingled plans	—	(0.1)	(3.3)	—	—	—

Net periodic pension cost	$1.4	$4.1	$(0.2)	$7.2	$5.3	$6.3

The prior service costs reported in 2002, 2001 and 2000 were amortized on the straight-line basis over the average remaining service period of active participants. In 2002, 2001 and 2000, gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets were amortized over the average remaining service period of active participants.

Nonqualified Pension Plans

We provide certain key employees with additional pension benefits through several unfunded nonqualified pension plans. These plans, the Supplemental Executive Retirement Plan (SERP), the Supplemental Plan for Dresser, Inc. and the ERISA Excess Benefit Plan for Dresser, Inc., work in tandem with the Company’s qualified retirement plans and are designed to restore the benefits that are otherwise limited due to Internal Revenue Service limitations. The estimated liability for the nonqualified pension plans at December 31, 2002 and 2001, were $4.6 and $4.9 million, respectively and the related expenses were $0.7 million in 2002 and approximately $0.1 million for the period of April 10, 2001 through December 31, 2001. Prior to April 10, 2001 and in 2000, the amounts are included in the allocations made by Halliburton.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Other Postretirement Plans

We sponsor contributory and non-contributory postretirement medical and life insurance benefit plans to specific eligible employees, but we generally absorb the majority of the costs. We may elect to adjust the amount of employee contributions for these plans. Prior to the recapitalization, we had a salaried postretirement plan that was commingled with Halliburton. We have recorded allocated postretirement expense for this plan in 2000 and 2001 through the date preceding the recapitalization. Upon the recapitalization, we have assumed the obligation for this plan and have recorded it in our financial statements.

During 2002, there was a plan amendment on one of the plans which requires the retirees to begin paying contributions in order to access future healthcare benefits. This plan amendment effectively reduces our future obligation by approximately $4.2 million.

The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations as of our measurement date (October 31):

	2002	2001
	(in millions)
Change in benefit obligation
Benefit obligation at November 1	$190.5	$93.9
Service cost	1.7	1.9
Interest cost	13.1	12.4
Assumption of salaried plan upon recapitalization	—	49.1
Actuarial (gain) loss	(6.1)	39.7
Participant contributions	1.5	1.3
Plan amendment	(4.2)	—
Benefits paid	(11.6)	(7.8)

Benefit obligation at October 31	$184.9	$190.5

Change in plan assets
Fair value of plan assets at November 1	$—	$—
Employer contribution	10.1	6.5
Participant contributions	1.5	1.3
Benefits paid	(11.6)	(7.8)

Fair value of plan assets at October 31	$—	$—

Funded status plan assets less obligation	$184.9	$190.5
November/December contributions	(3.1)	(1.9)
Unrecognized net gain	(26.6)	(36.1)
Unrecognized prior service costs	39.0	39.5

Accrued benefit liability	$194.2	$192.0

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$194.2	$192.0
Current	12.1	11.0
Non-current	182.1	181.0

Weighted-average assumptions at measurement date:
Discount rate	7.0%	7.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	5.0%	5.0%

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

	2002	2001	2000
			(unaudited)
	(in millions)
Components of net periodic benefit cost at valuation date:
Service costs	$1.7	$1.9	$1.3
Interest costs	13.1	12.4	6.2
Amortization of prior service cost	(4.6)	(4.7)	(2.9)
Amortization of net loss (gain)	1.9	(0.4)	(0.1)
Amount allocated by Halliburton for commingled plan	—	1.8	2.0

Net periodic benefit cost	$12.1	$11.0	$6.5

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percent change in assumed healthcare cost trend rates would have the following effect:

	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement healthcare benefit costs for the year ended December 31, 2002	$0.8	$(0.6)

Effect on healthcare cost component of the postretirement benefit obligation at December 31, 2002	$8.9	$(6.5)

For measurement purposes, a 10% annual rate of increase in the per capita cost of coverage healthcare benefits was assumed in 2003. The rate was assumed to decrease gradually to 5% in 2008 and remain at that level.

19.    Segment Information:

We operate under three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. We believe these changes will better serve our customers. Although we still report under three reportable segments, the operating units that comprise each reportable segment have changed. Flow Control consists of all of the previous valve and actuator product lines with the addition of the instruments, meters, regulators, and piping specialties product lines. We have aggregated these product lines into this segment as we believe these product lines are similar in nature, have similar economic characteristics, serve the same type or class of customer and have similar distribution and production processes. Measurement systems primarily reflect the results of the retail fueling product line. Compression and power systems components have not changed and the segment continues to report the results of the natural gas and blower product lines. The prior period information has been restated to conform to the current year presentation.

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

Measurement Systems.    The measurement systems segment designs, manufactures and markets fuel dispensers, pumps, peripherals and point-of-sale systems and software for the retail fueling industry.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Compression and Power Systems.    The compression and power systems segment designs, manufactures and markets natural gas fueled engines used primarily in natural gas compression and power generation applications and rotary blowers and vacuum pumps.

We evaluate performance based on the operating income or loss from each business segment which excludes interest, other income (deductions) and income taxes. The accounting polices of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2.

	Flow Control	Measurements Systems	Compression and Power Systems	Reconciling Items, Including Corporate(2)	Total
	(in millions)
2002
Revenues(1)	$1,005.1	$310.9	$277.1	$(3.7)	$1,589.4
Operating income	68.5	23.6	17.0	(26.2)	82.9
Depreciation and amortization	25.0	5.1	12.0	1.0	43.1
Total assets	899.5	137.5	107.4	214.3	1,358.7
Capital expenditures	9.2	1.6	4.2	0.2	15.2
2001
Revenues(1)	$848.1	$343.1	$355.3	$(6.4)	$1,540.1
Operating income	77.1	22.3	51.1	(34.3)	116.2
Depreciation and amortization	34.5	7.0	12.4	0.5	54.4
Total assets	864.5	159.3	151.7	220.6	1,396.1
Capital expenditures	17.3	8.0	9.8	0.9	36.0
2000 (unaudited)
Revenues(1)	$790.3	$319.0	$301.2	$(8.1)	$1,402.4
Operating income	112.9	23.2	39.1	(37.2)	138.0
Depreciation and amortization	22.7	5.8	12.2	8.5	49.2
Total assets	725.8	149.3	146.1	131.1	1,152.3
Capital expenditures	14.2	5.2	7.9	—	27.3

(1)	Revenues for each operating segment include inter-segment revenues, which have been eliminated in “Reconciling Items, Including Corporate.” The presentation is consistent with management’s review of each operating segment.
(2)	Reconciling Items, Including Corporate revenue and operating income represents inter-segment eliminations and certain corporate overhead costs not allocated to each business segment. Reconciling Items, Including Corporate assets primarily consist of cash, deferred financing fees, prepaid and intangible pension costs and deferred tax assets.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following table presents information by geographic area for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
			(unaudited)
	(in millions)
Revenues
United States of America	$716.6	$766.2	$702.0
Canada and Latin America	254.7	248.7	199.5
Europe and Africa	385.9	318.4	284.9
Other	232.2	206.8	216.0

Total	$1,589.4	$1,540.1	$1,402.4

Long-lived assets
United States of America	$290.2	$309.0	$217.1
Canada and Latin America	26.9	29.3	21.8
Europe and Africa	316.9	295.3	248.8
Other	22.7	15.2	21.7

Total	$656.7	$648.8	$509.4

20.    Subsequent Event

We have entered into an agreement relating to the divestiture of a valve manufacturing operation located in Italy. Among other things, the divestiture is conditioned upon the approval of our board of directors and the ability of the purchaser to obtain financing. We expect to receive approximately $23.5 million in cash (plus the assumption of approximately $4.6 million in debt) and recognize a loss of approximately $4.0 million as a result of the transaction.

21.    Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the notes on a full and unconditional basis. The following supplemental financial information presents the balance sheets as of December 31, 2002 and 2001 and the statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2000, respectively. In the consolidating financial statements, the investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year information has been reclassified to conform to the current year presentation.

DRESSER, INC.

CONSOLIDATING BALANCE SHEETS

December 31, 2002

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$62.7	$0.5	$55.6	$—	$118.8
Restricted cash	7.5	—	—	—	7.5
Receivables	85.6	2.4	167.6	—	255.6
Inventories	135.3	15.1	149.6	—	300.0
Other current assets	8.0	0.1	7.2	—	15.3

Total current assets	299.1	18.1	380.0	—	697.2
Property, plant and equipment	137.0	0.2	71.7	—	208.9
Investments in consolidated subsidiaries	438.8	399.3	—	(838.1)	—
Investment in unconsolidated subsidiaries	0.1	—	7.2	—	7.3
Deferred financing fees and other assets	53.4	—	19.8	—	73.2
Prepaid and intangible pension assets	50.3	—	10.4	—	60.7
Deferred tax assets	—	—	4.7	—	4.7
Goodwill	112.8	23.8	163.9	—	300.5
Intangibles	2.0	—	4.2	—	6.2

Total assets	$1,093.5	$441.4	$661.9	$(838.1)	$1,358.7

LIABILITIES MANDATORILY REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts and notes payable	$68.8	$0.8	$118.9	$—	$188.5
Deferred revenue	11.8	—	7.1	—	18.9
Accrued expenses	43.9	1.8	74.6	—	120.3

Total current liabilities	124.5	2.6	200.6	—	327.7
Pension and other retiree benefit obligations	290.2	—	24.1	—	314.3
Long-term debt	959.8	—	3.5	—	963.3
Other liabilities	6.7	—	34.4	—	41.1
Commitments and contingencies

Total liabilities	1,381.2	2.6	262.6	—	1,646.4
Mandatorily redeemable common stock	7.9	—	—	—	7.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(295.6)	438.8	399.3	(838.1)	(295.6)

Total shareholders’ (deficit) equity	(295.6)	438.8	399.3	(838.1)	(295.6)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,093.5	$441.4	$661.9	$(838.1)	$1,358.7

DRESSER, INC.

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

DRESSER, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year December 31, 2002

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$984.6	$27.6	$711.6	$(134.4)	$1,589.4
Cost of revenues	739.6	22.3	538.2	(132.3)	1,167.8

Gross profit	245.0	5.3	173.4	(2.1)	421.6
Selling, engineering, administrative and general expenses	216.1	2.0	122.7	(2.1)	338.7

Operating income	28.9	3.3	50.7	—	82.9
Equity earnings of unconsolidated subsidiaries	0.1	—	3.4	—	3.5
Equity income of consolidated subsidiaries	39.6	37.5	—	(77.1)	—
Interest expense	(92.8)	(0.3)	(5.5)	—	(98.6)
Interest income	0.6	—	2.0	—	2.6
Other income (deductions), net	0.7	(0.9)	—	—	(0.2)

(Loss) income before taxes	(22.9)	39.6	50.6	(77.1)	(9.8)
Benefit (provision) for income taxes	(0.3)	—	(13.1)	—	(13.4)

Net (loss) income	$(23.2)	$39.6	$37.5	$(77.1)	$(23.2)

DRESSER, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year December 31, 2001

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$1,034.5	$—	$613.3	$(107.7)	$1,540.1
Cost of revenues	730.4	—	442.2	(93.4)	1,079.2

Gross profit	304.1	—	171.1	(14.3)	460.9
Selling, engineering, administrative and general expenses	241.8	0.4	116.8	(14.3)	344.7

Operating income	62.3	(0.4)	54.3	—	116.2
Equity earnings of unconsolidated subsidiaries	0.1	—	2.0	—	2.1
Equity income of consolidated subsidiaries	29.2	29.6	—	(58.8)	—
Interest expense	(59.0)	—	(9.6)	—	(68.6)
Interest income	1.0	—	2.1	—	3.1
Other (deductions), net	0.2	—	(0.7)	—	(0.5)

Income (loss) before taxes	33.8	29.2	48.1	(58.8)	52.3
Provision for income taxes	(78.6)	—	(18.5)	—	(97.1)

Net (loss) income	$(44.8)	$29.2	$29.6	$(58.8)	$(44.8)

DRESSER, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year December 31, 2000

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$934.1	$—	$567.1	$(98.8)	$1,402.4
Cost of revenues	663.9	—	394.1	(93.4)	964.6

Gross profit	270.2	—	173.0	(5.4)	437.8
Selling, engineering, administrative and general expenses	216.7	—	88.5	(5.4)	299.8

Operating income	53.5	—	84.5	—	138.0
Equity earnings of unconsolidated subsidiaries	0.2	—	0.6	—	0.8
Equity income of consolidated subsidiaries	55.9	55.9	—	(111.8)	—
Interest expense	—	—	(2.7)	—	(2.7)
Interest income	0.2	—	0.6	—	0.8
Other income, net	0.3	—	7.9	—	8.2

Income (loss) before taxes	110.1	55.9	90.9	(111.8)	145.1
Provision for income taxes	(31.4)	—	(35.0)	—	(66.4)

Net income (loss)	$78.7	$55.9	$55.9	$(111.8)	$78.7

DRESSER, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(23.2)	$39.6	$37.5	$(77.1)	$(23.2)
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation and amortization	28.5	—	14.6	—	43.1
Equity earnings of consolidated affiliates	(39.6)	(37.5)	—	77.1	—
Equity earnings of unconsolidated affiliates	(0.1)	—	(3.4)	—	(3.5)
Loss on repayment of debt	15.4	—	—	—	15.4
Amortization of deferred financing fees	4.9	—	—	—	4.9
Deferred taxes	—	—	(2.4)		(2.4)
Other, net	80.0	5.5	17.4	—	102.9

Net cash provided by operating activities	65.9	7.6	63.7	—	137.2
Cash flows from investing activities:
Asset acquisitions	(21.4)	—	—	—	(21.4)
Capital expenditures	(10.1)	—	(5.1)	—	(15.2)

Net cash used in investing activities	(31.5)	—	(5.1)	—	(36.6)
Cash flows from financing activities:
Changes in intercompany activity	(48.3)	—	48.3	—	—
Proceeds from the issuance of long term debt	256.3	—	—	—	256.3
Repayment of long-term debt (including current portion)	(209.4)	(7.1)	(97.4)	—	(313.9)
Changes in restricted cash	(7.5)	—	—	—	(7.5)
Decrease in short-term notes payable	—	—	(24.0)	—	(24.0)
Payment of deferred financing fees	(8.2)	—	(0.1)	—	(8.3)
Proceeds from the issuance of stock	10.0	—	—	—	10.0

Net cash used in financing activities	(7.1)	(7.1)	(73.2)	—	(87.4)
Effect of translation adjustments on cash	—	—	3.9	—	3.9
Net increase (decrease) in cash and equivalents	27.3	0.5	(10.7)	—	17.1
Cash and equivalents, beginning of period	35.4	—	66.3	—	101.7

Cash and equivalents, end of period	$62.7	$0.5	$55.6	$—	$118.8

DRESSER, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(44.8)	$29.2	$29.6	$(58.8)	$(44.8)
Adjustments to reconcile net (loss) income to cash flows provided by (used in) operating activities:
Depreciation and amortization	28.4	—	26.0	—	54.4
Equity earnings of consolidated affiliates	(29.2)	(29.6)	—	58.8	—
Equity earnings of unconsolidated affiliates	(0.1)	—	(2.0)	—	(2.1)
Amortization of deferred financing fees	6.9	—	—	—	6.9
Deferred taxes	78.0	—	(0.4)	—	77.6
Other, net	102.0	0.4	(100.2)	—	2.2

Net cash provided by (used in) operating activities	141.2	—	(47.0)	—	94.2
Cash flows from investing activities:
Recapitalization transaction	(1,296.3)	—	—	—	(1,296.3)
Asset acquisitions	(35.6)	—	—	—	(35.6)
Capital expenditures	(27.6)	—	(8.4)	—	(36.0)
Other	—	—	6.4	—	6.4

Net cash used in investing activities	(1,359.5)	—	(2.0)	—	(1,361.5)
Cash flows from financing activities:
Changes in intercompany activity	—	—	(4.1)	—	(4.1)
Proceeds from the issuance of long term debt	920.0	—	100.0	—	1,020.0
Repayment of long-term debt (including current portion)	(6.4)	—	(2.9)	—	(9.3)
Decrease in short-term notes payable	—	—	9.7	—	9.7
Payment of deferred financing fees	(62.7)	—	—	—	(62.7)
Proceeds from the issuance of stock	405.8	—	—	—	405.8
Equity issuance costs	(8.6)	—	—	—	(8.6)

Net cash provided by financing activities	1,248.1	—	102.7	—	1,350.8
Effect of translation adjustments on cash	—	—	(1.6)	—	(1.6)
Net increase in cash and equivalents	29.8	—	52.1	—	81.9
Cash and equivalents, beginning of period	5.6	—	14.2	—	19.8

Cash and equivalents, end of period	$35.4	$—	$66.3	$—	$101.7

DRESSER, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2000

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$78.7	$55.9	$55.9	$(111.8)	$78.7
Adjustments to reconcile net income to cash flow provided by operating activities:
Depreciation and amortization	38.2	—	11.0	—	49.2
Equity earnings of consolidated affiliates	(55.9)	(55.9)	—	111.8	—
Equity earnings of unconsolidated affiliates	(0.2)	—	(0.6)	—	(0.8)
Other, net	(8.0)	—	(27.5)	—	(35.5)

Net cash provided by operating activities	52.8	—	38.8	—	91.6
Cash flows from investing activities:
Asset acquisitions	(1.7)	—	—	—	(1.7)
Capital expenditures	(18.6)	—	(8.7)	—	(27.3)
Other	0.1	—	—	—	0.1

Net cash used in investing activities	(20.2)	—	(8.7)	—	(28.9)
Cash flows from financing activities:
Changes in intercompany activity	(42.3)	—	(73.8)	—	(116.1)
Decrease in short-term notes payable	—	—	10.6	—	10.6
Proceeds from the issuance of long term debt	13.8	—	5.4	—	19.2

Net cash used in financing activities	(28.5)	—	(57.8)	—	(86.3)
Effect of translation adjustments on cash	—	—	9.7	—	9.7
Net increase (decrease) in cash and equivalents	4.1	—	(18.0)	—	(13.9)
Cash and equivalents, beginning of period	1.5	—	32.2	—	33.7

Cash and equivalents, end of period	$5.6	$—	$14.2	$—	$19.8

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off Net of Recoveries	Balance at End of Period
For the year ended December 31, 2002
Allowance for doubtful accounts	$5.4	$3.3	$0.6	$(0.4)	$8.9
Valuation allowance for deferred tax assets	262.1	19.2	9.9	—	291.2
Excess and obsolete inventory reserves	35.1	12.3	7.6	(10.5)	44.5
For the year ended December 31, 2001
Allowance for doubtful accounts	5.4	1.2	—	(1.2)	5.4
Valuation allowance for deferred tax assets	6.3	75.5	180.3	—	262.1
Excess and obsolete inventory reserves	32.1	5.1	2.7	(4.8)	35.1
For the year ended December 31, 2000 (unaudited)
Allowance for doubtful accounts	5.6	0.7	—	(0.9)	5.4
Valuation allowance for deferred tax assets	6.3	—	—	—	6.3
Excess and obsolete inventory reserves	$29.9	$8.4	$0.3	$(6.5)	$32.1