Form 10-Q
period 2003-03-31
DRESSER INC
filed 2003-12-12
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of common stock (par value $0.01 per share) as of December 4, 2003 was 1,000.

DRESSER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRESSER, INC.

Condensed Consolidated Statements of Operations

(in millions)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$371.4	$384.8
Cost of revenues	271.5	272.2

Gross profit	99.9	112.6

Selling, engineering, administrative and general expenses	88.6	73.4

Operating income	11.3	39.2

Equity earnings of unconsolidated subsidiaries	0.8	0.7
Interest expense	(20.4)	(33.8)
Interest income	1.3	0.7
Other income (deductions), net	3.1	(0.2)

(Loss) income before taxes	(3.9)	6.6

Provision for income taxes	(2.2)	(4.4)

Net (loss) income	$(6.1)	$2.2

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Balance Sheets

(in millions, except share information)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$123.9	$118.8
Restricted cash	—	7.5
Receivables	284.3	255.6
Inventories	299.5	300.0
Other current assets	16.3	15.3

Total current assets	724.0	697.2

Property, plant and equipment	202.0	208.9
Investments in unconsolidated subsidiaries	8.8	7.3
Deferred financing fees and other assets	60.7	73.2
Prepaid and intangible pension assets	60.7	60.7
Deferred tax assets	4.7	4.7
Goodwill	302.8	300.5
Intangibles	12.6	6.2

Total assets	$1,376.3	$1,358.7

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts and notes payable	$186.8	$188.5
Deferred revenue	23.6	18.9
Accrued expenses	144.8	120.3

Total current liabilities	355.2	327.7

Pension and other retiree benefit obligations	321.3	314.3
Long-term debt	960.2	963.3
Other liabilities	28.7	41.1

Commitments and contingencies

Total liabilities	1,665.4	1,646.4

Mandatorily redeemable common stock	7.9	7.9

Shareholders’ deficit:
Common stock, $0.01 par value; issued and outstanding: 1,000 in 2003 and 2002	—	—
Capital in excess of par value	447.5	447.2
Dividends in excess of net book value	(595.8)	(595.8)
Accumulated deficit	(74.1)	(68.0)
Accumulated other comprehensive loss	(74.6)	(79.0)

Total shareholders’ deficit	(297.0)	(295.6)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,376.3	$1,358.7

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(6.1)	$2.2
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Depreciation and amortization	10.5	10.9
Equity earnings of unconsolidated affiliates	(0.8)	(0.7)
Loss on repayment of debt	0.1	12.9
Impairment of assets	4.4	—
Other changes, net:
Receivables	(15.4)	(6.8)
Inventories	9.5	6.0
Accounts payable	(3.5)	(5.3)
Other	25.6	(13.5)

Net cash provided by operating activities	24.3	5.7

Cash flows from investing activities:
Asset acquisitions	(15.4)	—
Capital expenditures	(1.9)	(4.8)

Net cash used in investing activities	(17.3)	(4.8)
Cash flow from financing activities:
Proceeds from the issuance of long-term debt	—	256.3
Repayment of long-term debt (including current portion)	(7.5)	(254.0)
Decrease in short-term notes payable	(2.5)	(0.9)
Payment of deferred financing fees	—	(6.5)
Decrease in restricted cash	7.5

Net cash used in financing activities	(2.5)	(5.1)

Effect of translation adjustments on cash	0.6	(0.5)

Net increase (decrease) in cash and equivalents	5.1	(4.7)
Cash and equivalents, beginning of period	118.8	101.7

Cash and equivalents, end of period	$123.9	$97.0

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$7.0	$15.5
Income taxes	3.0	2.0

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Basis of Presentation

Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc. under the laws of the state of Delaware. Its certificate of incorporation was amended and restated on April 9, 2001 and again on July 3, 2002. As used in this report, the terms “Dresser,” “the Company,” “we” or “us” refer to Dresser, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

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

On July 3, 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. The former direct shareholders of Dresser collectively hold all of the shares of Dresser, Ltd. in proportion to their prior direct ownership interests in Dresser. Dresser Holdings, Inc. and Dresser Holdings, Ltd., have no assets or liabilities, other than common stock holdings of Dresser and Dresser Holdings, Inc., respectively, conduct no operations outside of Dresser and have no transactions to date other than those incidental to their formation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Note 2. Stock-based compensation

We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our stock based plans. No stock-based compensation has been reflected in net income. The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended March 31, 2003 and 2002, respectively.

	March 31, 2003	March 31, 2002
	(in millions)
Net (loss) income as reported	$(6.1)	$2.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(0.3)	(0.3)

Pro forma net (loss) income	$(6.4)	$1.9

Note 3. Restructuring and Other Exit Activities

During 2002 and 2003, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. We adopted SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” in 2002 and have recognized costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

We incurred $7.2 million of restructuring charges for the three months ended March 31, 2003. Restructuring charges of $0.1 million and $7.1 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, in our condensed consolidated statement of operations.

In the first quarter of 2003, we decided to (1) consolidate a valve operation in Germany (“EDG”) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate a retail fueling dispenser manufacturing operation in Germany into an

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

existing facility in Sweden, (4) consolidate certain flow control operations in Houston, Texas into a new facility, and (5) continue a reduction in our workforce. The costs incurred associated with these actions are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 3/31/2003
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$—	$—	$0.4
Write-down of fixed assets	0.1	—	(0.1)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate Shelton operations
Termination benefits	0.2	(0.1)	—	0.1
Other exit activities	0.1	(0.1)	—	—
Consolidate German manufacturing operations
Termination benefits	3.9	—	—	3.9
Write-down of fixed assets	0.6	—	(0.6)	—
Houston Consolidation
Write-down of fixed assets	1.3	—	(1.3)	—
Company wide reduction in force
Termination benefits	0.5	(0.1)	—	0.4

Total	$7.2	$(0.4)	$(2.0)	$4.8

The following table details the 2003 restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 3/31/2003
	(in millions)
Flow Control	$2.2	$(0.3)	$(1.4)	$0.5
Measurement Systems	4.9	—	(0.6)	4.3
Compression and Power Systems	0.1	(0.1)	—	—

Total	$7.2	$(0.4)	$(2.0)	$4.8

In connection with the activities in the first quarter of 2003, we incurred certain restructuring charges related to termination benefits. We anticipate a workforce reduction of approximately 771 employees, of which approximately 100 had been terminated through March 31, 2003. During the remainder of 2003, we expect to incur approximately $9.1 million in additional expenses for these 2003 initiatives.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) initialize a company wide reduction in our workforce. In 2002, we incurred $6.0 million in expenses related to these activities. During 2003, we revised these costs by $0.1 million. In connection with these 2002 activities,

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

we incurred certain restructuring charges related to termination benefits for approximately 295 employees. Accrued liabilities at March 31, 2003 related to the 2002 restructuring initiatives are as follows:

Description	Accrued at 12/31/2002	Cash Payments	Changes in Estimates	Accrued at 3/31/03
	(in millions)
Discontinuation of several product lines
Termination benefits	$0.4	$(0.4)	$—	$—
Company wide reduction in force
Termination benefits	1.9	(1.4)	—	0.5

Total	$2.3	$(1.8)	$—	$0.5

Note 4. Business Segment Information

We operate under three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. We believe these changes will better serve our customers. Although we still report under three reportable segments, the operating units that comprise each reportable segment have changed. Flow control consists of all of the previous valve and actuator product lines with the addition of the instruments, meters, regulators, and piping specialties product lines. Our measurement systems segment primarily reports the results of the retail fueling product line. Compression and power systems components have not changed and the segment continues to report the results of the natural gas and blower product lines.

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The table below presents revenues and operating income by segment. The prior period information has been restated to conform to the current year presentation.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Revenues:
Flow Control	$227.5	245.3
Measurement Systems	75.0	66.6
Compression and Power Systems	70.2	74.0
Reconciling Items, Including Corporate	(1.3)	(1.1)

Total	$371.4	$384.8

Operating income:
Flow Control	$11.0	$33.9
Measurement Systems	(0.7)	1.8
Compression and Power Systems	7.6	7.8
Reconciling Items, Including Corporate	(6.6)	(4.3)

Total	$11.3	$39.2

Note 5. Receivables

Accounts receivable are stated at their estimated net realizable value. Included in receivables are notes receivable of $3.4 million and $7.9 million as of March 31, 2003 and December 31, 2002, respectively. Allowances for doubtful accounts of $10.5 million and $8.9 million as of March 31, 2003 and December 31, 2002, respectively, are netted in the receivable balance.

Note 6. Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (LIFO) method. All other inventories are valued on a first-in, first-out (FIFO) basis.

Inventories on a LIFO method represented $37.0 million and $49.3 million of our inventories as of March 31, 2003 and December 31, 2002, respectively. The excess of FIFO over LIFO costs as of March 31, 2003 and December 31, 2002, were $70.2 million and $70.2 million, respectively. Inventories are summarized as follows:

	March 31, 2003	December 31, 2002
	(in millions)
Finished products and parts	$200.2	$201.0
In-process products and parts	97.8	95.4
Raw materials and supplies	68.1	70.2

Total inventory	$366.1	$366.6
Less:
LIFO reserve and full absorption	(66.6)	(66.6)

Inventories	$299.5	$300.0

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Note 7. Acquisitions

In March 2003, we acquired certain assets of Tokheim North America and its MSI business unit for cash consideration of $15.0 million and assumed liabilities; as a result, we recorded approximately $6.0 million in intangible assets. The intangible assets are amortized over five years on an accelerated basis and are included in our measurement systems segment. In addition, we incurred approximately $3.4 million of acquisition costs related to the portions of the business not acquired.

Note 8. Debt

In March 2002, we issued an additional $250 million of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% and accrued interest from October 15, 2001. We recorded a $6.3 million premium which is amortized over the term of the notes, and recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. This repayment significantly reduced the principal balances of the Tranche A term loans. As a result, we recorded a loss of $12.9 million, which represented a write-off of an allocable portion of the unamortized debt issuance costs. This loss has been reflected in interest expense in our condensed consolidated financial statements.

In March 2002, we also obtained an amendment to the credit facility that among other things increased the amount by which the Tranche B term loan can be increased from $95 million to $195 million.

As a condition of the third amendment to our credit facility in December 2002, we deposited $7.5 million in a segregated account with the administrative agent of our credit facility during 2002. Those funds were applied, at our option, to our Tranche B term loan on January 10, 2003. As a result of this prepayment, we wrote off an allocable portion of unamortized deferred financing charges of approximately $0.1 million in the first quarter of 2003.

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Under the indenture that governs our senior subordinated notes, certain covenants require that we furnish to all holders of the notes all quarterly and annual financial information required to be contained in a filing with the SEC on Forms 10-Q and 10-K within the time period specified in the SEC’s rules and regulations. In 2002, we determined that our 2001 financial statements, which had been previously been audited by Arthur Andersen LLP (“Andersen”), needed to be restated and re-audited, which resulted in a delay in the filing of our annual report on Form 10-K for 2002 and our quarterly reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003.

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

Capital leases

In March 2003, we entered into a lease for certain software licenses related to our enterprise-wide reporting, or ERP, system, and as a result, we incurred a capital lease obligation of $5.5 million which is included in our total debt.

Interest Rate Swaps

In March 2003, we terminated a fair value interest rate swap; this swap was not eligible to receive accounting treatment as a hedge. The interest rate swap had a notional amount of $100.0 million and was scheduled to mature in October 2003. Under the interest rate swap agreement, we received a fixed interest rate of 9.375% and paid a variable rate of LIBOR plus 6.20%. As a result of the termination, we received cash proceeds of $1.6 million

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Note 9. Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Net (loss) income	$(6.1)	$2.2
Other comprehensive income
Foreign currency translation adjustment	3.9	(0.7)
Unrealized gain (loss) on derivative instruments	0.5	(0.5)

Comprehensive (loss) income	$(1.7)	$1.0

Note 10. Commitments and Contingencies

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Note 11. Accrued Warranties

We offer warranties on the sale of certain of our products and we record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following shows the activity of our warranty accrual for the three months ended March 31, 2003:

Three Months Ended March 31, 2003
(in millions)
Balance at the beginning of the period	$18.9
Accruals for warranties issued during the period	3.5
Accruals related to pre-existing warranties	2.0
Settlements made (in cash or in kind) during the period	(4.0)

Balance at the end of the period	$20.4

Note 12. Recent Accounting Pronouncements

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Note 13. Subsequent Events

We have entered into an agreement relating to the divestiture of a valve manufacturing operation located in Italy. Among other things, the divestiture is conditioned upon the approval of our board of directors and the ability of the purchaser to obtain financing. We expect to receive approximately $23.5 million in cash (plus the assumption of approximately $4.6 million in debt) and recognize a loss of approximately $4 million as a result of the transaction.

Note 14. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, certain of our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheets as of March 31, 2003 and December 31, 2002 and the statements of operations and cash flows for the three months ended March 31, 2003 and 2002, respectively. In the condensed consolidating financial statements, investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$72.4	$(0.1)	$51.6	$—	$123.9
Receivables	122.5	2.7	159.1	—	284.3
Inventories	141.3	14.5	143.7	—	299.5
Other current assets	7.8	0.1	8.4	—	16.3

Total current assets	344.0	17.2	362.8	—	724.0

Property, plant and equipment	131.1	0.2	70.7	—	202.0
Investments in consolidated subsidiaries	439.3	399.3	—	(838.6)	—
Investment in unconsolidated subsidiaries	0.5	—	8.3	—	8.8
Deferred financing fees and other assets	41.4	—	19.3	—	60.7
Prepaid and intangible pension assets	50.3	—	10.4	—	60.7
Deferred tax assets	—	—	4.7	—	4.7
Goodwill	105.0	23.8	174.0	—	302.8
Intangibles	7.6	—	5.0	—	12.6

Total assets	$1,119.2	$440.5	$655.2	$(838.6)	$1,376.3

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts and notes payable	$74.8	$0.9	$111.1	$—	$186.8
Deferred revenue	13.6	—	10.0	—	23.6
Accrued expenses	66.3	0.3	78.2	—	144.8

Total current liabilities	154.7	1.2	199.3	—	355.2

Pension and other retiree benefit obligations	296.0	—	25.3	—	321.3
Long-term debt	955.7	—	4.5	—	960.2
Other liabilities	1.9	—	26.8	—	28.7
Commitments and contingencies

Total liabilities	1,408.3	1.2	255.9	—	1,665.4

Mandatorily redeemable common stock	7.9	—	—	—	7.9

Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(297.0)	439.3	399.3	(838.6)	(297.0)

Total shareholders’ (deficit) equity	(297.0)	439.3	399.3	(838.6)	(297.0)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,119.2	$440.5	$655.2	$(838.6)	$1,376.3

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

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

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$229.4	$8.0	$157.3	$(23.3)	$371.4
Cost of revenues	173.2	6.6	114.9	(23.2)	271.5

Gross profit	56.2	1.4	42.4	(0.1)	99.9
Selling, engineering, administrative and general expenses	61.0	0.5	27.2	(0.1)	88.6

Operating (loss) income	(4.8)	0.9	15.2	—	11.3
Equity earnings of unconsolidated subsidiaries	—	—	0.8	—	0.8
Equity earnings of consolidated subsidiaries	18.7	17.8	—	(36.5)	—
Interest expense	(20.3)	—	(0.1)	—	(20.4)
Interest income	—	—	1.3	—	1.3
Other income, net	0.4	—	2.7	—	3.1

(Loss) income before taxes	(6.0)	18.7	19.9	(36.5)	(3.9)
Provision for income taxes	(0.1)	—	(2.1)	—	(2.2)

Net (loss) income	$(6.1)	$18.7	$17.8	$(36.5)	$(6.1)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2002

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$247.1	$—	$165.3	$(27.6)	$384.8
Cost of revenues	178.8	—	120.9	(27.5)	272.2

Gross profit	68.3	—	44.4	(0.1)	112.6
Selling, engineering, administrative and general expenses	47.3	—	26.2	(0.1)	73.4

Operating income	21.0	—	18.2	—	39.2
Equity earnings of unconsolidated subsidiaries	—	—	0.7	—	0.7
Equity earnings of consolidated subsidiaries	12.2	12.2	—	(24.4)	—
Interest expense	(31.0)	—	(2.8)	—	(33.8)
Interest income	0.2	—	0.5	—	0.7
Other income, net	0.1	—	(0.3)	—	(0.2)

Income (loss) before taxes	2.5	12.2	16.3	(24.4)	6.6
Provision for income taxes	(0.3)	—	(4.1)	—	(4.4)

Net income (loss)	$2.2	$12.2	$12.2	$(24.4)	$2.2

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(6.1)	$18.7	$17.8	$(36.5)	$(6.1)
Adjustments to reconcile net (loss) income to cash flows provided by (used in) operating activities:
Depreciation and amortization	6.8	—	3.7	—	10.5
Equity earnings of unconsolidated affiliates	—	—	(0.8)	—	(0.8)
Equity earnings of consolidated affiliates	(18.7)	(17.8)	—	36.5	—
Loss on repayment of debt	0.1	—	—	—	0.1
Impairment of assets	1.5	—	2.9	—	4.4
Other changes, net	24.4	(1.5)	(6.7)	—	16.2

Net cash provided by (used in) operating activities	8.0	(0.6)	16.9	—	24.3
Cash flows from investing activities:
Asset acquisitions	(15.4)	—	—	—	(15.4)
Capital expenditures	(0.8)	—	(1.1)	—	(1.9)

Net cash used in investing activities	(16.2)	—	(1.1)	—	(17.3)
Cash flows from financing activities:
Changes in intercompany activity	17.9	—	(17.9)	—	—
Proceeds from the issuance of long-term debt	—	—	—	—	—
Repayment of debt (including current portion)	(7.5)	—	—	—	(7.5)
Decrease in short-term notes payable	—	—	(2.5)	—	(2.5)
Payment of deferred financing fees	—	—	—	—	—
Decrease in restricted cash	7.5	—	—	—	7.5

Net cash provided by (used in) financing activities:	17.9	—	(20.4)	—	(2.5)
Effect of translation adjustments on cash	—	—	0.6	—	0.6
Net increase (decrease) in cash and equivalents	9.7	(0.6)	(4.0)	—	5.1
Cash and equivalents, beginning of period	62.7	0.5	55.6	—	118.8

Cash and equivalents, end of period	$72.4	$(0.1)	$51.6	$—	$123.9

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2002

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$2.2	$12.2	$12.2	$(24.4)	$2.2
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	7.2	—	3.7	—	10.9
Loss on repayment of debt	12.9	—	—	—	12.9
Equity earnings of unconsolidated affiliates	—	—	(0.7)	—	(0.7)
Equity earnings of consolidated affiliates	(12.2)	(12.2)	—	24.4	—
Other changes, net	(3.2)	—	(16.4)	—	(19.6)

Net cash provided by (used in) operating activities	6.9	—	(1.2)	—	5.7
Cash flows from investing activities:
Capital expenditures	(3.8)	—	(1.0)	—	(4.8)

Net cash used in investing activities	(3.8)	—	(1.0)	—	(4.8)
Cash flows from financing activities:
Changes in intercompany activity	(74.8)	—	74.8	—	—
Proceeds from the issuance of long term debt	256.3	—	—	—	256.3
Repayment of debt (including current portion)	(158.0)	—	(96.0)	—	(254.0)
Decrease in short-term notes payable	—	—	(0.9)	—	(0.9)
Payment of deferred financing fees	(6.3)	—	(0.2)	—	(6.5)

Net cash provided by (used in) financing activities	17.2	—	(22.3)	—	(5.1)
Effect of translation adjustments on cash	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash and equivalents	20.3	—	(25.0)	—	(4.7)
Cash and equivalents, beginning of period	35.4	—	66.3	—	101.7

Cash and equivalents, end of period	$55.7	$—	$41.3	$—	$97.0

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including bad debts, inventories, long-lived tangible and intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our annual report on Form 10-K for the year ended December 31, 2002, we identified and disclosed critical accounting policies, which included reserves of uncollectible accounts receivable, inventory reserves, impairment of long-lived assets and goodwill, product warranties, income taxes, other contingencies and pension and other post retirement benefit obligations. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies and have determined that those critical policies remain and have not changed since December 31, 2002.

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers including major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the three months ended March 31, 2003, consisted of North America (52.7%), Europe/Africa (26.0%), Latin America (5.2%), Asia (10.6%) and the Middle East (5.5%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the three months ended March 31, 2003, we generated revenues of $371.4 million, operating income of $11.3 million and net loss of $6.1 million.

Market Forces; Outlook

Our product offerings include valves, instruments, meters, natural gas fueled engines, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products, and in other general industrial applications.

Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth, rate of industrialization and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, gas compression companies, pipeline companies, power generation companies and petrochemical processing plants and customers’ access to capital. Energy demand and the level of oil and gas prices affect all of these activities and is a significant factor in determining our primary customers’ level of cash flow.

Flow Control—The first quarter of 2003 was impacted by reduced volume in our on/off valves product line, a weak natural gas distribution market, a slowdown in new construction and aftermarket sales in our pressure relief valve business and soft market conditions in our non-energy related business; all of which negatively impacted our results in this segment. However we did see increased international project activity in our on/off product line resulting in increased bookings for the first quarter of 2003 as compared to 2002.

Measurement Systems—The segment was positively impacted in the first quarter of 2003, by the acquisition of the North American assets of Tokheim in March 2003. In the second quarter we will continue the integration of these assets in our retail fueling business and anticipate seeing improved results.

Compression and Power Systems—The first quarter of 2003 was impacted by the continued decline in demand for our gas compression equipment, but we were able to negate the impact that the reduced sales volume had on our operating income by reducing costs. However, on May 1, 2003, our collective bargaining agreement at our Waukesha, Wisconsin manufacturing plant expired, and a labor strike commenced on May 2, 2003 which resulted in a negative impact in our results of operations in the second and third quarter of 2003.

We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow. The continuation of re-engineering, plant consolidations and the implementation of a new enterprise-wide reporting, or ERP, system is critical to achieving these improvements. We have incurred and may continue to incur significant costs to implement these initiatives. See “—Restructuring and Other Exit Activities” for a detail of these activities.

Restructuring and Other Exit Activities

During 2002 and 2003, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. We adopted SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” in 2002 and have recognized costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

We incurred $7.2 million of restructuring charges for the three months ended March 31, 2003. Restructuring charges of $0.1 million and $7.1 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, in our condensed consolidated statement of operations.

In the first quarter of 2003, we decided to: (1) consolidate a valve operation in Germany (“EDG”) into an existing facility in Italy; (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut; (3) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden; (4) consolidate certain flow control operations in Houston, Texas into a new facility; and (5) continue a reduction in our workforce. The costs incurred associated with these actions are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 3/31/2003
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$—	$—	$0.4
Write-down of fixed assets	0.1	—	(0.1)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate Shelton operations
Termination benefits	0.2	(0.1)	—	0.1
Other exit activities	0.1	(0.1)	—	—
Consolidate German manufacturing operations
Termination benefits	3.9	—	—	3.9
Write-down of fixed assets	0.6	—	(0.6)	—
Houston Consolidation
Write-down of fixed assets	1.3	—	(1.3)	—
Company wide reduction in force
Termination benefits	0.5	(0.1)	—	0.4

Total	$7.2	$(0.4)	$(2.0)	$4.8

The following table details the 2003 restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 3/31/03
	(in millions)
Flow Control	$2.2	$(0.3)	$(1.4)	$0.5
Measurement Systems	4.9	—	(0.6)	4.3
Compression and Power Systems	0.1	(0.1)	—	—

Total	$7.2	$(0.4)	$(2.0)	$4.8

In connection with the activities in the first quarter of 2003, we incurred certain restructuring charges related to termination benefits. We anticipate a workforce reduction of approximately 771 employees, of which approximately 100 had been terminated through March 31, 2003. During the remainder of 2003, we expect to incur approximately $9.1 million in additional expenses for these 2003 initiatives.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) initialize a company wide reduction in our workforce. In 2002, we incurred $6.0 million in expenses related to these activities. During 2003, we revised these costs by $0.1 million. In connection with these 2002 activities, we incurred certain restructuring charges related to termination benefits for approximately 295 employees. Accrued liabilities at March 31, 2003 related to the 2002 restructuring initiatives are as follows:

Description	Accrued at 12/31/2002	Cash Payments	Changes in Estimates	Accrued at 3/31/2003
	(in millions)
Discontinuation of several product lines
Termination benefits	$0.4	$(0.4)	$—	$—
Company wide reduction in force
Termination benefits	1.9	(1.4)	—	0.5

Total	$2.3	$(1.8)	$—	$0.5

Results of Operations

The following table presents selected financial information regarding each of our segments for the three months ended March 31, 2003 and 2002, respectively. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. We believe these changes will better serve our customers. Although we still report under three reportable segments, the operating units that comprise each reportable segment have changed. The prior year information has been restated to conform to the current year presentation.

	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	Change	% Change
	(in millions)
Revenues:
Flow Control	$227.5	$245.3	$(17.8)	(7.3)%
Measurement Systems	75.0	66.6	8.4	12.6%
Compression and Power Systems	70.2	74.0	(3.8)	(5.1)%
Reconciling Items, Including Corporate	(1.3)	(1.1)	(0.2)	18.2%

Total	$371.4	$384.8	$(13.4)	(3.5)%

Gross profit:
Flow Control	$65.0	$77.1	$(12.1)	(15.7)%
Measurement Systems	16.3	15.7	0.6	3.8%
Compression and Power Systems	18.6	20.1	(1.5)	(7.5)%
Reconciling Items, Including Corporate	—	(0.3)	0.3	(100.0)%

Total	$99.9	$112.6	$(12.7)	(11.3)%

Selling, engineering, administrative and general expenses:
Flow Control	$54.0	$43.2	$10.8	25.0%
Measurement Systems	17.0	13.9	3.1	22.3%
Compression and Power Systems	11.0	12.3	(1.3)	(10.6)%
Reconciling Items, Including Corporate	6.6	4.0	2.6	65.0%

Total	$88.6	$73.4	$15.2	20.7%

Operating income:
Flow Control	$11.0	$33.9	$(22.9)	(67.6)%
Measurement Systems	(0.7)	1.8	(2.5)	(138.9)%
Compression and Power Systems	7.6	7.8	(0.2)	(2.6)%
Reconciling Items, Including Corporate	(6.6)	(4.3)	(2.3)	53.5%

Total	$11.3	$39.2	$(27.9)	(71.2)%

Depreciation and amortization:
Flow Control	$5.9	$6.3	$(0.4)	(6.3)%
Measurement Systems	1.5	1.3	0.2	15.4%
Compression and Power Systems	2.8	3.3	(0.5)	(15.2)%
Reconciling Items, Including Corporate	0.3	—	0.3	—

Total	$10.5	$10.9	$(0.4)	(3.7)%

Bookings:
Flow Control	$276.5	$251.5	$25.0	9.9%
Measurement Systems	67.3	64.0	3.3	5.2%
Compression and Power Systems	71.4	69.2	2.2	3.2%

Total	$415.2	$384.7	$30.5	7.9%

	March 31,
	2003	2002
	(in millions)
Backlog:
Flow Control	$309.8	$339.1
Measurement Systems	40.3	49.4
Compression and Power Systems	41.4	47.9
Reconciling Items, Including Corporate	—	(3.1)

Total	$391.5	$433.3

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002

Consolidated

Revenues. Revenues were $371.4 million and $384.8 million for the three months ended March 31, 2003 and 2002, respectively. This was a decrease of $13.4 million, or 3.5%. Positive increases from our measurement segment due to the Tokheim asset purchase were offset by decreases in our flow control segment and our compression and power systems segment. The decline in our flow control segment was impacted by lower sales volume in our on/off product line and reduced demand in our piping specialties and metering business. The decline in this segment was somewhat offset by positive growth from our control valve product line. The decline in our compression and power systems segment was driven by decreased sales of gas compression equipment.

Cost of revenues. Cost of revenues as a percentage of revenues were 73.1% and 70.7% for the three months ended March 31, 2003 and 2002 respectively. Our cost of revenues was impacted by a reduction in sales of our high margin gas compression equipment. In addition, a reduction in sales volume and demand impacted all of our product lines in our flow control segment, except for our control valve product line. Our control valve product line was positively impacted by a more favorable mix with an increase of higher margin sales for maintenance and repair operations.

Gross Profit. Gross profit was $99.9 million and $112.6 million for the three months ended March 31, 2003 and 2002, respectively. As a percentage of revenues, gross profit decreased to 26.9% in 2003 from 29.3% in 2002, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses were $88.6 million and $73.4 million for the three months ended March 31, 2003 and 2002, respectively. This was an increase of $15.2 million or 20.7%. During the first quarter, we incurred approximately $7.1 million in restructuring charges, as previously discussed. In addition, we incurred approximately $3.4 million of acquisition costs associated with parts of the Tokheim businesses not acquired and $2.4 million in software costs which were impaired as a result of our decision to implement a new ERP system. As a percentage of revenues, these costs rose to 23.9% of revenues in 2003 from 19.1% of revenues in 2002.

Operating Income. Operating income was $11.3 million and $39.2 million for the three months ended March 31, 2003 and 2002, respectively. This was a decrease of $27.9 million or 71.2%. As discussed above, our operating income was impacted primarily by reduced sales volume particularly in our high margin gas compression equipment, restructuring expenses, impairment of certain assets as a result of the restructuring, costs related to acquisitions, and the impairment of software.

Interest Expense. Interest expense was $20.4 million and $33.8 million for the three months ended March 31, 2003 and 2002, respectively. This is was a decrease of $13.4 million or 39.6%. This variance was primarily a result of a charge taken in the first quarter of 2002 for the write-off of unamortized deferred financing fees. In the first quarter of 2002, we made a substantial prepayment on our Tranche A term loan. As a result, we wrote off $12.9 million of unamortized deferred financing fees. During 2003, we recorded a $0.1 million charge related to unamortized deferred financing fees as a result of the optional prepayment on our Tranche B term loan.

Provision for income taxes. Provision for income taxes was $2.2 million and $4.4 million for the three months ended March 31, 2003 and 2002, respectively. The provision for income taxes was impacted by changes in the geographical distribution of taxable income in various foreign jurisdictions. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the periods indicated above for our U.S. operations.

Bookings and Backlog. Bookings were $415.2 million and $384.7 million for the three months ended March 31, 2003 and 2002, respectively. This was an increase of $30.5 million or 7.9%. The increase in bookings is primarily attributable to strong increases in our on/off product line which increased on the strength of international project activity. This was offset in part by declines in our other product lines within our flow control segment. Backlog at March 31, 2003 was $391.5 million compared to $433.3 million at March 31, 2002.

Segment Analysis

Flow Control. Revenues were $227.5 million and $245.3 million for the three months ended March 31, 2003 and 2002, respectively. This was a decrease of $17.8 million or 7.3%. The decrease was primarily a result of lower sales volume in our on/off product line. We also experienced a reduction in revenue from our metering and piping specialty product lines. The impact of severe winter weather, particularly in the Midwest and Northeast United States markets, reduced demand for industrial and commercial construction, and delays and cancellation of systems upgrades led to the decline in this product line. These declines were in part offset by an increase in revenue in our control valve product line which benefited from stronger international markets and a more favorable mix of maintenance versus new construction spending from our customers in the U.S. market.

Gross profit was $65.0 million and $77.1 million for the three months ended March 31, 2003 and 2002, respectively. This was a decline of $12.1 million or 15.7%. Gross profit was impacted by a loss in sales volume in all of our product lines in this segment, except for control valves. Our control valve product line was positively impacted by a favorable product mix. As a percentage of revenues, gross profit declined to 28.6% in 2003 from 31.4% in 2002.

Selling, engineering, administrative, and general expenses were $54.0 million and $43.2 million for the three months ended March 31, 2003 and 2002, respectively. This was an increase of $10.8 million or 25.0%. The increase in our selling, engineering, administrative and general expenses was impacted by increases in our on/off valves and control valves product lines. We experienced higher selling expenses in our on/off valves and control valves product lines due to commissions associated with increased commissionable project and international sales. We also incurred $2.1 million in restructuring charges and the write-off of certain software costs of $2.4 million. As a percentage of revenue, these costs increased to 23.7% in 2003 from 17.6% in 2002.

Operating income was $11.0 million and $33.9 million for the three months ended March 31, 2003 and 2002, respectively. This was a decrease of $22.9 million or 67.6% as a result of the factors discussed above.

Bookings were $276.5 million and $251.5 million for the three months ended March 31, 2003 and 2002, respectively, an increase of $25.0 million or 9.9%. The increase is primarily attributable to our on/off product line, which benefited from significant increases in international project activity. This was offset in part by reductions in our other product lines, such as our piping specialties and metering, which saw a decline in bookings of $6.8 million as compared to the prior year. Backlog at March 31, 2003 was $309.8 million compared to $339.1 million at March 31, 2002, a decrease of $29.3 million or 8.6%.

Measurement Systems. Revenues were $75.0 million and $66.6 million for the three months ended March 31, 2003 and 2002, respectively. This was an increase of $8.4 million or 12.6%. The increases in revenue can primarily be attributed to sales of $4.1 million related to the Tokheim asset purchase. In addition, equipment sales and service revenue increased in the U.S. market.

Gross profit was $16.3 million and $15.7 million for the three months ended March 31, 2003 and 2002, respectively. This was an increase of $0.6 million or 3.8%. Although gross profit was positively impacted by increased volume as a result of the Tokheim asset purchase, it was negatively impacted by several other factors, including $1.6 million in transition services costs associated with the Tokheim transaction and higher manufacturing costs associated with the introduction of a new model of fuel dispensers. As a percentage of revenue, gross margins decreased to 21.7% in 2003 from 23.6% in 2002.

Selling, engineering, administrative, and general expenses were $17.0 million and $13.9 million for the three months ended March 31, 2003 and 2002, respectively. This was an increase of $3.1 million or 22.3%. The increase was a result of certain restructuring activities undertaken resulting in a charge in the first quarter of approximately $4.9 million, which was offset in part by certain cost savings of $0.5 million. As a percentage of revenue, these costs increased to 22.7% in 2003 from 20.9% in 2002.

Operating (loss) income was $(0.7) million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively. The decrease of $2.5 million or 138.9% was primarily a result of the factors discussed above.

Bookings were $67.3 million and $64.0 million for the three months ended March 31, 2003 and 2002, respectively, an increase of 5.2%. Increases in bookings from U.S. distributors were partially offset by declines from our major oil customers and high volume retailers. Backlog at March 31, 2003 was $40.3 million compared to $49.4 million at March 31, 2002, a decrease of 18.4%.

Compression and Power Systems. Revenues were $70.2 million and $74.0 million for the three months ended March 31, 2003 and 2002 respectively. This was a decrease of $3.8 million or 5.1%. The decrease in sales reflects the depressed gas compression market and a decline in demand for our principal gas compression related product line; sales of this product declined approximately $14.4 million. This decrease was offset in part by increases in our other engine lines of $5.2 million and an increase in aftermarket service parts sales volume of $4.7 million. Our blower product line also showed positive growth of $0.7 million due to improved U.S. market demand.

Gross profit was $18.6 million and $20.1 million for the three months ended March 31, 2003 and 2002, respectively. This was a decrease of $1.5 million or 7.5%. As a percentage of revenues, gross margins decreased to 26.5% in 2003 from 27.2% in 2002. Margins for the segment were positively impacted by improved margin performance in our blower product line which offset the declines in our natural gas compression product line.

Selling, engineering, administrative, and general expenses were $11.0 million and $12.3 million for the three months ended March 31, 2003 and 2002, respectively. This was a decrease of $1.3 million or 10.6%. The reduction in expenses is primarily a result of certain restructuring and cost savings initiatives undertaken in 2002, which have resulted in savings in payroll as a result of head count reductions, as well as technical engineering services, maintenance, travel, supplies, and advertising expenses. As a percentage of revenue, these costs decreased to 15.7% in 2003 from 16.6% in 2002.

Operating income was $7.6 million and $7.8 million for the three months ended March 31, 2003 and 2002, respectively. The decrease of $0.2 million or 2.6% was primarily a result of the factors discussed above.

Bookings were $71.4 million and $69.2 million for the three months ended March 31, 2003 and 2002, respectively. Bookings were positively impacted by increases in our gas compression and services market. Backlog was $41.4 million and $47.9 million at March 31, 2003 and 2002, respectively. This was a decrease of $6.5 million or 13.6%.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and equivalents were $123.9 million and $97.0 million as of March 31, 2003 and 2002, respectively. A significant portion of our cash and equivalents is utilized in our international operations and may not be immediately available to service debt in the United States.

Net cash flows generated from operating activities was $24.3 million and $5.7 million for the three months ended March 31, 2003 and 2002, respectively.

Net cash flows used in investing activities was $17.3 million for the three months ended March 31, 2003. Net cash flows used in investing activities resulted from the acquisition of certain assets of Tokheim North America of approximately $15.4 million and capital expenditures of $1.9 million. Net cash flows used in investing activities was $4.8 million for the three months ended March 31, 2002, resulting from cash used from capital expenditures.

Net cash flows used in financing activities was $2.5 million for the three months ended March 31, 2003 resulting primarily from the repayment of short term debt. Net cash flows used in financing activities was $5.1 million for the three months ended March 31, 2002, resulting primarily from the issuance of the additional senior subordinated notes, offset by the repayment of debt with the use of proceeds from the notes and the payment of deferred financing fees.

As a condition of the third amendment to our credit facility in December 2002, we deposited $7.5 million in a segregated account with the administrative agent of our credit facility in December 2002. Those funds were applied, at our option, to our Tranche B term loan on January 10, 2003. As a result of this prepayment, we wrote off an allocable portion of unamortized deferred financing charges of approximately $0.1 million in the first quarter of 2003. These costs are included in interest expense.

We entered into a sixth amendment and waiver to our credit agreement on August 5, 2003, which extended our deadline to December 15, 2003 for providing our senior lenders with audited financial statements for the fiscal years ended December 31, 2001 and December 31, 2002. This amendment also waived, among other things, any default or event of default relating in any respect to the 2001 re-audit, revision or restatement of any financial statement delivered to the senior lenders prior to August 5, 2003, including any default or event of default relating in any respect to any errors contained in such financial statements. The amendment grants a suspension period to deliver audited financials with respect to the waiver, which began on March 31, 2003 and ends on the earlier of (1) December 15, 2003 and (2) the date on which the administrative agent receives the audited annual financial statements for the years ended December 31, 2002 and 2001.

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

Under the indenture that governs our senior subordinated notes, certain covenants require that we furnish to all holders of the notes all quarterly and annual financial information required to be contained in a filing with the SEC on Forms 10-Q and 10-K within the time period specified in the SEC’s rules and regulations. In 2002, we determined that our 2001 financial statements, which had been previously been audited by Andersen, needed to be restated and re-audited, which resulted in a delay in the filing of our annual report on Form 10-K for 2002 and our quarterly reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a summary of accounting errors and restatements of our financial statements for 1998 through 2001.

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

As of March 31, 2003, we had $555.6 million of senior subordinated notes, including a $5.6 million premium, $396.6 million of debt consisting of the Tranche B term loan under the credit facility, $3.1 million of other long-term debt and $6.9 million in capital leases. In addition, we have a $100.0 million revolving credit facility, subject to certain conditions, of which $68.5 million was available and $31.5 million was utilized for letters of credit as of March 31, 2003.

The following tables set forth the contractual cash commitments for debt and lease obligations as well as commitments for the next several years:

	Remainder of 2003	2004	2005	2006	2007	2008 and Thereafter	Total
	(in millions)
Contractual Cash Obligations
Long-Term Debt(1)	$0.6	$0.6	$2.7	$4.8	$4.4	$936.6	$949.7
Capital Lease Obligations	1.8	2.2	2.5	0.2	0.2	—	6.9
Operating Leases	9.8	11.1	9.8	8.2	4.5	11.9	55.3

Total Contractual Cash Obligations	$12.2	$13.9	$15.0	$13.2	$9.1	$948.5	$1,011.9

(1)	Excludes a $5.6 premium, which is being amortized over the term of the notes.

	Remainder of 2003	2004	2005	2006	2007	2008 and Thereafter	Total
	(in millions)
Commitments
Letters of Credit	$29.2	$2.1	$0.1	$—	$0.1	$—	$31.5

Total Commitments	$29.2	$2.1	$0.1	$—	$0.1	$—	$31.5

Our ability to make payments on and to refinance our indebtedness, including our senior subordinated notes, to achieve specified ratios required under our credit agreement, and to fund planned capital expenditures and research and development efforts will depend on our ability to achieve cost savings and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, we have recently experienced weakness in demand for some of our products as a result of general economic conditions. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under the credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay our indebtedness, including the notes, or to fund our other liquidity needs. If general economic conditions do not improve and we are unable to achieve the financial ratios specified in our credit facility, we expect that we would be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the credit facility and the notes, on commercially reasonable terms or at all. See “—Certain Risk Factors.”

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company elected early adoption of SFAS No. 146 as of July 2002. See Note 3 to our condensed consolidated financial statements for disclosure of our costs associated with exit activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are in effect for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition guidance provided in the statement had no impact on our results of operations or financial position, as we elected not to change the accounting of our stock based compensation from APB No. 25 “Accounting for Stock Issued to Employees.” We have implemented the disclosure provisions of this statement, see Note 2 to our condensed consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. See Note 14 to our condensed consolidated financial statements. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

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

For the three months ended March 31, 2003, our largest customer represented approximately 2.6% of total revenues, and our top ten customers collectively represented approximately 13.6% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, were 47.3% for the three months ended March 31, 2003. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of March 31, 2003, we had approximately 7,800 employees. Approximately 37% of our U.S. workforce and 44% of our global workforce is represented by labor unions. Currently, of our material collective bargaining agreements, one will expire in May 2004, three will expire in 2005, two will expire in 2006 and two will expire in 2008. Two of our labor contracts will expire at the time the respective plants are closed. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

We are a highly leveraged company. As of March 31, 2003, we had $962.2 million of outstanding long-term indebtedness, including the current portion of long-term debt, $17.5 million of short-term notes and a stockholders’ deficit of $297.0 million. This level of indebtedness could have important consequences, including the following:

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

The terms of the indenture governing the notes do not prohibit us from incurring significant additional indebtedness in the future. As of March 31, 2003, we had $68.5 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

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

As of March 31, 2003, the notes and the subsidiary guarantees would have been subordinated to $406.6 million of long-term indebtedness, including $6.9 million in capital lease obligations, $17.5 million of short-term indebtedness and approximately $68.5 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

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

Material litigation or changes in legislation or regulations may affect our profitability.

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

The guarantors of the notes include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the three months ended March 31, 2003 of our subsidiaries that are not guarantors were $157.3 million. As of the three months ended March 31, 2003, those subsidiaries held 47.6% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

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

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$0.1	$—	$—	$—	$—	$—	$0.1	$—
Avg. Contract Rate	123.2091	—	—	—	—	—	—	—
Euro
Contract Amount	$60.3	$—	$—	$—	$—	$—	$60.3	$1.9
Avg. Contract Rate	1.0228	—	—	—	—	—	—	—
Related forward contracts to sell GBP
Euro
Contract Amount	$0.4	$—	$—	$—	$—	$—	$0.4	$—
Avg. Contract Rate	0.6729	—	—	—	—	—	—	—
Related forward contracts to buy USD
South African Rand
Contract Amount	$0.6	$—	$—	$—	$—	$—	$0.6	$(0.1)
Avg. Contract Rate	9.6377	—	—	—	—	—	—	—
Euro
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	1.0699	—	—	—	—	—	—	—
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	9.5881	—	—	—	—	—	—	—
Related forward contracts to buy JPY
Euro
Contract Amount	$2.6	$—	$—	$—	$—	$—	$2.6	$(0.1)
Avg. Contract Rate	119.7198	—	—	—	—	—	—	—
Related forward contracts to buy GBP
Euro
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	0.6697	—	—	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$1.9	$2.5	$2.9	$0.7	$0.7	$552.3	$561.0	$547.9
Average Interest Rate	9.28%	9.30%	9.31%	9.33%	9.33%	9.35%
Variable Rate	$—	$—	$2.1	$4.1	$4.1	$386.3	$396.6	$396.6
Average Interest Rate	4.72%	4.77%	5.28%	5.84%	6.34%	6.62
Euro Functional Currency
Fixed Rate	$0.9	$0.8	$0.8	$0.7	$0.3	$0.3	$3.8	$4.0
Average Interest Rate	7.29%	7.60%	8.26%	8.02%	9.75%	9.75%
Variable Rate	$0.1	$0.2	$0.1	$0.2	$0.2	$—	$0.8	$0.8
Average Interest Rate	2.37%	3.55%	4.78%	5.61%	5.69%	6.30%
Interest Rate Swaps
Pay Fixed/Receive Variable	$115.0	$—	$—	$—	$—	$—	$115.0	$(1.8)
Average Pay Rate	4.49%	—	—	—	—	—	—	—
Average Receive Rate	1.27%	—	—	—	—	—	—	—

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

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures both as of March 31, 2003, the end of the period covered by this report, and, because of the late filing of this report, during the weeks preceding the filing of this report. Based upon the foregoing, our chief executive officer and chief financial officer concluded that, as of March 31, 2003, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure and that the following initiatives with respect to our disclosure controls and procedures were required:

•	We have reviewed the adequacy of our accounting personnel. Our former chief accounting officer and vice president of finance, as well as a member of his staff, have left our company. We have appointed a new chief accounting officer and significantly increased the number of management and staff personnel in our corporate accounting department to increase our depth of experience in accounting and SEC reporting matters. We have appointed new controllers at two of our operating units. We are continuing to monitor and review the overall adequacy of our accounting personnel and expect to make additional changes in certain of our operating units and at our corporate accounting department, including recruiting an experienced director of accounting;

•	We, with the assistance of outside consultants, have undertaken a review and revision of, and continue to review and revise, a number of our disclosure and accounting policies and procedures to address specific control weaknesses, including policies and procedures to:

•	ensure that resources and closing processes are adequate to achieve complete and accurate financial reporting;

•	require deliberative and objective consideration of the effect on financial reporting and disclosure of unusual and/or nonrecurring transactions, among other things, to ensure that we adhere to our reporting obligations;

•	require regular reporting to our chief financial officer by our corporate accounting department of its adherence to closing schedules and processes, transactions that impact reported results of operations deriving other than from business operations (e.g., income arising from estimate changes as compared to from actual economic events) and transactions that are individually material to our company;

•	require additional periodic reporting to our audit committee of significant matters affecting income and that bear on the quality of our reported earnings; and

•	reflect current accounting and reporting guidance, financial pronouncements and regulations;

•	We have modified our processes for periodic review of operating and financial results with our operating units as well as our procedures for monthly business management reviews, and expanded the data provided by our operating units to our corporate finance group;

•	We have commenced a project to inventory, assess and strengthen our internal controls over financial reporting, including establishing an internal project team to accomplish this task;

•	We have undertaken a plan to adopt an enterprise-wide reporting system (ERP) solution to replace the current variety of systems we used for operating and financial reporting throughout our global organization. We have installed this system at our corporate accounting department and have begun design and configuration of the system for deployment in our various operating units, which we expect to be completed during 2005; and

•	We have begun to conduct training sessions for our financial personnel on key accounting matters, including current accounting and reporting guidelines and regulations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceeding

The Company is involved in various legal proceedings, none of which is deemed material for reporting purposes. Information relating to various commitments and contingencies is described in Note 10 of the financial statements in this Form 10-Q.

Item 2. Defaults Upon Senior Securities

Under the indenture that governs our senior subordinated notes, the covenants require that we furnish to all holders of the notes all quarterly and annual financial information required to be contained in a filing with the SEC on Forms 10-Q and 10-K within the time period specified in the SEC’s rules and regulations. In 2002, we determined that our 2001 financial statements, which had been previously been audited by Andersen, needed to be restated and re-audited, which resulted in a delay in the filing of our annual report on Form 10-K for 2002 and our quarterly reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003.

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

Item 6. Exhibits and Reports on Form 8-K

a.) Exhibits

Exhibit No.	Description of Exhibit

4.1	Amendment No. 4 and Waiver to the Credit Agreement effective April 3, 2003 among Dresser, Inc., D.I. Luxembourg S.A.R.L., DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders and Agents named therein incorporated by reference to Exhibit 4.1 to our 8-K dated April 3, 2003.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith

b.) Reports on Form 8-K

Current Report on Form 8-K of Dresser dated March 7, 2003 reporting under Item 2. Acquisition or Disposition of Assets, announcing the acquisition of the assets of Tokheim North America and its MSI business unit.

Current Report on Form 8-K of Dresser dated March 24, 2003 reporting under Item 9. Regulation FD Disclosure announcing its intention to re-audit its 2001 financial statements.

Current Report on Form 8-K of Dresser dated April 3, 2003 reporting under Item 5. Other Events and Regulation FD Disclosure, announcing it had entered into an amendment No. 4 and waiver to its credit agreement.

Current Report on Form 8-K of Dresser dated April 24, 2003 reporting under Item 9. Regulation FD Disclosure announcing the disclosure of certain of certain cost saving results.

SIGNATURES

As required by the Securities and Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

Date: December 11, 2003	DRESSER, INC.

	By:	/s/ PATRICK M. MURRAY

Patrick M. Murray Chief Executive Officer

/s/ JAMES A. NATTIER

James A. Nattier Executive Vice President and Chief Financial Officer

/s/ THOMAS J. KANUK

Thomas J. Kanuk Corporate Controller and Chief Accounting Officer