Form 10-Q
period 2003-06-30
DRESSER INC
filed 2003-12-12
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

DRESSER, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$394.9	$418.0	$766.3	$802.8
Cost of revenues	293.8	307.4	565.3	579.6

Gross profit	101.1	110.6	201.0	223.2
Selling, engineering, administrative and general expenses	95.1	87.3	183.7	160.7

Operating income	6.0	23.3	17.3	62.5
Equity earnings of unconsolidated subsidiaries	0.7	1.1	1.5	1.8
Interest expense	(21.3)	(23.4)	(41.7)	(57.2)
Interest income	0.6	0.4	1.9	1.1
Other income, net	5.1	1.5	8.2	1.3

(Loss) income before taxes	(8.9)	2.9	(12.8)	9.5
Provision for income taxes	(8.0)	(4.3)	(10.2)	(8.7)

Net (loss) income	$(16.9)	$(1.4)	$(23.0)	$0.8

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share information)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$102.2	$118.8
Restricted cash	—	7.5
Receivables	297.8	255.6
Inventories	310.8	300.0
Other current assets	21.6	15.3

Total current assets	732.4	697.2
Property, plant and equipment	204.2	208.9
Investments in unconsolidated subsidiaries	9.4	7.3
Deferred financing fees and other assets	66.1	73.2
Deferred tax assets	4.7	4.7
Prepaid and intangible pension assets	60.7	60.7
Goodwill	317.0	300.5
Intangibles	12.8	6.2

Total assets	$1,407.3	$1,358.7

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts and notes payable	$202.0	$188.5
Deferred revenue	28.0	18.9
Accrued expenses	138.8	120.3

Total current liabilities	368.8	327.7
Pension and other retiree benefit obligations	324.8	314.3
Long-term debt	959.4	963.3
Other liabilities	27.6	41.1
Commitments and contingencies

Total liabilities	1,680.6	1,646.4

Mandatorily redeemable common stock	7.9	7.9

Shareholders’ deficit:
Common stock, $0.01 par value; issued and outstanding: 1,000 in 2003 and 2002
Capital in excess of par value	447.5	447.2
Dividends in excess of net book value	(595.8)	(595.8)
Accumulated deficit	(91.0)	(68.0)
Accumulated other comprehensive loss	(41.9)	(79.0)

Total shareholders’ deficit	(281.2)	(295.6)

Total liabilities, mandatorily redeemable common stock and shareholders’ deficit	$1,407.3	$1,358.7

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(23.0)	$0.8
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Depreciation and amortization	21.3	21.3
Equity earnings of unconsolidated affiliates	(1.5)	(1.8)
Loss on repayment of debt	0.1	13.2
Impairment of assets	5.0	—
Other changes, net
Receivables	(14.8)	(15.0)
Inventories	11.4	28.0
Accounts payable	2.1	(0.1)
Other	3.1	(11.1)

Net cash provided by operating activities	3.7	35.3

Cash flows from investing activities:
Asset acquisitions	(15.4)	(21.4)
Capital expenditures	(7.4)	(8.5)

Net cash used in investing activities	(22.8)	(29.9)

Cash flow from financing activities:
Proceeds from the issuance of long-term debt	—	256.3
Repayment of long-term debt (including current portion)	(7.5)	(283.5)
(Decrease) increase in short-term notes payable	(1.1)	0.4
Payment of deferred financing fees	(1.3)	(8.3)
Changes in restricted cash	7.5	—
Proceeds from the issuance of stock	—	10.0

Net cash used in financing activities	(2.4)	(25.1)

Effect of translation adjustments on cash	4.9	2.1

Net decrease in cash and equivalents	(16.6)	(17.6)
Cash and equivalents, beginning of period	118.8	101.7

Cash and equivalents, end of period	$102.2	$84.1

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$38.6	$41.0
Income taxes	4.7	9.8

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2.    Stock-based compensation

We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our stock based plans. No stock-based compensation has been reflected in net income. The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and six months ended June 30, 2003 and 2002, respectively.

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(in millions)
Net (loss) income as reported	$(16.9)	$(1.4)	$(23.0)	$0.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(0.4)	(0.4)	(0.7)	(0.7)

Pro forma net (loss) income	$(17.3)	$(1.8)	$(23.7)	$0.1

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

We incurred $9.3 million of restructuring charges for the six months ended June 30, 2003. Restructuring charges of $1.0 million and $8.3 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, in our condensed consolidated statement of operations. The restructuring charges consist of $9.4 million related to the initiatives taken during the six months ended June 30, 2003 and a reduction of $0.1 million as a result of changes in estimates related to the initiatives undertaken in 2002.

In the first half of 2003, we decided to (1) consolidate a valve operation in Germany (“EDG”) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (4) consolidate two Canadian retail fueling dispenser plant operations, (5) consolidate certain flow control operations in Houston, Texas into a new facility, and (6) continue a reduction in our workforce. The costs incurred associated with these actions are as follows:

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 6/30/2003
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$(0.4)	$—	$—
Write-down of fixed assets	0.1	—	(0.1)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate Shelton operations
Termination benefits	0.2	(0.1)	—	0.1
Write-down of fixed assets	0.6	—	(0.6)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate German manufacturing operations
Termination benefits	3.9	—	—	3.9
Write-down of fixed assets	0.6	—	(0.6)	—
Consolidate Canadian operations
Termination benefits	0.5	(0.5)	—	—
Houston Consolidation
Termination benefits	0.3	(0.3)	—	—
Write-down of fixed assets	1.3	—	(1.3)	—
Company wide reduction in force
Termination benefits	1.3	(0.7)	—	0.6

Total	$9.4	$(2.2)	$(2.6)	$4.6

The following table details the 2003 restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 6/30/2003
	(in millions)
Flow Control	$3.4	$(1.3)	$(2.0)	$0.1
Measurement Systems	5.7	(0.6)	(0.6)	4.5
Compression and Power Systems	0.3	(0.3)	—	—

Total	$9.4	$(2.2)	$(2.6)	$4.6

In connection with the activities in the first quarter of 2003, we incurred certain restructuring charges related to termination benefits. We anticipate a workforce reduction of approximately 771 employees, of which approximately 200 had been terminated through June 30, 2003. During the remainder of 2003, we expect to incur approximately $6.9 million in additional expenses for these 2003 initiatives.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) initialize a company wide reduction in our workforce. In 2002, we incurred $6.0 million in expenses related to these activities. During 2003, we revised these costs by $0.1 million. In connection with these 2002 activities,

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

we incurred certain restructuring charges related to termination benefits for approximately 295 employees. Accrued liabilities at June 30, 2003 related to the 2002 restructuring initiatives are as follows:

Description	Accrued at 12/31/2002	Cash Payments	Changes in Estimates	Accrued at 6/30/2003
	(in millions)
Discontinuation of several product lines
Termination benefits	$0.4	$(0.4)	$—	$—
Company wide reduction in force
Termination benefits	1.9	(1.6)	(0.1)	0.2

Total	$2.3	$(2.0)	$(0.1)	$0.2

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

The table below presents revenues and operating income by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	(in millions)
	2003	2002	2003	2002
Revenues:
Flow Control	$248.0	275.2	$475.5	$520.2
Measurement Systems	92.0	77.9	167.0	144.6
Compression and Power Systems	55.9	65.9	126.1	139.9
Reconciling Items, Including Corporate	(1.0)	(1.0)	(2.3)	(1.9)

Total	$394.9	$418.0	$766.3	$802.8

Operating income:
Flow Control	$19.1	$19.6	$30.1	$53.1
Measurement Systems	4.8	5.6	4.1	7.7
Compression and Power Systems	(4.3)	2.6	3.3	10.3
Reconciling Items, Including Corporate	(13.6)	(4.5)	(20.2)	(8.6)

Total	$6.0	$23.3	$17.3	$62.5

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5.    Receivables

Accounts receivable are stated at their estimated net realizable value. Included in receivables are notes receivable of $2.1 million and $7.9 million as of June 30, 2003 and December 31, 2002, respectively. Allowances for doubtful accounts of $10.2 million and $8.9 million as of June 30, 2003 and December 31, 2002, respectively, are netted in the receivable balance.

Note 6.    Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (LIFO) method. All other inventories are valued on a first-in, first-out (FIFO) basis.

Inventories on a LIFO method represented $46.6 million and $49.3 million of our inventories as of June 30, 2003 and December 31, 2002, respectively. The excess of FIFO over LIFO costs as of June 30, 2003 and December 31, 2002, were $70.2 million and $70.2 million, respectively. Inventories are summarized as follows:

	June 30, 2003	December 31, 2002
	(in millions)
Finished products and parts	$194.2	$201.0
In-process products and parts	111.2	95.4
Raw materials and supplies	72.0	70.2

Total inventory	$377.4	$366.6
Less:
LIFO reserve and full absorption	(66.6)	(66.6)

Inventories, net	$310.8	$300.0

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In March 2002, we also obtained an amendment to the credit facility that among other things increased the amount by which the Tranche B term loan can be increased from $95 million to $195 million.

As a condition of the third amendment to our credit facility in December 2002 we deposited $7.5 million in a segregated account with the administrative agent of our credit facility during 2002. Those funds were applied, at our option, to our Tranche B term loan on January 10, 2003. As a result of this prepayment, we wrote off an allocable portion of unamortized deferred financing charges of approximately $0.1 million in the first quarter of 2003.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Capital leases

In March 2003, we entered into a lease for certain software licenses related to our enterprise-wide reporting, or ERP, system, and as a result, we incurred a capital lease obligation of $5.5 million which is included in our total debt.

Interest Rate Swaps

In March 2003, we terminated a fair value interest rate swap; this swap was not eligible to receive accounting treatment as a hedge. The interest rate swap had a notional amount of $100.0 million and was scheduled to mature in October 2003. Under the interest rate swap agreement, we received a fixed interest rate of 9.375% and paid a variable rate of LIBOR plus 6.20%. As a result of the termination, we received cash proceeds of $1.6 million.

The principal balance of our Euro Tranche A term loan was significantly reduced with the use of proceeds from our offering of senior subordinated notes. As a result, an interest rate swap, which was designated as a hedge on the Euro Tranche A, became ineffective and no longer eligible to receive accounting treatment as a hedge. As a result, changes in the fair market value of the interest rate swap were recorded through earnings rather than accumulated other comprehensive income. The unrealized loss was reclassified from accumulated other comprehensive income and we recorded a charge to earnings of $0.6 million, which is reflected in interest expense in our condensed consolidated statement of operations. This swap was terminated in April 2002.

Note 9.    Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Net (loss) income	$(16.9)	$(1.4)	$(23.0)	$0.8
Other comprehensive income
Foreign currency translation adjustment	21.0	9.7	35.1	9.0
Unrealized gain (loss) on derivative instruments	1.5	4.1	2.0	3.6

Comprehensive income	$5.6	$12.4	$14.1	$13.4

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 11.    Accrued Warranties

We offer warranties on the sale of certain of our products and we record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following shows the activity of our warranty accrual for the three and six months ended June 30, 2003, respectively:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in millions)
Balance at the beginning of the period	$20.4	$18.9
Accruals for warranties issued during the period	4.7	8.2
Accruals related to pre-existing warranties	0.4	2.4
Settlements made (in cash or in kind)	(4.7)	(8.7)

Balance at the end of the period	$20.8	$20.8

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 14.    Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheets as of June 30, 2003 and December 31, 2002 and the statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002, respectively. In the condensed consolidating financial statements, the investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$43.0	$0.2	$59.0	$—	$102.2
Receivables	111.7	3.8	182.3	—	297.8
Inventories	135.0	13.9	161.9	—	310.8
Other current assets	13.2	0.1	8.3	—	21.6

Total current assets	302.9	18.0	411.5	—	732.4
Property, plant and equipment	128.8	0.1	75.3	—	204.2
Investments in consolidated subsidiaries	484.1	443.9	—	(928.0)	—
Investment in unconsolidated subsidiaries	0.5	—	8.9	—	9.4
Deferred financing fees and other assets	44.2	—	21.9	—	66.1
Deferred tax assets	—	—	4.7	—	4.7
Prepaid and intangible pension assets	50.3	—	10.4	—	60.7
Goodwill	105.0	23.8	188.2	—	317.0
Intangibles	6.8	—	6.0	—	12.8

Total assets	$1,122.6	$485.8	$726.9	$(928.0)	$1,407.3

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts and notes payable	$74.8	$1.3	$125.9	$—	$202.0
Deferred revenue	8.7	—	19.3	—	28.0
Accrued expenses	59.2	0.4	79.2	—	138.8

Total current liabilities	142.7	1.7	224.4	—	368.8
Pension and other retiree benefit obligations	296.2	—	28.6	—	324.8
Long-term debt	955.0	—	4.4	—	959.4
Other liabilities	2.0	—	25.6	—	27.6
Commitments and contingencies	—	—	—	—	—

Total liabilities	1,395.9	1.7	283.0	—	1,680.6
Mandatorily redeemable common stock	7.9	—	—	—	7.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(281.2)	484.1	443.9	(928.0)	(281.2)

Total shareholders’ (deficit) equity	(281.2)	484.1	443.9	(928.0)	(281.2)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,122.6	$485.8	$726.9	$(928.0)	$1,407.3

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2002

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$62.7	$0.5	$55.6	$—	$118.8
Restricted cash	7.5	—	—	—	7.5
Receivables	85.6	2.4	167.6	—	255.6
Inventories	135.3	15.1	149.6	—	300.0
Other current assets	8.0	0.1	7.2	—	15.3

Total current assets	299.1	18.1	380.0	—	697.2
Property, plant and equipment	137.0	0.2	71.7	—	208.9
Investments in consolidated subsidiaries	438.8	399.3	—	(838.1)	—
Investment in unconsolidated subsidiaries	0.1	—	7.2	—	7.3
Deferred financing fees and other assets	53.4	—	19.8	—	73.2
Deferred tax assets	—	—	4.7	—	4.7
Prepaid and intangible pension assets	50.3	—	10.4	—	60.7
Goodwill	112.8	23.8	163.9	—	300.5
Intangibles	2.0	—	4.2	—	6.2

Total assets	$1,093.5	$441.4	$661.9	$(838.1)	$1,358.7

LIABILITIES, MANDATORILY REEDEMABLE COMMON STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts and notes payable	$68.8	$0.8	$118.9	$—	$188.5
Deferred revenue	11.8	—	7.1	—	18.9
Accrued expenses	43.9	1.8	74.6	—	120.3

Total current liabilities	124.5	2.6	200.6	—	327.7
Pension and other retiree benefit obligations	290.2	—	24.1	—	314.3
Long-term debt	959.8	—	3.5	—	963.3
Other liabilities	6.7	—	34.4	—	41.1
Commitments and contingencies	—	—	—	—	—

Total liabilities	1,381.2	2.6	262.6	—	1,646.4
Mandatorily redeemable common stock	7.9	—	—	—	7.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(295.6)	438.8	399.3	(838.1)	(295.6)

Total shareholders’ (deficit) equity	(295.6)	438.8	399.3	(838.1)	(295.6)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,093.5	$441.4	$661.9	$(838.1)	$1,358.7

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$225.8	$9.1	$183.9	$(23.9)	$394.9
Cost of revenues	174.4	7.2	136.0	(23.8)	293.8

Gross profit	51.4	1.9	47.9	(0.1)	101.1
Selling, engineering, administrative and general expenses	59.2	(0.4)	36.4	(0.1)	95.1

Operating (loss) income	(7.8)	2.3	11.5	—	6.0
Equity earnings of unconsolidated subsidiaries	—	—	0.7	—	0.7
Equity earnings of consolidated subsidiaries	12.0	9.7	—	(21.7)	—
Interest expense	(21.0)	—	(0.3)	—	(21.3)
Interest income	0.1	—	0.5	—	0.6
Other (deductions) income, net	(0.2)	—	5.3	—	5.1

(Loss) income before taxes	(16.9)	12.0	17.7	(21.7)	(8.9)
Provision for income taxes	—	—	(8.0)	—	(8.0)

Net (loss) income	$(16.9)	$12.0	$9.7	$(21.7)	$(16.9)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2002

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$257.8	$8.1	$190.1	$(38.0)	$418.0
Cost of revenues	195.9	6.6	142.8	(37.9)	307.4

Gross profit	61.9	1.5	47.3	(0.1)	110.6
Selling, engineering, administrative and general expenses	55.5	0.4	31.5	(0.1)	87.3

Operating income	6.4	1.1	15.8	—	23.3
Equity earnings of unconsolidated subsidiaries	—	—	1.1	—	1.1
Equity earnings of consolidated subsidiaries	13.3	12.4	—	(25.7)	—
Interest expense	(21.0)	(0.2)	(2.2)	—	(23.4)
Interest income	0.4	—	—	—	0.4
Other income, net	(0.3)	—	1.8	—	1.5

(Loss) income before taxes	(1.2)	13.3	16.5	(25.7)	2.9
Provision for income taxes	(0.2)	—	(4.1)	—	(4.3)

Net (loss) income	$(1.4)	$13.3	$12.4	$(25.7)	$(1.4)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$455.2	$17.1	$341.2	$(47.2)	$766.3
Cost of revenues	347.6	13.8	250.9	(47.0)	565.3

Gross profit	107.6	3.3	90.3	(0.2)	201.0
Selling, engineering, administrative and general expenses	120.2	0.1	63.6	(0.2)	183.7

Operating income	(12.6)	3.2	26.7	—	17.3
Equity earnings of unconsolidated subsidiaries	—	—	1.5	—	1.5
Equity earnings of consolidated subsidiaries	30.7	27.5	—	(58.2)	—
Interest expense	(41.3)	—	(0.4)	—	(41.7)
Interest income	0.1	—	1.8	—	1.9
Other income, net	0.2	—	8.0	—	8.2

(Loss) income before taxes	(22.9)	30.7	37.6	(58.2)	(12.8)
(Provision) benefit for income taxes	(0.1)	—	(10.1)	—	(10.2)

Net (loss) income	$(23.0)	$30.7	$27.5	$(58.2)	$(23.0)

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

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(23.0)	$30.7	$27.5	$(58.2)	$(23.0)
Adjustments to reconcile net (loss) income to cash flows provided by (used in) operating activities:
Depreciation and amortization	13.0	—	8.3	—	21.3
Equity earnings of consolidated affiliates	(30.7)	(27.5)	—	58.2	—
Equity earnings of unconsolidated affiliates	—	—	(1.5)	—	(1.5)
Loss on repayment of debt	0.1	—	—	—	0.1
Impairment of assets	2.0	—	3.0	—	5.0
Other changes, net	42.4	(3.5)	(37.1)	—	1.8

Net cash (used in) provided by operating activities	3.8	(0.3)	0.2	—	3.7
Cash flows from investing activities:
Asset acquisitions	(15.4)	—	—	—	(15.4)
Capital expenditures	(3.3)	—	(4.1)	—	(7.4)

Net cash used in investing activities	(18.7)	—	(4.1)	—	(22.8)
Cash flows from financing activities:
Changes in intercompany activity	(3.5)	—	3.5	—	—
Proceeds from the issuance of long-term debt	—	—	—	—	—
Repayment of debt (including current portion)	(7.5)	—	—	—	(7.5)
Decrease in short-term notes payable	—	—	(1.1)	—	(1.1)
Payment of deferred financing fees	(1.3)	—	—	—	(1.3)
Changes in restricted cash	7.5	—	—	—	7.5

Net cash provided by (used in) financing activities:	(4.8)	—	2.4	—	(2.4)
Effect of translation adjustments on cash	—	—	4.9	—	4.9
Net increase (decrease) in cash and equivalents	(19.7)	(0.3)	3.4	—	(16.6)
Cash and equivalents, beginning of period	62.7	0.5	55.6	—	118.8

Cash and equivalents, end of period	$43.0	$0.2	$59.0	$—	$102.2

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$0.8	25.5	$24.6	$(50.1)	$0.8
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	14.7	—	6.6	—	21.3
Equity earnings of consolidated affiliates	(25.5)	(24.6)	—	50.1	—
Equity earnings of unconsolidated affiliates	—	—	(1.8)	—	(1.8)
Loss on extinguishment of debt	13.2	—	—	—	13.2
Other changes, net	50.4	(0.8)	(47.8)	—	1.8

Net cash provided by (used in) operating activities	53.6	0.1	(18.4)	—	35.3
Cash flows from investing activities:
Asset acquisitions	(21.4)	—	—	—	(21.4)
Capital expenditures	(6.2)	—	(2.3)	—	(8.5)

Net cash used in investing activities	(27.6)	—	(2.3)	—	(29.9)
Cash flows from financing activities:
Changes in intercompany activity	(103.2)	—	103.2	—	—
Proceeds from the issuance of long term debt	256.3	—	—	—	256.3
Repayment of debt (including current portion)	(185.2)	—	(98.3)	—	(283.5)
Increase in short-term notes payable	—	—	0.4	—	0.4
Payment of deferred financing fees	(8.2)	—	(0.1)	—	(8.3)
Proceeds from the issuance of stock	10.0	—	—	—	10.0

Net cash (used in) provided by financing activities	(30.3)	—	5.2	—	(25.1)
Effect of translation adjustments on cash	—	—	2.1	—	2.1
Net increase (decrease) in cash and equivalents	(4.3)	0.1	(13.4)	—	(17.6)
Cash and equivalents, beginning of period	35.4	—	66.3	—	101.7

Cash and equivalents, end of period	$31.1	$0.1	$52.9	$—	$84.1

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

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers including major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the three months ended June 30, 2003, consisted of North America (53.9%), Europe/Africa (26.7%), Latin America (4.3%), Asia (9.9%) and the Middle East (5.2%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the six months ended June 30, 2003, we generated revenues of $766.3 million, operating income of $17.3 million and a net loss of $23.0 million.

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

Flow Control—The first half of 2003 was impacted by reduced volume in our on/off valves product line, a weak natural gas distribution market, a slowdown in new construction and aftermarket sales in our pressure relief valve business and soft market conditions in our non-energy related business; all of which negatively impacted our results in this segment. However we did see increased international project activity in our on/off product line resulting in increased bookings for the first half of 2003 as compared to 2002.

Measurement Systems—The segment was positively impacted in the first half of 2003, by the acquisition of the North American assets of Tokheim in March 2003. In the second quarter we continued the integration of these assets in our retail fueling business and anticipate seeing improved results.

Compression and Power Systems—The first half of 2003 was impacted by the continued decline in demand for our gas compression equipment, but we were able to negate the impact that the reduced sales volume had on our operating income by reducing costs. However, on May 1, 2003, our collective bargaining agreement at our Waukesha, Wisconsin manufacturing plant expired, and a labor strike commenced on May 2, 2003 which resulted in a significant negative impact in our results of operations in the second and third quarter of 2003.

We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow. The continuation of reengineering, plant consolidations and the implementation of a new enterprise-wide reporting, or ERP, system is critical to achieving these improvements. We have incurred and may continue to incur significant costs to implement these initiatives. See “—Restructuring and Other Exit Activities” for a detail of these activities.

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

We incurred $9.3 million of restructuring charges for the six months ended June 30, 2003. Restructuring charges of $1.0 million and $8.3 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, in our condensed consolidated statement of operations. The restructuring charges consist of $9.4 million related to the initiatives taken during the six months ended June 30, 2003 and a reduction of $0.1 million as a result of changes in estimates related to the initiatives undertaken in 2002.

In the first half of 2003, we decided to (1) consolidate a valve operation in Germany (“EDG”) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (4) consolidate two Canadian retail fueling dispenser plant operations, (5) consolidate certain flow control operations in Houston, Texas into a new facility, and (6) continue a reduction in our workforce. The costs incurred associated with these actions are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 6/30/2003
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$(0.4)	$—	$—
Write-down of fixed assets	0.1	—	(0.1)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate Shelton operations
Termination benefits	0.2	(0.1)	—	0.1
Write-down of fixed assets	0.6	—	(0.6)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate German manufacturing operations
Termination benefits	3.9	—	—	3.9
Write-down of fixed assets	0.6	—	(0.6)	—
Consolidate Canadian operations
Termination benefits	0.5	(0.5)	—	—
Houston Consolidation
Termination benefits	0.3	(0.3)	—	—
Write-down of fixed assets	1.3	—	(1.3)	—
Company wide reduction in force
Termination benefits	1.3	(0.7)	—	0.6

Total	$9.4	$(2.2)	$(2.6)	$4.6

The following table details the 2003 restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 6/30/2003
	(in millions)
Flow Control	$3.4	$(1.3)	$(2.0)	$0.1
Measurement Systems	5.7	(0.6)	(0.6)	4.5
Compression and Power Systems	0.3	(0.3)	—	—

Total	$9.4	$(2.2)	$(2.6)	$4.6

In connection with the activities in the first quarter of 2003, we incurred certain restructuring charges related to termination benefits. We anticipate a workforce reduction of approximately 771 employees, of which approximately 200 had been terminated through June 30, 2003. During the remainder of 2003, we expect to incur approximately $6.9 million in additional expenses for these 2003 initiatives.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) initialize a company wide reduction in our workforce. In 2002, we incurred $6.0 million in expenses related to these activities. During 2003, we revised these costs by $0.1 million. In connection with these 2002 activities, we incurred certain restructuring charges related to termination benefits for approximately 295 employees. Accrued liabilities at June 30, 2003 related to the 2002 restructuring initiatives are as follows:

Description	Accrued at 12/31/2002	Cash Payments	Changes in Estimates	Accrued at 6/30/2003
	(in millions)
Discontinuation of several product lines
Termination benefits	$0.4	$(0.4)	$—	$—
Company wide reduction in force
Termination benefits	1.9	(1.6)	(0.1)	0.2

Total	$2.3	$(2.0)	$(0.1)	$0.2

Results of Operations

The following table presents selected financial information regarding each of our segments for the three and six months ended June 30, 2003 and 2002, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Revenues:
Flow Control	$248.0	$275.2	$475.5	$520.2
Measurement Systems	92.0	77.9	167.0	144.6
Compression and Power Systems	55.9	65.9	126.1	139.9
Reconciling Items, Including Corporate	(1.0)	(1.0)	(2.3)	(1.9)

Total	$394.9	$418.0	$766.3	$802.8

Gross profit:
Flow Control	$71.9	$75.5	$136.9	$152.4
Measurement Systems	20.9	19.6	37.2	35.3
Compression and Power Systems	8.4	15.5	27.0	35.6
Reconciling Items, Including Corporate	(0.1)	—	(0.1)	(0.1)

Total	$101.1	$110.6	$201.0	$223.2

Selling, engineering, administrative and general expenses:
Flow Control	$52.8	$55.9	$106.8	$99.3
Measurement Systems	16.1	14.0	33.1	27.6
Compression and Power Systems	12.7	12.9	23.7	25.3
Reconciling Items, Including Corporate	13.5	4.5	20.1	8.5

Total	$95.1	$87.3	$183.7	$160.7

Operating income:
Flow Control	$19.1	$19.6	$30.1	$53.1
Measurement Systems	4.8	5.6	4.1	7.7
Compression and Power Systems	(4.3)	2.6	3.3	10.3
Reconciling Items, Including Corporate	(13.6)	(4.5)	(20.2)	(8.6)

Total	$6.0	$23.3	$17.3	$62.5

Depreciation and amortization:
Flow Control	$6.1	$5.5	$12.0	$11.8
Measurement Systems	1.3	1.3	2.8	2.6
Compression and Power Systems	2.7	3.2	5.5	6.5
Reconciling Items, Including Corporate	0.7	0.4	1.0	0.4

Total	$10.8	$10.4	$21.3	$21.3

Bookings:
Flow Control	$270.6	$252.3	$547.1	$503.8
Measurement Systems	102.7	69.8	170.0	133.8
Compression and Power Systems	74.9	73.9	146.3	143.1

Total	$448.2	$396.0	$863.4	$780.7

	June 30,
	2003	2002
	(in millions)
Backlog:
Flow Control	$348.6	$313.8
Measurement Systems	50.5	42.1
Compression and Power Systems	61.0	55.1
Reconciling Items, Including Corporate	(1.4)	(4.6)

Total	$458.7	$406.4

Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

Consolidated

Revenues.    Revenues were $394.9 million and $418.0 million for the three months ended June 30, 2003 and 2002, respectively. This was a decrease of $23.1 million, or 5.5%. Positive increases from our measurement segment, due to the Tokheim asset purchase and increased service part sales were offset by decreases in our flow control segment and our compression and power systems segment. In our flow control segment, our metering and piping specialties product line was impacted by reduced demand from soft markets while our on/off product line was impacted from lower sales volume. Our compression and power systems segment was impacted by a decline in our gas compression engine sales as a result of a labor strike and weak natural gas compression demand.

Cost of revenues.    Cost of revenues as a percentage of revenues were 74.4% and 73.5% for the three months ended June 30, 2003 and 2002 respectively. The most significant impact to our cost of sales was in our compression and power systems segment, which was negatively impacted by the strike, which resulted in a loss of sales in our high margin gas compression equipments and a rise in manufacturing costs.

Gross Profit.    Gross profit was $101.1 million and $110.6 million for the three months ended June 30, 2003 and 2002, respectively. As a percentage of revenues, gross profit decreased to 25.6% in 2003 from 26.5% in 2002, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses.    Selling, engineering, administrative and general expenses were $95.1 million and $87.3 million for the three months ended June 30, 2003 and 2002, respectively. This was an increase of $7.8 million or 8.9%. The increase in these expenses is primarily due to increases in expenses from our corporate headquarters. During the quarter, we incurred approximately $5.8 million in expenses associated with the restatement and re-audit of our financial statements and an additional $0.8 million of acquisition-related costs. We also incurred restructuring expenses in our business segments of approximately $1.2 million. As a percentage of revenues, these costs rose to 24.1% of revenues in 2003 from 20.9% of revenues in 2002.

Operating Income.    Operating income was $6.0 million and $23.3 million for the three months ended June 30, 2003 and 2002, respectively. This was a decrease of $17.3 million or 74.2%. As discussed above, our operating income was impacted primarily by the rise in selling, engineering, administrative expenses incurred at our corporate headquarters, the strike at our Waukesha division, as well as reduced sales volume in our flow control segment.

Interest Expense.    Interest expense was $21.3 million and $23.4 million for the three months ended June 30, 2003 and 2002, respectively. This was a decrease of $2.1 million or 9.0%. The decline in the interest expense can primarily be attributable to a decline in our debt balance in 2003 as compared to 2002.

Provision for income taxes.    Provision for income taxes was $8.0 million and $4.3 million for the three months ended June 30, 2003 and 2002, respectively. The provision for income taxes was impacted by changes in the geographical distribution of taxable income in various foreign jurisdictions. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the periods indicated above for our U.S. operations.

Bookings and Backlog.    Bookings were $448.2 million and $396.0 million for the three months ended June 30, 2003 and 2002, respectively. This was an increase of $52.2 million or 13.2%. The increase in bookings is primarily attributable to strong increases in our on/off product line primarily from increased international project activity, as well as bookings in our measurement systems segment which benefited from the Tokheim asset purchase. Backlog at June 30, 2003 was $458.7 million compared to $406.4 million at June 30, 2002.

Segment Analysis

Flow Control.    Revenues were $248.0 million and $275.2 million for the three months ended June 30, 2003 and 2002, respectively. This was a decrease of $27.2 million or 9.9%. The decline is primarily attributable to declines in revenues of approximately $20.6 million in our on/off product line. Contributing to the decline was the reduction in sales from the Barracuda-Caratinga project, which was substantially completed in 2002. In addition, during 2003, revenue at one of our Italian manufacturing locations was negatively impacted by production delays. Our metering and piping specialties product line continues to be impacted by the downturn in the North American local gas distribution markets as revenues declined by $2.7 million. Our pressure relief product line has also been negatively impacted by a downturn in new construction projects and aftermarket business.

Gross profit was $71.9 million and $75.5 million for the three months ended June 30, 2003 and 2002, respectively. This was a decline of $3.6 million or 4.8%. Gross profit was impacted by a loss in sales volume in all of our product lines in this segment. In addition, our control valve product line was impacted by an unfavorable product mix.

Selling, engineering, administrative, and general expenses were $52.8 million and $55.9 million for the three months ended June 30, 2003 and 2002, respectively. This was a decline of $3.1 million or 5.5%. The decline in these expenses is generally a result in a decline in sales volume; however, we did incur $0.6 million in restructuring charges during the second quarter of 2003. As a percentage of revenue, expenses increased to 21.3% in 2003 as compared to 20.3% for the same period in 2003.

Operating income was $19.1 million and $19.6 million for the three months ended June 30, 2003 and 2002, respectively. This was a decrease of $0.5 million or 2.6% as a result of the factors discussed above.

Bookings were $270.6 million and $252.3 million for the three months ended June 30, 2003 and 2002, respectively, an increase of $18.3 million or 7.3%. Backlog at June 30, 2003 was $348.6 million compared to $313.8 million at June 30, 2002. The increase benefited from increases in international project bookings and backlog.

Measurement Systems.    Revenues were $92.0 million and $77.9 million for the three months ended June 30, 2003 and 2002, respectively. This was an increase of $14.1 million or 18.1%. The increases in revenue can primarily be attributed to sales of $12.0 million related to the Tokheim asset purchase.

Gross profit was $20.9 million and $19.6 million for the three months ended June 30, 2003 and 2002, respectively. This was an increase of $1.3 million or 6.6%. The positive contribution from the increased Tokheim asset purchase volume was offset in part by transition related expenses and higher operating costs as we consolidated the Tokheim asset purchase into our Dresser Wayne business.

Selling, engineering, administrative, and general expenses were $16.1 million and $14.0 million for the three months ended June 30, 2003 and 2002, respectively. This was an increase of $2.1 million or 15.0%. Included in these expenses in 2003 are $3.3 million attributable to the Tokheim operations. The increase in expenses was offset in part with certain U.S cost savings achieved.

Operating income was $4.8 million and $5.6 million for the three months ended June 30, 2003 and 2002, respectively. The decrease of $0.8 million or 14.3% was primarily a result of the factors discussed above.

Bookings were $102.7 million and $69.8 million for the three months ended June 30, 2003 and 2002, respectively, an increase of 47.1%. Backlog at June 30, 2003 was $50.5 million compared to $42.1 million at June 30, 2002, an increase of 20.0%. Bookings and backlog were positively impacted by the Tokheim asset purchase.

Compression and Power Systems.    Revenues were $55.9 million and $65.9 million for the three months ended June 30, 2003 and 2002 respectively. This was a decrease of $10.0 million or 15.2%. In our Waukesha division, original equipment sales declined approximately $8.9 million as a result of the negative impact of the strike and diminished gas compression demand. Aftermarket part sales were also down approximately $2.6 million which is attributable to strike related shortages.

Gross profit was $8.4 million and $15.5 million for the three months ended June 30, 2003 and 2002, respectively. This was a decrease of $7.1 million or 45.8%. As a percentage of revenues, gross margins decreased to 15.0% in 2003 from 23.5% in 2002. Margins for the segment were negatively impacted by the effect of the strike.

Selling, engineering, administrative, and general expenses were $12.7 million and $12.9 million for the three months ended June 30, 2003 and 2002, respectively. This was a decrease of $0.2 million or 1.6%. The reduction in expenses is primarily a result of certain restructuring and cost savings initiatives undertaken in 2002, which have resulted in savings in payroll as a result of head count reductions, as well as technical engineering services, maintenance, travel, supplies, and advertising expenses. However, as a percentage of revenue, these costs increased to 22.7% in 2003 from 19.6% in 2002.

Operating (loss) income was ($4.3) million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively. The decrease of $6.9 million or 265.4% was a result of the factors discussed above.

Bookings were $74.9 million and $73.9 million for the three months ended June 30, 2003 and 2002, respectively. Backlog at June 30, 2003 was $61.0 million compared to $55.1 million at June 30, 2002.

Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

Consolidated

Revenues.    Revenues were $766.3 million and $802.8 million for the six months ended June 30, 2003 and 2002, respectively. This was a decrease of $36.5 million, or 4.5%. In our flow control segment, our on/off product line was impacted from lower sales volume while our metering and piping specialties product line was impacted by market weakness. The declines in this segment were partially offset by increased sales volume from our control valve product line. Our compression and power systems segment was significantly impacted by a labor strike and weak natural gas compression demand. However, we did have increases in revenue from our retail fueling business which benefited from the Tokheim asset purchase as well as increased sales in our U.S. market.

Cost of revenues.    Cost of revenues as a percentage of revenues were 73.8% and 72.2% for the six months ended June 30, 2003 and 2002 respectively. We experienced increases in our cost of sales as a percentage of revenue in all of our segments. The most significant impact was in our compression and power systems segment, where the strike, and a reduction in sales of our relatively high margin gas compression equipment had a significant negative impact on our cost of revenues as a percentage of revenue.

Gross Profit.    Gross profit was $201.0 million and $223.2 million for the six months ended June 30, 2003 and 2002, respectively. As a percentage of revenues, gross profit decreased to 26.2% in 2003 from 27.8% in 2002, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses.    Selling, engineering, administrative and general expenses were $183.7 million and $160.7 million for the six months ended June 30, 2003 and 2002, respectively. This was an increase of $23.0 million or 14.3%. Approximately $11.6 million of the increase can be attributable to a rise in these expenses at our corporate headquarters. We incurred approximately $5.8 million in expenses associated with the restatement and re-audit of our financial statements and an additional $4.2 million in acquisition-related costs. We also incurred restructuring expenses in our business segments of approximately $8.3 million and a write-off of $2.4 million in software costs which were impaired as a result of the ERP implementation. As a percentage of revenues, these costs rose to 24.0% of revenues in 2003 from 20.0% of revenues in 2002.

Operating Income.    Operating income was $17.3 million and $62.5 million for the six months ended June 30, 2003 and 2002, respectively. This was a decrease of $45.2 million or 72.3%, as a result of the factors discussed above.

Interest Expense.    Interest expense was $41.7 million and $57.2 million for the six months ended June 30, 2003 and 2002, respectively. This was a decrease of $15.5 million or 27.1%. This variance was primarily a result of a charge taken in 2002 for the write-off of unamortized deferred financing fees. In 2002, we extinguished our Tranche A term loan, and as a result, we wrote off $13.2 million on unamortized deferred financing fees. During 2003, we recorded a $0.1 million charge related to unamortized deferred financing fees as a result of the optional prepayment on our Tranche B term loan.

Provision for income taxes.    Provision for income taxes was $10.2 million and $8.7 million for the six months ended June 30, 2003 and 2002, respectively. The provision for income taxes was impacted by changes in the geographical distribution of taxable income in various foreign jurisdictions. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the periods indicated above for our U.S. operations.

Bookings and Backlog.    Bookings were $863.4 million and $780.7 million for the six months ended June 30, 2003 and 2002, respectively. This was an increase of $82.7 million or 10.6%. The increase in bookings is primarily attributable to strong increases in our on/off product line primarily from increased international project activity, as well as bookings in our measurement systems segment which benefited from the Tokheim asset purchase. Backlog at June 30, 2003 was $458.7 million compared to $406.4 million at June 30, 2002.

Segment Analysis

Flow Control.    Revenues were $475.5 million and $520.2 million for the six months ended June 30, 2003 and 2002, respectively. This was a decrease of $44.7 million or 8.6%. The decrease was primarily a result of lower sales volume in our on/off product line. In 2002, this product line had approximately $30.5 million of sales related to the Barracuda-Caratinga project, which was substantially completed in 2002. Our metering and piping specialties product line experienced a decline of approximately $7.7 million as a result of a continued downturn in the North American local gas distribution markets. The declines were offset in part by increased volume in our control valve product line which benefited from improvement in Italy and Germany where beginning backlogs were strong in project orders.

Gross profit was $136.9 million and $152.4 million for the six months ended June 30, 2003 and 2002, respectively. This was a decline of $15.5 million or 10.2%. Gross profit was impacted by a loss in sales volume in all of our product lines in this segment, except for control valves. Our control valve product line was positively impacted by a favorable product mix. As a percentage of revenues, gross profit declined to 28.8% in 2003 from 29.3% in 2002.

Selling, engineering, administrative, and general expenses were $106.8 million and $99.3 million for the six months ended June 30, 2003 and 2002, respectively. This was an increase of $7.5 million or 7.6%. We experienced higher selling expenses in our on/off valve product line due to commissions associated with increased commissionable project and international sales. Our control valves product line was also impacted by higher selling costs associated with increased sales volume. In addition, we incurred approximately $2.7 million in restructuring charges and $2.4 million for the write-off of certain software costs. As a percentage of revenue, these costs increased to 22.5% in 2003 from 19.1% in 2002.

Operating income was $30.1 million and $53.1 million for the six months ended June 30, 2003 and 2002, respectively. This was a decrease of $23.0 million or 43.3% as a result of the factors discussed above.

Bookings were $547.1 million and $503.8 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $43.3 million or 8.6%. Backlog at June 30, 2003 was $348.6 million compared to $313.8 million at June 30, 2002, an increase of $34.8 million or 11.1%. The increase benefited from increases in international project bookings and backlog.

Measurement Systems.    Revenues were $167.0 million and $144.6 million for the six months ended June 30, 2003 and 2002, respectively. This was an increase of $22.4 million or 15.5%. The increases in revenue can primarily be attributed to sales of approximately $16.1 million related to the Tokheim asset purchase as well as increased equipment sales and service revenue in the U.S. market.

Gross profit was $37.2 million and $35.3 million for the six months ended June 30, 2003 and 2002, respectively. This was an increase of $1.9 million or 5.4%. The positive contribution to gross profit from increased Tokheim asset purchase sales volume was mitigated in part by transition related expenses and higher operating costs as we consolidated the Tokheim asset purchase into our Dresser Wayne business.

Selling, engineering, administrative, and general expenses were $33.1 million and $27.6 million for the six months ended June 30, 2003 and 2002, respectively. This was an increase of $5.5 million or 19.9%. The increase is primarily attributable to the $5.4 million of restructuring charges. In addition, included in these expenses in 2003 are $3.8 million attributable to the Tokheim asset purchase which were offset in part with certain U.S cost savings achieved. As a percentage of revenue, these costs increased to 19.8% in 2003 from 19.1% in 2002.

Operating income was $4.1 million and $7.7 million for the six months ended June 30, 2003 and 2002, respectively. The decrease of $3.6 million or 46.8% was primarily a result of the factors discussed above.

Bookings were $170.0 million and $133.8 million for the six months ended June 30, 2003 and 2002, respectively, an increase of 27.1%. Backlog at June 30, 2003 was $50.5 million compared to $42.1 million at June 30, 2002, an increase of 20.0%. Bookings and backlog benefited from the Tokheim asset purchase.

Compression and Power Systems.    Revenues were $126.1 million and $139.9 million for the six months ended June 30, 2003 and 2002 respectively. This was a decrease of $13.8 million or 9.9%. The decrease in sales reflects the lower demand for our principal gas compression related product line, and strike–related production delays; sales of this product declined approximately $16.7 million. However our power generation products showed some improvement as a result of an increase in domestic power generation primarily in North America. Aftermarket service parts sales volume also increased by approximately of $2.1 million.

Gross profit was $27.0 million and $35.6 million for the six months ended June 30, 2003 and 2002, respectively. This was a decrease of $8.6 million or 24.2%. As a percentage of revenues, gross margins decreased to 21.4% in 2003 from 25.4% in 2002. Margins for the segment were negatively impacted by the effect of the strike.

Selling, engineering, administrative, and general expenses were $23.7 million and $25.3 million for the six months ended June 30, 2003 and 2002, respectively. This was a decrease of $1.6 million or 6.3%. The reduction in expenses is primarily a result of certain restructuring and cost savings initiatives undertaken in 2002, which have resulted in savings in payroll as a result of head count reductions, as well as technical engineering services, maintenance, travel, supplies, and advertising expenses. However, as a percentage of revenue, these costs increased to 18.8% in 2003 from 18.1% in 2002.

Operating income was $3.3 million and $10.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease of $7.0 million or 68.0% was primarily a result of the factors discussed above.

Bookings were $146.3 million and $143.1 million for the six months ended June 30, 2003 and 2002, respectively. Backlog at June 30, 2003 was $61.0 million compared to $55.1 million at June 30, 2002, an increase of 10.7%.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and equivalents were $102.2 million and $84.1 million as of June 30, 2003 and 2002, respectively. A significant portion of our cash and equivalents is utilized in our international operations and may not be immediately available to service debt in the United States.

Net cash flows generated from operating activities was $3.7 million and $35.3 million for the six months ended June 30, 2003 and 2002, respectively. Decreases in operating cash flow are attributable to a significant decline in operating income.

Net cash flows used in investing activities was $22.8 million for the six months ended June 30, 2003. Net cash flows used in investing activities resulted from the acquisition of certain assets of Tokheim North America of approximately $15.4 million and capital expenditures of $7.4 million. Net cash flows used in investing activities was $29.9 million for the six months ended June 30, 2002, resulting from cash used from the Modern acquisition and capital expenditures.

Net cash flows used in financing activities was $2.4 million for the six months ended June 30, 2003 resulting primarily from the payment of deferred financing fees. The debt repayment of $7.5 million was made with the application of the $7.5 million in restricted cash which was placed in escrow in December 2002. Net cash flows used in financing activities was $25.1 million for the six months ended June 30, 2002, resulting primarily from the repayment of debt with the use of the proceeds from the issuance of additional senior subordinated notes and the payment of deferred financing fees. In addition, we issued an additional 250,000 shares of class B common stock for proceeds of $10.0 million.

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

As of June 30, 2003, we had $555.4 million of senior subordinated notes, including a $5.4 million premium, $396.6 million of debt consisting of the Tranche B term loan under the credit facility, $3.1 million of other long-term debt and $6.3 million in capital leases. In addition, we have a $100.0 million revolving credit facility, subject to certain conditions, of which $67.6 million was available and $32.4 million was utilized for letters of credit as of June 30, 2003.

The following tables set forth the contractual cash commitments for debt and lease obligations as well as commitments for the next several years:

	Remainder of 2003	2004	2005	2006	2007	2008 and Thereafter	Total
	(in millions)
Contractual Cash Obligations
Long-Term Debt(1)	$0.4	$0.6	$2.7	$4.8	$4.5	$936.7	$949.7
Capital Lease Obligations	1.2	2.2	2.5	0.2	0.2	—	6.3
Operating Leases	7.4	12.8	10.8	9.9	6.2	20.2	67.3

Total Contractual Cash Obligations	$9.0	$15.6	$16.0	$14.9	$10.9	$956.9	$1,023.3

(1) Excludes a $5.4 premium, which is being amortized over the term of the notes.

	Remainder of 2003	2004	2005	2006	2007	2008 and Thereafter	Total
	(in millions)
Commitments
Letters of Credit	$17.4	$14.6	$0.3	$—	$0.1	$—	$32.4

Total Commitments	$17.4	$14.6	$0.3	$—	$0.1	$—	$32.4

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

We have restated our financial statements for fiscal years 1998 through 2001 as a result of accounting errors and our financial statements for fiscal year 2000 and earlier periods are unaudited.

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

For the six months ended June 30, 2003, our largest customer represented approximately 2.4% of total revenues, and our top ten customers collectively represented approximately 13.0% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, were 46.1% for the six months ended June 30, 2003. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of June 30, 2003, we had approximately 7,800 employees. Approximately 38% of our U.S. workforce and 44% of our global workforce is represented by labor unions. Currently, of our material collective bargaining agreements, one will expire in May 2004, three will expire in 2005, two will expire in 2006 and two will expire in 2008. Two of our labor contracts will expire at the time the respective plants are closed. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

In May 2003, one of our collective bargaining agreements expired. The bargaining unit responded by voting in favor of a strike that commenced on May 2, 2003. In July 2003, we announced the signing of a new three year labor agreement, and our union shop employees resumed work on July 28, 2003. The effect of the strike negatively impacted our results of operations for the second and third quarter of 2003. One of our bargaining agreements expired in November 2003. On November 7, 2003, bargaining unit members voted in favor of a strike that commenced on that date. On November 9, 2003, a new labor agreement was signed, and employees returned to work on November 10, 2003.

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

We are a highly leveraged company. As of June 30, 2003, we had $961.4 million of outstanding long-term indebtedness, including the current portion of long-term debt, $18.8 million of short-term notes and a stockholders’ deficit of $281.2 million. This level of indebtedness could have important consequences, including the following:

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

The terms of the indenture governing the notes do not prohibit us from incurring significant additional indebtedness in the future. As of June 30, 2003, we had $32.4 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

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

As of June 30, 2003, the notes and the subsidiary guarantees would have been subordinated to $406.0 million of long-term indebtedness, including the current portion of long-term debt, $18.8 million of short-

term indebtedness and approximately $67.6 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

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

The guarantors of the notes include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the six months ended June 30, 2003 of our subsidiaries that are not guarantors were $341.2 million. As of June 30, 2003, those subsidiaries held 51.7% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

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

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
Euro
Contract Amount	$43.1	$7.9	$—	$—	$—	$—	$51.0	$3.6
Avg. Contract Rate	1.0732	1.1458	—	—	—	—
Related forward contracts to sell GBP
Euro
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	0.6695	—	—	—	—	—
Related forward contracts to buy USD
South African Rand
Contract Amount	$0.6	$—	$—	$—	$—	$—	$0.6	$—
Avg. Contract Rate	8.4135	—	—	—	—	—	8.413
							5
Euro
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	1.1363	—	—	—	—	—	1.136
							3
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.5	$0.1	$—	$—	$—	$—	$0.6	$—
Avg. Contract Rate	8.9168	9.7400	—	—	—	—
Related forward contracts to buy JPY
Euro
Contract Amount	$2.9	$—	$—	$—	$—	$—	$2.9	$(0.4)
Avg. Contract Rate	119.7198	—	—	—	—	—
Related forward contracts to buy GBP
Euro
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	0.6697	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$1.2	$2.6	$2.9	$0.7	$0.7	$552.2	$560.3	$571.2
Average Interest Rate	9.28%	9.30%	9.31%	9.33%	9.33%	9.35%
Variable Rate	$—	$—	$2.1	$4.1	$4.1	$386.3	$396.6	$396.6
Average Interest Rate	4.70%	4.99%	5.39%	5.79%	6.09%	6.65%
Euro Functional Currency
Fixed Rate	$0.6	$0.8	$0.8	$0.7	$0.4	$0.4	$3.70	$3.9
Average Interest Rate	7.43%	7.75%	8.41%	8.12%	9.75%	9.75%
Variable Rate	$0.1	$0.2	$0.1	$0.2	$0.2	$–	$0.8	$0.8
Average Interest Rate	2.30%	2.59%	2.99%	3.39%	3.69%	4.25%
Interest Rate Swaps
Pay Fixed/Receive Variable	$115.0	$—	$—	$—	$—	$—	$115.0	$(0.9)
Average Pay Rate	4.49%	—	—	—	—	—	—	—
Average Receive Rate	1.27%	—	—	—	—	—	—	—

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

Our independent auditors, PwC, have reported to our audit committee “material weaknesses” and “reportable conditions” under standards established by the American Institute of Certified Public Accountants regarding various elements of our system of internal controls. They noted material weaknesses with respect to our review and oversight of the financial reporting process (including corporate accounting of reserves and accruals) and with respect to accounting for pension and postretirement benefits obligations, and they cited reportable conditions with respect to broad areas of concern regarding internal controls over financial reporting as it relates to the operation of our finance organization, revenue recognition practices relating to bill and hold transactions, multiple element transactions and actual or de facto FOB destination transactions, specially designated charges (restructuring and exit activities), and intercompany accounting (balances, confirmation and elimination) and consolidation. Their observations related as well to more general matters, including exposures related to our decentralized accounting organization, the size of our corporate accounting staff relative to the size of our company, variety of systems used for operating and financial reporting, general management of oversight of operations outdated finance policies and lack of internal training for business unit financial personnel.

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

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures both as of June 30, 2003, the end of the period covered by this report, and, because of the late filing of this report, during the weeks preceding the filing of this report. Based upon the foregoing, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure and that the following initiatives with respect to our disclosure controls and procedures were required:

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

Item 1.    Legal Proceedings

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

Item 6.    Exhibits and Reports on Form 8-K

a.)    Exhibits

Exhibit No.	Description of Exhibit
4.1	Amendment No. 5 to the Credit Agreement dated as of June 30, 2003 among Dresser, Inc., D.I. Luxembourg S.A.R.L., DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders and Agents named therein incorporated by reference to Exhibit 4.1 to our 8-K dated August 13, 2003.
4.2	Amendment No. 6 and Waiver to the Credit Agreement dated as of August 5, 2003 among Dresser, Inc., D.I. Luxembourg S.A.R.L., DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders and Agents named therein incorporated by reference to Exhibit 4.2 to our 8-K dated August 13, 2003.
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith

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

Current Report on Form 8-K dated June 4, 2003 reporting under Item 9. Regulation FD Disclosure announcing selected financial information for the period ending March 31, 2003.

Current Report on Form 8-K dated August 13, 2003 reporting under Item 12. Results of Operations and Financial Condition providing a business update for the second quarter of 2003 and an update on our 2001 re-audit and 2002 audit.

Current Report on Form 8-K dated August 13, 2003 reporting under Item 7. Financial Statements and Exhibits filing our Amendment No. 5 to the Credit Agreement and Amendment No. 6 and Waiver to the Credit Agreement.

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