Form 10-Q
period 2003-09-30
DRESSER INC
filed 2003-12-12
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-60778

DRESSER, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2795365 (I.R.S. Employer Identification No.)

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

DRESSER, INC.

Condensed Consolidated Statements of Operations

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$417.5	$407.9	$1,183.8	$1,210.7
Cost of revenues	306.1	308.8	871.4	888.4

Gross profit	111.4	99.1	312.4	322.3
Selling, engineering, administrative and general expenses and general expenses	88.8	80.1	272.5	240.8

Operating income	22.6	19.0	39.9	81.5
Equity earnings of unconsolidated subsidiaries	0.5	0.8	2.0	2.6
Interest expense	(21.2)	(21.6)	(62.9)	(78.8)
Interest income	0.5	0.9	2.4	2.0
Other (deductions) income, net	(0.8)	(1.8)	7.4	(0.5)

Income (loss) before taxes	1.6	(2.7)	(11.2)	6.8
(Provision) benefit for income taxes	(10.8)	2.9	(21.0)	(5.7)

Net (loss) income	$(9.2)	$0.2	$(32.2)	$1.1

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Balance Sheets

(in millions, except share information)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$113.2	$118.8
Restricted cash	—	7.5
Receivables	300.0	255.6
Inventories	318.7	300.0
Other current assets	18.3	15.3

Total current assets	750.2	697.2
Property, plant and equipment	204.1	208.9
Investments in unconsolidated subsidiaries	10.0	7.3
Deferred financing fees and other assets	68.0	73.2
Deferred tax assets	4.7	4.7
Prepaid and intangible pension assets	60.7	60.7
Goodwill	312.4	300.5
Intangibles	12.3	6.2

Total assets	$1,422.4	$1,358.7

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts and notes payable	$201.0	$188.5
Deferred revenue	38.5	18.9
Accrued expenses	165.7	120.3

Total current liabilities	405.2	327.7
Pension and other retiree benefit obligations	322.1	314.3
Long-term debt	958.9	963.3
Other liabilities	30.2	41.1
Commitments and contingencies

Total liabilities	1,716.4	1,646.4

Mandatorily redeemable common stock	7.9	7.9

Shareholder’s deficit:
Common stock, $0.01 par value; issued and outstanding: 1,000 in 2003 and 2002
Capital in excess of par value	447.5	447.2
Dividends in excess of net book value	(595.8)	(595.8)
Accumulated deficit	(100.2)	(68.0)
Accumulated other comprehensive loss	(53.4)	(79.0)

Total shareholder’s deficit	(301.9)	(295.6)

Total liabilities, mandatorily redeemable common stock and shareholder’s deficit	$1,422.4	$1,358.7

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(32.2)	$1.1
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Depreciation and amortization	31.7	32.7
Equity earnings of unconsolidated affiliates	(2.0)	(2.6)
Loss on repayment of debt	0.1	15.4
Impairment of assets	4.6	1.4
Other changes, net
Receivables	(19.6)	(4.4)
Inventories	0.2	46.8
Accounts payable	10.0	(4.1)
Income tax payable	9.6	(12.2)
Deferred revenue	19.4	6.5
Other	14.7	5.5

Net cash provided by operating activities	36.5	86.1

Cash flows from investing activities:
Asset acquisitions	(15.4)	(21.4)
Capital expenditures	(17.8)	(11.0)
Distributions from unconsolidated subsidiaries	1.5	—

Net cash used in investing activities	(31.7)	(32.4)

Cash flow from financing activities:
Proceeds from the issuance of long-term debt	—	256.3
Repayment of long-term debt (including current portion)	(8.8)	(313.6)
Decrease in short-term notes payable	(9.1)	(9.4)
Changes in restricted cash	7.5	—
Payment of deferred financing fees	(3.9)	(8.3)
Proceeds from the issuance of stock	—	10.0

Net cash used in financing activities	(14.3)	(65.0)

Effect of translation adjustments on cash	3.9	2.2

Net decrease in cash and equivalents	(5.6)	(9.1)
Cash and equivalents, beginning of period	118.8	101.7

Cash and equivalents, end of period	$113.2	$92.6

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$48.5	$44.9
Income taxes	9.0	16.0

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K, for the year ended December 31, 2002.

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Note 2. Stock-based compensation

We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our stock based plans. No stock-based compensation has been reflected in net income. The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and nine months ended September 30, 2003 and 2002, respectively.

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net (loss) income as reported	$(9.2)	$0.2	$(32.2)	$1.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(0.3)	(0.3)	(1.0)	(1.0)

Pro forma net (loss) income	$(9.5)	$(0.1)	$(33.2)	$0.1

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

We incurred $15.8 million of restructuring charges for the nine months ended September 30, 2003. Restructuring charges of $3.5 million and $12.3 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, in our condensed consolidated statement of operations. The restructuring charges consist of $15.9 million related to the initiatives taken during the nine months ended September 30, 2003 and a reduction of $0.1 million as a result of changes in estimates related to the initiatives undertaken in 2002.

In 2003, we decided to (1) consolidate a valve operation in Germany (“EDG”) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3)consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil, into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, and (7) continue a reduction in our workforce. The costs incurred associated with these actions are as follows:

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 9/30/03
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$(0.4)	$—	$—
Write-down of fixed assets	0.1	—	(0.1)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate Shelton operations
Termination benefits	0.7	(0.7)	—
Write-down of fixed assets	0.8	—	(0.8)	—
Other exit activities	1.2	(0.2)	—	1.0
Consolidate Berea operations
Termination benefits	1.9	—	—	1.9
Consolidate German manufacturing operations
Termination benefits	5.1	(3.3)	—	1.8
Write-down of fixed assets	0.6	—	(0.6)	—
Consolidate Canadian operations
Termination benefits	0.5	(0.5)	—	—
Houston Consolidation
Termination benefits	1.2	(0.4)	—	0.8
Write-down of fixed assets	1.3	—	(1.3)	—
Company wide reduction in force
Termination benefits	2.0	(1.7)	—	0.3

Total	$15.9	$(7.3)	$(2.8)	$5.8

The following table details the 2003 restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 9/30/03
	(in millions)
Flow Control	$8.5	$(2.6)	$(2.2)	$3.7
Measurement Systems	7.1	(4.4)	(0.6)	2.1
Compression and Power Systems	0.3	(0.3)	–	–

Total	$15.9	$(7.3)	$(2.8)	$5.8

In connection with the activities in the first quarter of 2003, we incurred certain restructuring charges related to termination benefits. We anticipate a workforce reduction of approximately 771 employees, of which approximately 336 had been terminated through September 30, 2003. During the remainder of 2003, we expect to incur approximately $0.4 million in additional expenses for these 2003 initiatives.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) initialize a company wide reduction in our workforce. In 2002, we incurred $6.0 million in expenses related to these activities. During 2003, we revised these costs by $0.1 million. In connection with these 2002 activities, we incurred certain restructuring charges related to termination benefits for approximately 295 employees. Accrued liabilities at September 30, 2003 related to the 2002 restructuring initiatives are as follows:

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Description	Reserved at 12/31/2002	Cash Payments	Changes in Estimates	Accrued at 9/30/03
	(in millions)
Discontinuation of several product lines
Termination benefits	$0.4	$(0.4)	$–	$–
Company wide reduction in force
Termination benefits	1.9	(1.6)	(0.1)	0.2

Total	$2.3	$(2.0)	$(0.1)	$0.2

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)
	2003	2002	2003	2002
Revenues:
Flow Control	$253.8	254.9	$729.3	$775.1
Measurement Systems	96.0	80.8	263.0	225.4
Compression and Power Systems	69.5	73.1	195.6	213.0
Reconciling Items, Including Corporate	(1.8)	(0.9)	(4.1)	(2.8)

Total	$417.5	$407.9	$1,183.8	$1,210.7

Operating income:
Flow Control	$13.6	$10.7	$43.7	$63.8
Measurement Systems	13.1	8.1	17.2	15.8
Compression and Power Systems	1.4	3.9	4.7	14.2
Reconciling Items, Including Corporate	(5.5)	(3.7)	(25.7)	(12.3)

Total	$22.6	$19.0	$39.9	$81.5

Note 5. Receivables

Accounts receivable are stated at their estimated net realizable value. Included in receivables are notes receivable of $3.9 million and $7.9 million as of September 30, 2003 and December 31, 2002, respectively. Allowances for doubtful accounts of $9.9 million and $8.9 million as of September 30, 2003 and December 31, 2002, respectively, are netted in the receivable balance.

Note 6. Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (LIFO) method. All other inventories are valued on a first-in, first-out (FIFO) basis.

Inventories on a LIFO method represented $53.5 million and $49.3 million of our inventories as of September 30, 2003 and December 31, 2002, respectively. The excess of FIFO over LIFO costs as of September 30, 2003 and December 31, 2002, were $70.2 million and $70.2 million, respectively. Inventories are summarized as follows:

	September 30, 2003	December 31, 2002
	(in millions)
Finished products and parts	$200.5	$201.0
In-process products and parts	111.4	95.4
Raw materials and supplies	73.4	70.2

Total inventory	$385.3	$366.6
Less:
LIFO reserve and full absorption	(66.6)	(66.6)

Inventories, net	$318.7	$300.0

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

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

Note 9. Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)
	2003	2002	2003	2002
Net (loss) income	$(9.2)	$0.2	$(32.2)	$1.1
Other comprehensive income
Foreign currency translation adjustment	(8.0)	6.1	27.1	15.1
Unrealized (loss) gain on derivative instruments	(3.5)	(1.5)	(1.5)	2.1

Comprehensive (loss) income	$(20.7)	$4.8	$(6.6)	$18.3

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

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

Note 11. Accrued Warranties

We offer warranties on the sale of certain of our products and we record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following shows the activity of our warranty accrual for the three and nine months ended September 30, 2003, respectively:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Balance at the beginning of the period	$20.8	$18.9
Accruals for warranties issued during the period	5.6	13.8
Accruals related to pre-existing warranties	0.1	2.5
Settlements made (in cash or in kind) during the period	(4.0)	(12.7)

Balance at the end of the period	$22.5	$22.5

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

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

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

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

Note 14. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheets as of September 30, 2003 and December 31, 2002 and the statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2002, respectively. In the condensed consolidating

DRESSER, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

financial statements, the investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$66.5	$0.3	$46.4	$—	$113.2
Receivables	121.1	2.7	176.2	—	300.0
Inventories	139.6	12.4	166.7	—	318.7
Other current assets	8.7	—	9.6	—	18.3

Total current assets	335.9	15.4	398.9	—	750.2

Property, plant and equipment	130.7	0.2	73.2	—	204.1
Investments in consolidated subsidiaries	465.6	428.0	—	(893.6)	—
Investment in unconsolidated subsidiaries	0.5	—	9.5	—	10.0
Deferred financing fees and other assets	46.6	—	21.4	—	68.0
Deferred tax assets	—	—	4.7	—	4.7
Prepaid and intangible pension assets	50.3	—	10.4	—	60.7
Goodwill	105.0	23.8	183.6	—	312.4
Intangibles	6.3	—	6.0	—	12.3

Total assets	$1,140.9	$467.4	$707.7	$(893.6)	$1,422.4

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDER’S (DEFICIT) EQUITY

Current liabilities:
Accounts and notes payable	$83.2	$1.3	$116.5	$—	$201.0
Deferred revenue	12.0	—	26.5	—	38.5
Accrued expenses	82.8	0.5	82.4	—	165.7

Total current liabilities	178.0	1.8	225.4	—	405.2

Pension and other retiree benefit obligations	296.0	—	26.1	—	322.1
Long-term debt	954.5	—	4.4	—	958.9
Other liabilities	6.4	—	23.8	—	30.2
Commitments and contingencies

Total liabilities	1,434.9	1.8	279.7	—	1,716.4
Mandatorily redeemable common stock	7.9	—	—	—	7.9
Shareholder’s (deficit) equity:
Shareholder’s (deficit) equity, net	(301.9)	465.6	428.0	(893.6)	(301.9)

Total shareholder’s (deficit) equity	(301.9)	465.6	428.0	(893.6)	(301.9)

Total liabilities, mandatorily redeemable common stock and shareholder’s (deficit) equity	$1,140.9	$467.4	$707.7	$(893.6)	$1,422.4

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2002

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$62.7	$0.5	$55.6	$—	$118.8
Restricted cash	7.5	—	—	—	7.5
Receivables	85.6	2.4	167.6	—	255.6
Inventories	135.3	15.1	149.6	—	300.0
Other current assets	8.0	0.1	7.2	—	15.3

Total current assets	299.1	18.1	380.0	—	697.2

Property, plant and equipment	137.0	0.2	71.7	—	208.9
Investments in consolidated subsidiaries	438.8	399.3	—	(838.1)	—
Investment in unconsolidated subsidiaries	0.1	—	7.2	—	7.3
Deferred financing fees and other assets	53.4	—	19.8	—	73.2
Deferred tax assets	—	—	4.7	—	4.7
Prepaid and intangible pension assets	50.3	—	10.4	—	60.7
Goodwill	112.8	23.8	163.9	—	300.5
Intangibles	2.0	—	4.2	—	6.2

Total assets	$1,093.5	$441.4	$661.9	$(838.1)	$1,358.7

LIABILITIES, MANDATORILY REEDEMABLE COMMON STOCK AND SHAREHOLDER’S (DEFICIT) EQUITY

Current liabilities:
Accounts and notes payable	$68.8	$0.8	$118.9	$—	$188.5
Deferred revenue	11.8	—	7.1	—	18.9
Accrued expenses	43.9	1.8	74.6	—	120.3

Total current liabilities	124.5	2.6	200.6	—	327.7

Pension and other retiree benefit obligations	290.2	—	24.1	—	314.3
Long-term debt	959.8	—	3.5	—	963.3
Other liabilities	6.7	—	34.4	—	41.1
Commitments and contingencies

Total liabilities	1,381.2	2.6	262.6	—	1,646.4

Mandatorily redeemable common stock	7.9	—	—	—	7.9

Shareholder’s (deficit) equity:
Shareholder’s (deficit) equity, net	(295.6)	438.8	399.3	(838.1)	(295.6)

Total shareholder’s (deficit) equity	(295.6)	438.8	399.3	(838.1)	(295.6)

Total liabilities, mandatorily redeemable common stock and shareholder’s (deficit) equity	$1,093.5	$441.4	$661.9	$(838.1)	$1,358.7

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$239.3	$8.2	$194.9	$(24.9)	$417.5
Cost of revenues	185.2	6.8	138.9	(24.8)	306.1

Gross profit	54.1	1.4	56.0	(0.1)	111.4
Selling, engineering, administrative and general expenses	64.2	(0.9)	25.6	(0.1)	88.8

Operating (loss) income	(10.1)	2.3	30.4	—	22.6
Equity earnings of unconsolidated subsidiaries	—	—	0.5	—	0.5
Equity earnings of consolidated subsidiaries	21.3	18.8	—	(40.1)	—
Interest expense	(20.5)	—	(0.7)	—	(21.2)
Interest income	—	—	0.5	—	0.5
Other income (deductions), net	0.1	0.2	(1.1)	—	(0.8)

(Loss) income before taxes	(9.2)	21.3	29.6	(40.1)	1.6
Provision for income taxes	—	—	(10.8)	—	(10.8)

Net (loss) income	$(9.2)	$21.3	$18.8	$(40.1)	$(9.2)

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

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$694.5	$25.3	$536.1	$(72.1)	$1,183.8
Cost of revenues	532.8	20.6	389.8	(71.8)	871.4

Gross profit	161.7	4.7	146.3	(0.3)	312.4
Selling, engineering, administrative and general expenses	184.4	(0.8)	89.2	(0.3)	272.5

Operating income	(22.7)	5.5	57.1	—	39.9
Equity earnings of unconsolidated subsidiaries	—	—	2.0	—	2.0
Equity earnings of consolidated subsidiaries	52.0	46.3	—	(98.3)	—
Interest expense	(61.8)	—	(1.1)	—	(62.9)
Interest income	0.1	—	2.3	—	2.4
Other income, net	0.3	0.2	6.9	—	7.4

(Loss) income before taxes	(32.1)	52.0	67.2	(98.3)	(11.2)
Provision for income taxes	(0.1)	—	(20.9)	—	(21.0)

Net (loss) income	$(32.2)	$52.0	$46.3	$(98.3)	$(32.2)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2002

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$760.9	$19.7	$531.8	$(101.7)	$1,210.7
Cost of revenues	568.3	16.3	405.2	(101.4)	888.4

Gross profit	192.6	3.4	126.6	(0.3)	322.3
Selling, engineering, administrative and general expenses	136.4	1.0	103.7	(0.3)	240.8

Operating income	56.2	2.4	22.9	–	81.5
Equity earnings of unconsolidated subsidiaries	0.1	–	2.5	–	2.6
Equity earnings of consolidated subsidiaries	19.4	17.3	–	(36.7)	–
Interest expense	(74.8)	(0.3)	(3.7)	–	(78.8)
Interest income	0.6	–	1.4	–	2.0
Other deductions, net	(0.2)	–	(0.3)	–	(0.5)

Income (loss) before taxes	1.3	19.4	22.8	(36.7)	6.8
Provision for income taxes	(0.2)	–	(5.5)	–	(5.7)

Net income (loss)	$1.1	$19.4	$17.3	$(36.7)	$1.1

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(32.2)	$52.0	$46.3	$(98.3)	$(32.2)
Adjustments to reconcile net (loss) income to cash flows (used in) provided by operating activities:
Depreciation and amortization	18.6	—	13.1	—	31.7
Equity earnings of unconsolidated affiliates	—	—	(2.0)	—	(2.0)
Equity earnings of consolidated affiliates	(52.0)	(46.3)	—	98.3	—
Loss on repayment of debt	0.1	—	—	—	0.1
Impairment of assets	1.5	—	3.1	—	4.6
Other changes, net	59.1	(5.9)	(18.9)	—	34.3

Net cash (used in) provided by operating activities	(4.9)	(0.2)	41.6	—	36.5

Cash flows from investing activities:
Asset acquisitions	(15.4)	—	—	—	(15.4)
Capital expenditures	(10.3)	—	(7.5)	—	(17.8)
Distributions from unconsolidated subsidiaries	—	—	1.5	—	1.5

Net cash used in investing activities	(25.7)	—	(6.0)	—	(31.7)

Cash flows from financing activities:
Changes in intercompany activity	38.3	—	(38.3)	—	—
Proceeds from the issuance of long-term debt	—	—	—	—	—
Repayment of debt (including current portion)	(7.5)	—	(1.3)	—	(8.8)
Decrease in short-term notes payable	—	—	(9.1)	—	(9.1)
Changes in restricted cash	7.5	—	—	—	7.5
Payment of deferred financing fees	(3.9)	—	—	—	(3.9)

Net cash provided by (used in) financing activities:	34.4	—	(48.7)	—	(14.3)
Effect of translation adjustments on cash	—	—	3.9	—	3.9
Net increase (decrease) in cash and equivalents	3.8	(0.2)	(9.2)	—	(5.6)
Cash and equivalents, beginning of period	62.7	0.5	55.6	—	118.8

Cash and equivalents, end of period	$66.5	$0.3	$46.4	$—	$113.2

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2002

(in millions)

(unaudited)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1.1	19.4	$17.3	$(36.7)	$1.1
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	21.6	—	11.1	—	32.7
Equity earnings of consolidated affiliates	(19.4)	(17.3)	—	36.7	—
Equity earnings of unconsolidated affiliates	(0.1)	—	(2.5)	—	(2.6)
Loss on extinguishment of debt	15.4	—	—	—	15.4
Impairment of assets	1.4	—	—	—	1.4
Other changes, net	77.4	5.2	(44.5)	—	38.1

Net cash provided by (used in) operating activities	97.4	7.3	(18.6)	—	86.1

Cash flows from investing activities:
Asset acquisitions	(21.4)	—	—	—	(21.4)
Capital expenditures	(7.7)	—	(3.3)	—	(11.0)

Net cash used in investing activities	(29.1)	—	(3.3)	—	(32.4)

Cash flows from financing activities:
Changes in intercompany activity	(109.0)	—	109.0	—	—
Proceeds from the issuance of long term debt	256.3	—	—	—	256.3
Repayment of debt (including current portion)	(208.2)	(7.1)	(98.3)	—	(313.6)
Increase in short-term notes payable	—	—	(9.4)	—	(9.4)
Payment of deferred financing fees	(8.2)	—	(0.1)	—	(8.3)
Proceeds from the issuance of stock	10.0	—	—	—	10.0

Net cash (used in) provided by financing activities	(59.1)	(7.1)	1.2	—	(65.0)

Effect of translation adjustments on cash	—	—	2.2	—	2.2
Net increase (decrease) in cash and equivalents	9.2	0.2	(18.5)	—	(9.1)
Cash and equivalents, beginning of period	35.4	—	66.3	—	101.7

Cash and equivalents, end of period	$44.6	$0.2	$47.8	$—	$92.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers including major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the three months ended September 30, 2003, consisted of North America (53.0%), Europe/Africa (27.0%), Latin America (4.4%), Asia (9.8%) and the Middle East (5.8%). We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the nine months ended September 30, 2003, we generated revenues of $1,183.8 million, operating income of $39.9 million and net loss of $32.2 million.

We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow. The continuation of reengineering, plant consolidations and the implementation of a new enterprise-wide reporting, or ERP, system is critical to achieving these improvements. We have incurred and will continue to incur significant costs to implement these initiatives. See “–Restructuring and Other Exit Activities” for a detail of these activities.

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

Flow Control – The first nine months of 2003 was impacted by reduced volume in our on/off valves product line, a weak natural gas distribution market, a slowdown in new construction and aftermarket sales in our pressure relief valve business and soft market conditions in our non-energy related business; all of which negatively impacted our results in this segment. However we did see increased international project activity in our on/off product line resulting in increased bookings for the first nine months of 2003 as compared to 2002.

Measurement Systems – The segment was positively impacted in the first nine months of 2003, by the acquisition of certain North American assets of Tokheim in March 2003. We have substantially completed the integration of these assets with our existing retail fueling business. In addition, market conditions for this segment have improved in the U.S.

Compression and Power Systems – The first nine months of 2003 was impacted by the continued decline in demand for our gas compression equipment, but we were able to offset part of the impact that the reduced sales volume had on our operating income by reducing costs. However, on May 1, 2003, our collective bargaining agreement at our Waukesha, Wisconsin manufacturing plant expired, and a labor strike commenced on May 2, 2003 which resulted in a negative impact in our results of operations in the second and third quarters of 2003.

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

We incurred $15.8 million of restructuring charges for the nine months ended September 30, 2003. Restructuring charges of $3.5 million and $12.3 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, in our condensed consolidated statement of operations. The restructuring charges consist of $15.9 million related to the initiatives taken during the nine months ended September 30, 2003 and a reduction of $0.1 million as a result of changes in estimates related to the initiatives undertaken in 2002.

In 2003, we decided to (1) consolidate a valve operation in Germany (“EDG”) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate an instrument operation in Berea, Kentucky with exiting operations in Brazil into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, and (7) continue a reduction in our workforce. The costs incurred associated with these actions are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 9/30/03
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$(0.4)	$—	$—
Write-down of fixed assets	0.1	—	(0.1)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate Shelton operations
Termination benefits	0.7	(0.7)	—	—
Write-down of fixed assets	0.8	—	(0.8)	—
Other exit activities	1.2	(0.2)	—	1.0
Consolidate Berea operations
Termination benefits	1.9	—	—	1.9
Consolidate German manufacturing operations
Termination benefits	5.1	(3.3)	—	1.8
Write-down of fixed assets	0.6	—	(0.6)	—
Consolidate Canadian plant operations
Termination benefits	0.5	(0.5)	—	—
Houston Consolidation
Termination benefits	1.2	(0.4)	—	0.8
Write-down of fixed assets	1.3	—	(1.3)	—
Company wide reduction in force
Termination benefits	2.0	(1.7)	—	0.3

Total	$15.9	$(7.3)	$(2.8)	$5.8

The following table details the 2003 restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 9/30/03
	(in millions)
Flow Control	$8.5	$(2.6)	$(2.2)	$3.7
Measurement Systems	7.1	(4.4)	(0.6)	2.1
Compression and Power Systems	0.3	(0.3)	—	—

Total	$15.9	$(7.3)	$(2.8)	$5.8

In connection with the activities in the first quarter of 2003, we incurred certain restructuring charges related to termination benefits. We anticipate a workforce reduction of approximately 771 employees, of which approximately 336 had been terminated through September 30, 2003. During the remainder of 2003, we expect to incur approximately $0.4 million in additional expenses for these 2003 initiatives.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) initialize a company wide reduction in our workforce. In 2002, we incurred $6.0 million in expenses related to these activities. During 2003, we revised these costs by $0.1 million. In connection with these 2002 activities, we incurred certain restructuring charges related to termination benefits for approximately 295 employees. Accrued liabilities at September 30, 2003 related to the 2002 restructuring initiatives are as follows:

Description	Reserved at 12/31/2002	Cash Payments	Changes in Estimates	Accrued at 9/30/03
	(in millions)
Discontinuation of several product lines
Termination benefits	$0.4	$(0.4)	$–	$–
Company wide reduction in force
Termination benefits	1.9	(1.6)	(0.1)	0.2

Total	$2.3	$(2.0)	$(0.1)	$0.2

Results of Operations

The following table presents selected financial information regarding each of our segments for the three and nine months ended September 30, 2003 and 2002, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Revenues:
Flow Control	$253.8	$254.9	$729.3	$775.1
Measurement Systems	96.0	80.8	263.0	225.4
Compression and Power Systems	69.5	73.1	195.6	213.0
Reconciling Items, Including Corporate	(1.8)	(0.9)	(4.1)	(2.8)

Total	$417.5	$407.9	$1,183.8	$1,210.7

Gross profit:
Flow Control	$68.6	$59.9	$205.5	$212.3
Measurement Systems	29.3	21.7	66.5	57.0
Compression and Power Systems	13.5	17.4	40.5	53.0
Reconciling Items, Including Corporate	—	0.1	(0.1)	—

Total	$111.4	$99.1	$312.4	$322.3

Selling, engineering, administrative and general expenses:
Flow Control	$55.0	$49.2	$161.8	$148.5
Measurement Systems	16.2	13.6	49.3	41.2
Compression and Power Systems	12.1	13.5	35.8	38.8
Reconciling Items, Including Corporate	5.5	3.8	25.6	12.3

Total	$88.8	$80.1	$272.5	$240.8

Operating income:
Flow Control	$13.6	$10.7	$43.7	$63.8
Measurement Systems	13.1	8.1	17.2	15.8
Compression and Power Systems	1.4	3.9	4.7	14.2
Reconciling Items, Including Corporate	(5.5)	(3.7)	(25.7)	(12.3)

Total	$22.6	$19.0	$39.9	$81.5

Depreciation and amortization:
Flow Control	$5.8	$6.8	$17.8	$18.6
Measurement Systems	1.2	1.3	4.0	3.9
Compression and Power Systems	2.7	3.1	8.2	9.6
Reconciling Items, Including Corporate	0.7	0.2	1.7	0.6

Total	$10.4	$11.4	$31.7	$32.7

Bookings:
Flow Control	$252.2	$228.2	$799.3	$732.0
Measurement Systems	98.1	82.7	268.1	216.5
Compression and Power Systems	86.7	66.1	233.0	209.2

Total	$437.0	$377.0	$1,300.4	$1,157.7

	September 30,
	2003	2002
	(in millions)
Backlog:
Flow Control	$345.7	$279.0
Measurement Systems	49.5	47.9
Compression and Power Systems	77.6	49.6
Reconciling Items, Including Corporate	(0.6)	(3.5)

Total	$472.2	$373.0

Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

Consolidated

Revenues. Revenues were $417.5 million and $407.9 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $9.6 million, or 2.4%. Positive increases from our measurement segment, due to the Tokheim asset purchase and increased equipment service revenue in the U.S. market were offset in part by decreases in our flow control segment and our compression and power systems segment. In our flow control segment, our pressure relief and instruments product lines were impacted by reduced demand from soft markets while our on/off and piping and metering specialties product lines benefited from higher sales volume. Our control valves product line decreased due primarily to project revenues from the prior year not repeating in the current period. Our compression and power systems segment was impacted by a decline in our gas compression engine sales as a result of a labor strike which ended in the month of July and weak natural gas compression demand.

Cost of revenues. Cost of revenues as a percentage of revenues were 73.3% and 75.7% for the three months ended September 30, 2003 and 2002 respectively. During the third quarter of 2003, we incurred approximately $2.4 million in restructuring charges. In 2002, we decided to discontinue several small product lines which resulted in inventory markdowns of approximately $3.9 million and incurred non-cash charges of approximately $5.7 million related to inventory shrinkage and establishment of additional reserves for excess and obsolete inventory. In addition, during the third quarter of 2002, cost of revenues as a percentage of revenues, was negatively impacted by a substantial volume of low margin third-party buyouts associated with Barracuda-Caratinga, a large off-shore project substantially completed in 2002.

Gross Profit. Gross profit was $111.4 million and $99.1 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $12.3 million or 12.4%. As a percentage of revenues, gross profit increased to 26.7% in 2003 from 24.3% in 2002, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses were $88.8 million and $80.1 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $8.7 million or 10.9%. During the quarter, we incurred restructuring charges of $4.0 million and approximately $2.7 million in expenses associated with the restatement and re-audit of our financial statements. As a percentage of revenues, these costs rose to 21.3% of revenues in 2003 from 19.6% of revenues in 2002.

Operating Income. Operating income was $22.6 million and $19.0 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $3.6 million or 18.9% which was a result of the factors discussed above.

Interest Expense. Interest expense was $21.2 million and $21.6 million for the three months ended September 30, 2003 and 2002, respectively. This was a decrease of $0.4 million or 1.9%. The decline in interest expense can primarily be attributable to a decline in our debt balance in 2003 as compared to 2002.

(Provision) benefit for income taxes. (Provision) benefit for income taxes was ($10.8) million and $2.9 million for the three months ended September 30, 2003 and 2002, respectively. The provision for income taxes primarily resulted from changes in the geographical distribution of taxable income in various foreign jurisdictions. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the periods indicated above for our U.S. operations.

Bookings and Backlog. Bookings were $437.0 million and $377.0 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $60.0 million or 15.9%. The increase in bookings is primarily attributable to strong increases in our on/off product line primarily from increased international project activity, as well as bookings in our measurement systems segment which benefited from the

Tokheim asset purchase. Backlog at September 30, 2003 was $472.2 million compared to $373.0 million at September 30, 2002.

Segment Analysis

Flow Control. Revenues were $253.8 million and $254.9 million for the three months ended September 30, 2003 and 2002, respectively. This was a decrease of $1.1 million or 0.4%. The decline is primarily attributable to declines in revenues of approximately $10.6 million in our control valves product line. Contributing to the decline was the non-recurrence of major project shipments from our U.S., Japanese and French operations in 2003. A decline in our control valve product line was largely offset by increases in our on/off product line from increased international demand, as well as our metering and piping specialties product line which benefited from increased demand in U.S. markets.

Gross profit was $68.6 million and $59.9 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $8.7 million or 14.5%. Gross profit in 2002 was impacted by several factors. In the third quarter of 2002, we decided to exit certain product lines which resulted in inventory markdowns of $3.7 million. We also recorded additional reserves of approximately $5.2 million related to inventory shrinkage and excess and obsolete inventory. In addition, in our on/off valve product line, we had a substantial volume of low margin third-party buyouts associated with the Barracuda-Caratinga project. In comparison, we incurred $2.4 million in restructuring charges in the third quarter of 2003. As a percentage of revenues, gross margins increased to 27.0% in 2003 from 23.5% in 2002.

Selling, engineering, administrative, and general expenses were $55.0 million and $49.2 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $5.8 million or 11.8%. During the quarter, we incurred approximately $2.6 million in restructuring charges. In addition, administrative and general costs in our on/off product line increased by approximately $1.0 million in part due to additional costs associated with the Houston, Texas plant consolidations. During the third quarter of 2002, the segment was impacted by restructuring charges of $1.8 million related to severance costs and the impairment of assets.

Operating income was $13.6 million and $10.7 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $2.9 million or 27.1% as a result of the factors discussed above.

Bookings were $252.2 million and $228.2 million for the three months ended September 30, 2003 and 2002, respectively, an increase of $24.0 million or 10.5%. Backlog at September 30, 2003 was $345.7 million compared to $279.0 million at September 30, 2002. The increase resulted primarily from increases in international project bookings and backlog.

Measurement Systems. Revenues were $96.0 million and $80.8 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $15.2 million or 18.8%. The increases in revenue can primarily be attributed to sales of $8.3 million related to the Tokheim asset purchase, $5.5 million as a result of increased equipment and service revenue in the U.S. market, and higher export sales in Brazil of $1.6 million.

Gross profit was $29.3 million and $21.7 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $7.6 million or 35.0%, primarily generated from increased sales volume, as discussed above. As a percentage of revenues, gross margins increased to 30.5% in 2003 as compared to 26.9% for the same period in 2002.

Selling, engineering, administrative, and general expenses were $16.2 million and $13.6 million for the three months ended September 30, 2003 and 2002, respectively. This was an increase of $2.6 million or 19.1%. The increase in these expenses is primarily attributable to the selling, engineering, administrative and general expenses associated with the Tokheim asset purchase and an increase in restructuring charges. Included in these expenses in 2003 are $2.1 million associated with the Tokheim asset purchase. During the third quarter of 2003, we incurred $1.4 million in restructuring charges as compared to $0.4 million in 2002. As a percentage of revenue, expenses were 16.9% in 2003 as compared to 16.8% for the same period in 2002.

Operating income was $13.1 million and $8.1 million for the three months ended September 30, 2003 and 2002, respectively. The increase of $5.0 million or 61.7% was a result of the factors discussed above.

Bookings were $98.1 million and $82.7 million for the three months ended September 30, 2003 and 2002, respectively, an increase of 18.6%. The increase in bookings was primarily a result of increased bookings to our U.S distributors and high volume retailers offset in part by declines in bookings from our major oil customers. Backlog at September 30, 2003 was $49.5 million compared to $47.9 million at September 30, 2002, an increase of 3.3%. Bookings and backlog were also positively impacted by the Tokheim asset purchase.

Compression and Power Systems. Revenues were $69.5 million and $73.1 million for the three months ended September 30, 2003 and 2002 respectively. This was a decrease of $3.6 million or 4.9%. In our Waukesha division, original equipment sales declined approximately $4.8 million as a result of the negative impact of the strike and diminished gas compression demand. Aftermarket part sales were up approximately $2.0 million from the prior year. We also experienced a decline in our blower product line of approximately $0.8 million in part due to the lower sales of small rotary blowers.

Gross profit was $13.5 million and $17.4 million for the three months ended September 30, 2003 and 2002, respectively. This was a decrease of $3.9 million or 22.4%. As a percentage of revenues, gross margins decreased to 19.4% in 2003 from 23.8% in 2002. Margins for the segment were negatively impacted by the effect of the strike.

Selling, engineering, administrative, and general expenses were $12.1 million and $13.5 million for the three months ended September 30, 2003 and 2002, respectively. This was a decrease of $1.4 million or 10.4%. The decrease is primarily a result of certain charges taken in the third quarter of 2002. In 2002, we recognized an impairment charge of approximately $0.9 million and restructuring charges of $0.3 million. As a percentage of revenue, these costs decreased to 17.4% in 2003 from 18.5% in 2002.

Operating income was $1.4 million and $3.9 million for the three months ended September 30, 2003 and 2002, respectively. The decrease of $2.5 million or 64.1% was a result of the factors discussed above.

Bookings were $86.7 million and $66.1 million for the three months ended September 30, 2003 and 2002, respectively. Backlog at September 30, 2003 was $77.6 million compared to $49.6 million at September 30, 2002. This increase in backlog is primarily attributable to delayed shipments from our Waukesha plant as a result of the strike.

Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

Consolidated

Revenues. Revenues were $1,183.8 million and $1,210.7 million for the nine months ended September 30, 2003 and 2002, respectively. This was a decrease of $26.9 million, or 2.2%. In our flow control segment, our on/off product line and our metering and piping specialties product line was impacted by weak markets in the first half of 2003. Our compression and power systems segment was significantly impacted by a labor strike and weak natural gas compression demand. However, we did have increases in revenue from our retail fueling business, which benefited from the Tokheim asset purchase as well as increased sales in our U.S. market.

Cost of revenues. Cost of revenues as a percentage of revenues were 73.6% and 73.4% for the nine months ended September 30, 2003 and 2002 respectively. These costs as a percentage of revenue were primarily impacted by our compression and power systems segment, where the strike and a reduction in sales of our relatively high margin gas compression equipment had a significant negative impact on our cost of revenues as a percentage of revenue.

Gross Profit. Gross profit was $312.4 million and $322.3 million for the nine months ended September 30, 2003 and 2002, respectively. This was a decline of $9.9 million or 3.1%. As a percentage of revenues, gross profit decreased to 26.4% in 2003 from 26.6% in 2002, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses were $272.5 million and $240.8 million for the nine months ended September 30, 2003 and 2002, respectively. This was an increase of $31.7 million or 13.2%. Approximately $13.3 million of the increase can be attributable to a rise in these expenses at our corporate headquarters. We incurred approximately $8.4 million in expenses associated with the restatement and re-audit of our financial statements and an additional $4.2 million in acquisition-related costs. We also incurred restructuring expenses in our business segments of approximately $12.3 million in 2003 as compared to $2.5 million in 2002. In addition, we had a write-off of $2.4 million in software costs which were impaired as a result of the ERP implementation. As a percentage of revenues, these costs rose to 23.0% of revenues in 2003 from 19.9% of revenues in 2002.

Operating Income. Operating income was $39.9 million and $81.5 million for the nine months ended September 30, 2003 and 2002, respectively. This was a decrease of $41.6 million or 51.0%, primarily as a result of the factors discussed above.

Interest Expense. Interest expense was $62.9 million and $78.8 million for the nine months ended September 30, 2003 and 2002, respectively. This was a decrease of $15.9 million or 20.2%. This variance was primarily a result of a charge taken in 2002 for the write-off of unamortized deferred financing fees. In 2002, we extinguished our Tranche A term loan and made optional pre-payments on our Tranche B term loan, and as a result, we wrote off $15.4 million of unamortized deferred financing fees. During 2003, we recorded a $0.1 million charge related to unamortized deferred financing fees as a result of the optional prepayment on our Tranche B term loan.

Provision for income taxes. Provision for income taxes was $21.0 million and $5.7 million for the nine months ended September 30, 2003 and 2002, respectively. The provision for income taxes was impacted by changes in the geographical distribution of taxable income in various foreign jurisdictions. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the periods indicated above for our U.S. operations.

Bookings and Backlog. Bookings were $1,300.4 million and $1,157.7 million for the nine months ended September 30, 2003 and 2002, respectively. This was an increase of $142.7 million or 12.3%. The increase in bookings is primarily attributable to strong increases in our on/off product line primarily from increased international project activity, as well as bookings in our measurement systems segment which benefited from the Tokheim asset purchase. Backlog at September 30, 2003 was $472.2 million compared to $373.0 million at September 30, 2002.

Segment Analysis

Flow Control. Revenues were $729.3 million and $775.1 million for the nine months ended September 30, 2003 and 2002, respectively. This was a decrease of $45.8 million or 5.9%. The decrease was primarily a result of lower sales volume in our on/off product line. In 2002, this product line had significant sales related to the Barracuda-Caratinga project, which was substantially completed in 2002. Our metering and piping specialties product line experienced a decline of approximately $4.8 million as a result of a continued downturn in the North American local gas distribution markets. Our control valves product line experienced a decline of approximately $4.7 million primarily as a result of major project shipments in 2002 not repeating in 2003. Our pressure relief product line experienced a decline of approximately $4.3 million as a result of the general downturn in new construction project business. In addition, our instruments product line experience a decline of approximately $4.1 million primarily due to continued economic weakness in its U.S. based markets.

Gross profit was $205.5 million and $212.3 million for the nine months ended September 30, 2003 and 2002, respectively. This was a decline of $6.8 million or 3.2%. Gross profit was impacted by a loss in sales volume in all of our product lines in this segment. As a percentage of revenues, gross profit remained relatively stable at 28.2% in 2003 as compared to 27.4% in 2002.

Selling, engineering, administrative, and general expenses were $161.8 million and $148.5 million for the nine months ended September 30, 2003 and 2002, respectively. This was an increase of $13.3 million or 9.0%. We experienced higher selling expenses in our on/off valves due to commissions associated with increased project group sales and a higher content of commissionable international sales. Our control valves product line was also impacted by higher selling costs. In addition, we incurred approximately $5.3 million in restructuring charges and $2.4 million for the write-off of certain software costs. As a percentage of revenue, these costs increased to 22.2% in 2003 from 19.2% in 2002.

Operating income was $43.7 million and $63.8 million for the nine months ended September 30, 2003 and 2002, respectively. This was a decrease of $20.1 million or 31.5% as a result of the factors discussed above.

Bookings were $799.3 million and $732.0 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $67.3 million or 9.2%. Backlog at September 30, 2003 was $345.7 million compared to $279.0 million at September 30, 2002, an increase of $66.7 million or 23.9%. The increase resulted from continued increases in international project.

Measurement Systems. Revenues were $263.0 million and $225.4 million for the nine months ended September 30, 2003 and 2002, respectively. This was an increase of $37.6 million or 16.7%. The increases in revenue can primarily be attributed to sales of approximately $25.0 million related to the Tokheim asset purchase as well as increased equipment, systems, and service revenue in the U.S. market.

Gross profit was $66.5 million and $57.0 million for the nine months ended September 30, 2003 and 2002, respectively. This was an increase of $9.5 million or 16.7%. As a percentage of revenues, gross margins remained flat at 25.3%. The positive contribution to gross profit from increased Tokheim assets sales volume was mitigated in part by transition related expenses and higher operating costs in the first half of the year as we consolidated the Tokheim assets into our Dresser Wayne business. In addition, as a result of our German restructuring, we experienced lower volumes and higher manufacturing costs as we shifted production from Germany to Sweden.

Selling, engineering, administrative, and general expenses were $49.3 million and $41.2 million for the nine months ended September 30, 2003 and 2002, respectively. This was an increase of $8.1 million or 19.7%. The increase is primarily attributable to the $6.7 million of restructuring charges in 2003 as compared to $0.4 million in 2002. In addition, included in these expenses in 2003 are $5.9 million associated with the Tokheim asset purchase which were offset in part with certain U.S cost savings achieved. As a percentage of revenue, these costs increased to 18.7% in 2003 from 18.3% in 2002.

Operating income was $17.2 million and $15.8 million for the nine months ended September 30, 2003 and 2002, respectively. The increase of $1.4 million or 8.9% was a result of the factors discussed above.

Bookings were $268.1 million and $216.5 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of 23.8%. The increase in bookings was primarily a result of increased bookings to our U.S distributors and high volume retailers offset in part by declines in bookings from our major oil customers. Backlog at September 30, 2003 was $49.5 million compared to $47.9 million at September 30, 2002, an increase of 3.3%. Bookings and backlog also benefited from the Tokheim asset purchase.

Compression and Power Systems. Revenues were $195.6 million and $213.0 million for the nine months ended September 30, 2003 and 2002 respectively. This was a decrease of $17.4 million or 8.2%. The decrease in sales reflects lower demand for our principal gas compression related product line and strike–related production delays. Sales of this product declined approximately $12.2 million. However, sales of certain smaller sized engines into shallow gas compression applications increased, primarily in North America. Power generation related products also showed some improvement as a result of an increase in domestic power generation markets. Aftermarket service parts sales volume also increased by approximately $4.1 million.

Gross profit was $40.5 million and $53.0 million for the nine months ended September 30, 2003 and 2002, respectively. This was a decrease of $12.5 million or 23.6%. As a percentage of revenues, gross margins decreased to 20.7% in 2003 from 24.9% in 2002. Margins for the segment were negatively impacted by the effect of the strike.

Selling, engineering, administrative, and general expenses were $35.8 million and $38.8 million for the nine months ended September 30, 2003 and 2002, respectively. This was a decrease of $3.0 million or 7.7%. The reduction in expenses is primarily a result of certain restructuring and cost savings initiatives undertaken in 2002, which have resulted in savings in payroll as a result of head count reductions, as well as technical engineering services, maintenance, travel, supplies, and advertising expenses. However, these savings were in part offset by strike related costs. In addition, 2002 was impacted by an impairment charge of $0.9 million. As a percentage of revenue, these costs increased to 18.3% in 2003 from 18.2% in 2002.

Operating income was $4.7 million and $14.2 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $9.5 million or 66.9% was a result of the factors discussed above.

Bookings were $233.0 million and $209.2 million for the nine months ended September 30, 2003 and 2002, respectively. Backlog at September 30, 2003 was $77.6 million compared to $49.6 million at September 30, 2002, an increase of 56.5%, which was primarily due to strike-related production delays.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and equivalents were $113.2 million and $92.6 million as of September 30, 2003 and 2002, respectively. A significant portion of our cash and equivalents is utilized in our international operations and may not be immediately available to service debt in the United States.

Net cash flows generated from operating activities was $36.5 million and $86.1 million for the nine months ended September 30, 2003 and 2002, respectively. Decreases in operating cash flow are attributable to a significant decline in operating income.

Net cash flows used in investing activities was $31.7 million for the nine months ended September 30, 2003. Net cash flows used in investing activities resulted from the acquisition of certain assets of Tokheim North America for approximately $15.4 million and capital expenditures of $17.8 million. Net cash flows used in investing activities was $32.4 million for the nine months ended September 30, 2002, resulting from cash used for the Modern acquisition and capital expenditures.

Net cash flows used in financing activities was $14.3 million for the nine months ended September 30, 2003 resulting primarily from the repayment of debt and payment of deferred financing fees in connection with the amendments to our credit agreement. A repayment of $7.5 million was made with the application of the $7.5 million in restricted cash which was placed in escrow in December 2002. Net cash flows used in financing activities was $65.0 million for the nine months ended September 30, 2002, resulting primarily from the repayment of debt with the proceeds from the issuance of additional senior subordinated notes and the payment of deferred financing fees. In addition, we issued an additional 250,000 shares of class B common stock for proceeds of $10.0 million.

We entered into a sixth amendment and waiver to our credit agreement on August 5, 2003, which extended to December 15, 2003 our deadline for providing our senior lenders with audited financial statements for the fiscal years ended December 31, 2001 and December 31, 2002. This amendment also waived, among other things, any default or event of default relating in any respect to the 2001 re-audit, revision or restatement of any financial statement delivered to the senior lenders prior to August 5, 2003, including any default or event of default relating in any respect to any errors contained in such financial statements. The amendment grants a suspension period to deliver audited financials with respect to the waiver, which began on March 31, 2003 and ends on the earlier of (1) December 15, 2003 or (2) the date on which the administrative agent receives the audited annual financial statements for the years ended December 31, 2002 and 2001.

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

As of September 30, 2003, we had $555.2 million of senior subordinated notes, including a $5.2 million premium, $396.6 million of debt consisting of the Tranche B term loan under the credit facility, $4.2 million of other long-term debt and $5.0 million in capital leases. In addition, we have a $100.0 million revolving credit facility, subject to certain conditions, of which $70.5 million was available and $29.5 million was utilized for letters of credit as of September 30, 2003.

The following tables set forth the contractual cash commitments for debt and lease obligations as well as commitments for the next several years:

	Remainder of 2003	2004	2005	2006	2007	2008 and Thereafter	Total
	(in millions)
Contractual Cash Obligations
Long-Term Debt[1]	$0.2	$0.9	$3.1	$5.2	$4.8	$936.6	$950.8
Capital Lease Obligations	0.6	2.0	2.4	–	–	–	5.0
Operating Leases	4.9	14.4	12.6	10.6	6.5	20.2	69.2

Total Contractual Cash Obligations	$5.7	$17.3	$18.1	$15.8	$11.3	$956.8	$1,025.0

[1]	Excludes a $5.2 premium, which is being amortized over the term of the notes.

	Remainder of 2003	2004	2005	2006	2007	2008 and Thereafter	Total
	(in millions)
Commitments
Letters of Credit	$2.9	$24.8	$1.7	$–	$0.1	$–	$29.5

Total Commitments	$2.9	$24.8	$1.7	$–	$0.1	$–	$29.5

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

The businesses of most of our customers, particularly oil, gas and chemical companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. For example, due to the recent downturn in the energy industry and overall industrial economy, many of our key customers have reduced their capital spending, which has resulted in reduced demand for our products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, certain of our customers may experience reduced access to capital during economic downturns. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, because we only compete in some segments of the energy infrastructure industry, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole. See “–Market Forces.”

The loss of one of our large customers, or failure to win national, regional and global contracts from an existing customer, could reduce our cash flow, market share and profits.

For the nine months ended September 30, 2003, our largest customer represented approximately 2.2% of total revenues, and our top ten customers collectively represented approximately 12.7% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, were 47.0% for the nine months ended September 30, 2003. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of September 30, 2003, we had approximately 7,600 employees. Approximately 39% of our U.S. workforce and 45% of our global workforce is represented by labor unions. Currently, of our material collective bargaining agreements, one will expire in May 2004, three will expire in 2005, two will expire in 2006 and two will expire in 2008. Two of our labor contracts will expire at the time the respective plants are closed. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

We are a highly leveraged company. As of September 30, 2003, we had $961.0 million of outstanding long-term indebtedness, including the current portion of long-term debt, $12.0 million of short-term notes and a stockholders’ deficit of $301.9 million. This level of indebtedness could have important consequences, including the following:

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

The terms of the indenture governing the notes do not prohibit us from incurring significant additional indebtedness in the future. As of September 30, 2003, we had $70.5 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

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

As of September 30, 2003, the notes and the subsidiary guarantees would have been subordinated to $405.8 million of long-term indebtedness, including the current portion of long-term debt, $12.0 million of short-term indebtedness and approximately $70.5 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

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

The guarantors of the notes include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the nine months ended September 30, 2003 of our subsidiaries that are not guarantors were $536.1 million. As of September 30, 2003, those subsidiaries held 49.8% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

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

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
Euro
Contract Amount	$17.9	$42.3	$—	$—	$—	$—	$60.2	$0.4
Avg. Contract Rate	1.1124	1.1247	—	—	—
Related forward contracts to sell GBP
Euro
Contract Amount	$0.1	$—	$—	$—	—	$—	$0.1	$—
Avg. Contract Rate	0.7030	—	—	—	—	—
Related forward contracts to buy USD
South African Rand
Contract Amount	$0.3	$—	$—	$—	$—	$—	$0.3	$—
Avg. Contract Rate	7.8381	—	—	—	—	—
Euro
Contract Amount	$0.3	$—	$—	$—	$—	$—	$0.3	$—
Avg. Contract Rate	1.1347	—	—	—	—	—
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.1	$0.1	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	9.1116	9.7400	—	—	—	—
Related forward contracts to buy GBP
Euro
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	0.6695	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$0.6	$2.6	$2.9	$0.7	$0.7	$552.2	$559.7	$582.4
Average Interest Rate	9.28%	99%	9.31%	9.33%	9.33%	9.35%
Variable Rate	$—	$—	$2.1	$4.1	$4.1	$386.3	$396.6	$396.6
Average Interest Rate	4.70%	4.99%	5.39%	5.79%	6.09%	6.65%
Euro Functional Currency
Fixed Rate	$0.3	$1.1	$1.2	$1.1	$0.6	$0.4	$4.7	$4.5
Average Interest Rate	7.48%	7.79%	8.42%	8.17%	9.75%	9.75%

Item 4.	Controls and Procedures

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

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures both as of September 30, 2003, the end of the period covered by this report, and, because of the late filing of this report, during the weeks preceding the filing of this report. Based upon the foregoing, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure and that the following initiatives with respect to our disclosure controls and procedures were required:

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

Item 6.	Exhibits and Reports on Form 8-K

a.)	Exhibits

Exhibit No.	Description of Exhibit

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Filed herewith

b.)	Report s on Form 8-K

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

Current Report on Form 8-K dated November 18, 2003 reporting under Item 9 Regulation FD Disclosure announcing the launch of a consent solicitation with respect to our $550 million 9 3/8% senior subordinated notes due 2011 and Item 12. Results of Operations and Financial Condition announcing the operating results for the third quarter of fiscal year 2003.

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