Form 10-K
period 2003-12-31
DRESSER INC
filed 2004-03-30
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 333-60778

DRESSER, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2795365
(State or Other	(I.R.S. Employer
Jurisdiction of Incorporation)	Identification No.)

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

The number of shares outstanding of common stock (par value $0.01 per share) as of March 30, 2004 was 1,000.

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

On July 3, 2002, we modified our corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. We are now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. On July 3, 2002, the shares of Dresser were cancelled and the holders thereof became shareholders of Dresser, Ltd. Dresser Holdings, Inc. and Dresser Holdings, Ltd. have no assets or liabilities, other than common stock holdings of Dresser and Dresser Holdings, Inc., respectively, conduct no operations outside of Dresser and have no transactions to date other than those incidental to their formation or insignificant equity transactions.

Overview

We design, manufacture and market equipment and services sold primarily to customers in the energy industry. Our three business segments are flow control, measurement systems and compression and power systems. We sell our products and services globally to customers including major oil companies, multinational engineering and construction companies and other industrial firms. We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the year ended December 31, 2003, we generated revenues of $1,657.0 million, operating income of $48.6 million, and incurred a net loss of $44.7 million.

We offer our customers products, many of which are highly engineered, and services used to produce, transport, process, store and distribute oil and natural gas and their by-products. Because many of our products are used in mission-critical applications, our customers often require us to meet internal, government and industry standards, an expensive process that can take years, in order to reduce the likelihood of costly system failures. Our products are often developed and engineered in cooperation with our customers for specific applications. Although price is an important element, the purchasing decisions for these customized products are also driven by product performance, technical specifications and the ability to deliver service and support. We are increasingly combining our products and services to develop integrated solutions to meet our customers’ needs.

We believe that our installed base of energy infrastructure equipment is one of the largest in the world in the markets we serve. This significant installed base provides us with a recurring demand for replacement parts and equipment upgrades and a substantial platform to expand our aftermarket service business. A significant portion of replacement equipment, parts and maintenance services in our businesses is awarded to the original equipment manufacturer. Aftermarket parts and services typically carry higher margins than our original equipment sales, and accounted for approximately 23% of our revenues in 2003.

Competitive Strengths

We believe the following competitive strengths position us to enhance our growth and profitability:

•	Worldwide Market Leader. Originally founded in 1880, Dresser has a long history of leadership and innovation in the energy infrastructure industry. We believe that we have a leading market position in most of our served markets. We operate in over 100 countries worldwide through a global sales and service network of over 400 direct sales and service representatives, 900 independent distributors and 300 authorized service centers. Our brands are well-known for quality and performance. We have developed many technological and product breakthroughs in our markets, and produce some of the most advanced products available in each of our businesses. These products typically command higher margins than our other products and help us maintain a strong market position. Our brand identities have earned customer loyalty in each business segment, help us capture aftermarket business and assist us in obtaining additional business, particularly as our customers look to procure from fewer manufacturers who can supply and service them globally.

•	Established Approved Vendor Status. The majority of our revenues are derived from products that are used in processes involving volatile or hazardous gases and liquids where the consequences of product failure can be severe. Because of the potential impact of failures, our customers often limit the number of their approved vendors and require that products complete extensive testing and qualification programs before being used. Also, our customers are reluctant to replace proven equipment designs with those of new or unknown manufacturers. Completing the required testing and qualification for placement on approved vendor or product lists can take several years and may require large capital expenditures. Our products hold over 120 regulatory and industry approvals or certifications worldwide and are approved for use by almost all major energy customers. We believe that our reputation and history of previous qualification and certification as an approved vendor provides us with a competitive advantage.

•	Benefits of a Large Installed Base. We believe that our global installed base of products is among the largest in each of our business segments. Many of our product lines require ongoing maintenance and parts replacement, which provides us with a recurring source of revenues that typically carry higher margins than our original equipment sales. Our aftermarket business accounted for approximately 23% of our revenues in 2003 and enables us to maintain strong customer relationships and increase our understanding of our customers’ needs.

•	Well Positioned to Provide Global Integrated Solutions. With a manufacturing, sales or service presence in over 100 countries, we believe that our global reach and broad product offering provide a significant advantage in competing for business from large, multinational customers. Our customers are increasingly seeking to outsource the service, maintenance and management of their facilities and equipment, as they redefine their core competencies away from building and maintaining fixed assets and seek to reduce their total costs of ownership. We believe that our comprehensive array of products and services and global presence allow us to compete successfully for a broader range of multinational projects and provide the design, engineering and aftermarket support that our customers demand.

•	Strong Relationships With Customers. We sell our products globally to more than 10,000 customers. We have long-standing relationships with the world’s major oil companies, multinational engineering and construction companies and other Fortune 500 firms. Our top ten customers for 2003 included ExxonMobil, ChevronTexaco, BP AMOCO, and Shell. We often work directly with our customers’ design and engineering departments to develop products to meet specific infrastructure needs or other customer requirements. For example, we collaboratively designed, engineered, fabricated and tested several innovative high pressure control systems for the subsea pipelines that transport oil and gas produced by TotalFinaElf and Shell operated oil and gas fields in the North Sea.

Business Strategy

•	Capitalize On Favorable Energy Infrastructure Trends. As a worldwide market leader, we believe we are well positioned to benefit from the expected long-term global growth in energy infrastructure investment. In particular, our international presence and our product and service offerings for our natural gas and power generation customers position us to benefit from increases in demand in these sectors.

•	Increase Operational Efficiency, Effectiveness and Cash Flows. We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency, effectiveness and cash flows. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flows.

•	Expand Our Product Line and Exploit Recently Developed Products. Throughout our long history, we have worked closely with our customers to develop products that meet their specific requirements. We are developing new technologies that transmit control and measurement data generated by our products that allow our customers to remotely monitor the performance of their plant and equipment. These technologies can substantially lower operating costs for our customers. For example, Transco uses our LogMan™ software and regulators to remotely monitor pressure and control natural gas delivery in the United Kingdom. In addition, we have developed, and continue to develop, products that transmit data that enables predictive maintenance, thereby reducing unexpected downtime. We believe these technologies represent an opportunity for increased revenues from both new product sales and upgrades to our existing installed base.

•	Make Accretive Strategic Acquisitions. In general, we pursue acquisition opportunities that fit within our current business strategies. We typically look for acquisitions of businesses that add new products or technology to our portfolio, give us access to new markets, or enhance current market positions. Since the leveraged recapitalization in April 2001, we have acquired several businesses or assets of businesses in transactions valued between approximately $150,000 and $80 million. These acquisitions have been primarily in the areas of valve manufacturing, aftermarket and service businesses, and retail fueling manufacturing. We most recently acquired certain assets of Tokheim North America and its MSI subsidiary in the measurement systems segment.

Products and Services

We have three business segments: flow control, measurement systems, and compression and power systems. Our businesses are organized around the products and services provided to the customers they serve. The flow control segment consists of valve, actuator, instruments, meters, regulators, and piping specialties product lines. We have aggregated these product lines into this segment as we believe these product lines are similar in nature, have similar economic characteristics, serve the same type or class of customer and have similar distribution and production processes. Measurement systems primarily reflects the results of our retail fueling product line. The compression and power systems segment reports the results of our natural gas engine and industrial blower product lines. Segment and geographic financial information appear in note 20 to our financial statements located elsewhere in this report.

Flow Control

Our flow control segment manufactures control valves, on/off valves, pressure relief valves and actuators. We serve the oil and gas production, transportation, storage, refining, petrochemical and power generation sectors of the energy industry. We believe we produce one of the most complete valve product lines for the energy infrastructure industry, including both standard and customized product offerings. Our broad portfolio of products, combined with a global sales and service network, positions us as one of the preferred global flow control solutions providers. In addition, our technical expertise and product knowledge allow us to be one of a few global vendors who can meet the needs of our most demanding energy customers, including products specially-designed for deep-water and severe service applications. Our valve products compete at unit price levels ranging from approximately $200 to over $500,000.

In addition to valve products, our flow control segment also designs, manufactures and markets five other primary product lines: meters, instruments, pressure regulators, integrated flow systems and piping specialties. Demand for these products is driven primarily by natural gas consumption and infrastructure spending in the hydrocarbon and chemical process industries. Customer trends such as integration of information technology systems with “smart” equipment and increased outsourcing of metering and monitoring services are also expected to drive demand in this market.

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

On/off valves, which are sold under the Control Seal™, Grove®, Ledeen™, Ring-O®, TK®, Tom Wheatley™, Wheatley® and Texsteam™ brand names, are typically used in applications that either require flow to be completely on or off or have limited flow adjustment capabilities. Included in this category are: ball, gate, globe, check and butterfly valves. We have designed and patented hundreds of specialized on/off valve products. Among other new product development programs, we are designing subsea ball and check valves for deep-water oil and gas development, fire-proof valves, severe service valves, liquefied natural gas valves and more cost-effective rising-stem ball valves. Many of these valves are custom manufactured from specialty materials to handle the demanding environments in which they will be used and to meet our customers’ stringent specifications. Demand for our on/off valves is generally driven by development of oil and natural gas reserves as well as pipeline construction. In recent years the U. S. has seen a slowdown in both of these areas which has affected our business. Conversely, there has been strong development activity in international areas such as offshore Brazil, onshore and offshore West Africa, the Middle East, Asia, and Russia. We have been successful in winning many international tenders and have seen a corresponding shift in our business.

Control valves, which are sold under the Masoneilan®, and Becker Precision Equipment™ (BPE™) brands, are used primarily in applications that require continuous and accurate control of flow rates. Control valves adjust flow passage size at the direction of remote signals emanating from an external control system. We are developing new “smart” technologies that transmit control and measurement data generated by our products to our customers’ service systems that remotely monitor the performance of their plant and equipment. These technologies can substantially lower operating costs for our customers. In addition, we are developing products that remotely transmit predictive maintenance information, thereby avoiding unexpected downtime. We believe providing smart capabilities to enhance our existing product lines will be an important driver of growth in our valve business over the next several years. We are currently marketing smart valve products with both analog and digital communication interfaces. We expect demand for digital products to grow significantly in the future as this relatively new communication interface matures.

We have established a product development and marketing alliance with Yokogawa Electric Corporation, a leading Japanese process control systems provider, in order to offer our customers integrated valve and control system solutions. These integrated solutions and smart products typically command higher margins than our standard valve product offerings. In 2003, the Masoneilan® control valve product line joined the Honeywell PKS® (PKS is a registered trademark of Honeywell International, Inc.) (Process Knowledge Solutions)® program. This marketing and technology development program is aimed at providing end users with fully integrated and interoperable control, diagnostic and maintenance solutions. Masoneilan is one of two control valve suppliers selected to participate in this program. Honeywell is a market leader in the supply of advanced control systems and instruments to the process control industry. There is a significant component of aftermarket sales associated with the control valve product line. For the past several years there has been a slowdown in aftermarket sales in the U.S. and to a lesser extent in Europe. In 2003, these aftermarket sales stabilized but did not show much, if any, rebound as industry activity began to pick up. However, international activity for new construction has been strong, and we have been successful in expanding our business in new markets such as power generation and floating production systems.

Pressure relief valves, including both safety and safety relief valve types, are used to protect process equipment from excessive pressure. We sell our pressure relief valves to the power generation, oil and gas, and refining and petrochemical industries under the Consolidated® brand name. We are developing new products for use in growing applications, including enhanced pilot operated safety valves for use in offshore and liquefied natural gas applications. In the pressure relief product line, aftermarket sales have been weak in the U.S. and Europe, generally tracking trends in our served markets. However, we have experienced some growth in international sales.

Meters, pressure regulators and piping specialties, which are sold primarily to customers in the natural gas industry under the Roots®, Mooney® and Dresser® brand names, are used for volume measurement and pressure regulation. These products are sold at unit prices ranging from approximately $400 to over $82,500. We sell complete, integrated natural gas control stations that can be used by a utility to regulate distribution of low-pressure natural gas from high-pressure transmission pipelines. These control stations typically combine a number of our products such as valves, meters, pressure sensors and regulators into a complete system solution. Historically, a utility would have performed the engineering and design necessary to build these stations to regulate gas pressure and flow, bid out the component parts and contracted for the assembly and installation. We can provide utilities with a total system solution at a lower overall cost. In 2003, weak demand in U.S. business was offset by growing international sales in Asia, Europe, and South America.

Instrument products consist primarily of pressure and temperature instrumentation manufactured for oil and gas, refining, chemical, industrial and commercial customers worldwide. These products are used by our customers to monitor pressure, temperature, pH levels, and flow rates of gases and liquids. Our key instrument brands and related products are Ashcroft® pressure and temperature instruments, Heise® precision testing and calibration devices and digital and analog transducers, Ebro® portable electronic instruments and Ashcroft® utility gauges, which are designed specifically for high reliability of service. Our instrument products range in price from $1 to over $5,500 per unit. This product line has significant exposure to industries outside of energy. In 2003, a weak manufacturing economy in the U.S. negatively affected product sales, partially offset by the introduction of new products.

Our flow control segment’s other products, sold under the Ledeen™, Texsteam™ and Nil-Cor® brands, include: chemical injection pumps; high-alloy gate, globe, check and ball valves; compact and linear electric actuators; and composite ball, butterfly and check valves. Our actuator products, which are used to control valve movement, are often sold in packages for use with our other products, such as our subsea actuators used in conjunction with our subsea on/off valve technology.

Measurement Systems

Our measurement systems segment consists of retail fueling, where we are a leading supplier of fuel dispensers, pumps, peripherals, point-of-sale and site monitoring systems and software for the retail fueling industry. In March 2003, we acquired certain retail fuel dispenser and point of sale system assets of Tokheim North America and its MSI business unit. We have substantially integrated these assets into our Wayne business unit.

We have marketed our retail fuel systems for approximately 100 years under the Wayne® brand. As an industry pioneer, we were the first to introduce self-service consoles and fuel blending dispensers to service stations. More recently, we introduced the first in-pump card readers and cash acceptors, the first use of microcomputers in fuel processing systems, the first in-pump radio frequency identification payment systems such as Speedpass® (a registered trademark of ExxonMobil Oil Corporation) and the first dispenser mounted touch screen payment/communication systems. We also produce regulatory agency approved vapor recovery systems that reduce gasoline vapor emissions into the atmosphere during the fueling process. We continue to develop and market innovative technologies that allow our customers to reduce costs, increase throughput and improve profits at their locations.

Capital spending is the primary driver of demand in this segment. Demand for our systems and other products over recent years has been affected by a reduced level of capital spending by a significant number of our customers. We typically would expect our customers to upgrade, re-brand or replace their equipment prior to the end of its useful life, to introduce new customer convenience features, support new marketing initiatives, or to comply with government regulations. Over the last few years however many of our major oil customers have delayed upgrading or replacing their equipment. High volume retailers, such as Sam’s Club, Kroger and Safeway have entered the domestic retail fuel market, generating demand for new equipment, software and service. These retailers typically utilize twice as many fuel dispensers per location as traditional retail fueling stations and represent a fast growing segment of the U.S. market. We have a very strong market share of this important segment in the U.S. and a good position in Europe. Internationally, we have begun to see some increased market activity in Eastern Europe and Russia and have been successful in recent tenders for dispensers. In North America, we benefited from increased volumes and incremental margins from the acquisition of a competitor’s assets, purchased in a bankruptcy court auction in the second quarter of 2003. There was also a modest uplift in dispenser sales in the U.S. to the independent (“jobbers”) segment of the market.

Our core product line consists of four fuel dispenser lines: Ovation STAT, Global Century™, VISTA™ and Global Star®. Our fuel dispenser designs support single and multiple hose configurations that can measure and dispense dedicated or blended fuel. Our fuel dispensing platforms can be expanded to include card processing terminals, cash acceptors, bar code scanners, radio frequency identification payment systems, keypads, printers and graphic displays to allow consumers to purchase and pay for fuel and other items at the pump. In addition, our dispensers are usually designed and graphically detailed in collaboration with our customers to meet their precise image standards. Our retail fuel dispensers range in price from approximately $2,800 to over $15,000 per unit.

We also design and market self-service control and point-of-sale systems for the retail fueling industry. These enterprise software solutions are designed to support our retail customers’ efforts to improve back office efficiency and record keeping, reduce labor hours and improve retail margins. For example, our Nucleus® system, which is an open architecture, PC based point-of-sale system, is designed to support larger convenience store formats that feature a wide selection of in-store merchandise and services. As the hub of all store operations, the Nucleus® system interfaces with a wide variety of peripherals and systems, enabling cashiers and managers to monitor and manage store operations efficiently. The Nucleus® system also supports back office functions including inventory control, price book management, employee management and site administration. In addition, we were one of the first to introduce a fully integrated point-of-sale system that combined the functionality of a self-service control console, electronic cash acceptor and card processing system into a single countertop terminal called the Wayne Plus/3™ terminal. Our software systems range in price from approximately $7,000 to over $16,000. In 2003, we began the rollout of several significant point-of-sale systems contracts to major oil companies such as ExxonMobil and ChevronTexaco in the U.S. and Europe.

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

Compression and Power Systems

In our compression and power systems segment we are a leader in the design, manufacture and marketing of natural gas fueled engines. Our engines are used primarily for natural gas compression and distributed power generation. Most natural gas compression applications involve pressurizing gas for delivery from one point to another, typically from lower pressure wells to higher pressure gathering and pipeline systems. Compression is also used to re-inject natural gas into oil wells to help lift liquids to the surface and to inject gas into underground reservoirs. Distributed power generation is the use of onsite electric generators for primary, supplemental or back-up power in areas where existing power sources are unreliable or costly. Our product offering ranges from 85 to 4,500 horsepower (75 to 3,300 kilowatt) engines and power generation packages with a base wholesale price range of approximately $29,000 to over $1,200,000. We also manufacture positive displacement blowers and centrifugal compressors covering air and gas applications requiring inlet vacuum levels to 27" Hg and discharge pressures to 40 psig. Flow rates range varies from 2 CFM to 350,000 CFM. Our power systems and compression products are sold under the Waukesha® and Roots® brand names both directly to end users and through a network of independent distributors worldwide. We believe we have the largest installed base of natural gas fueled industrial engines in the world as a result of our long history and leading market position.

Long-term demand for our compression and power system products is primarily a function of worldwide energy consumption and infrastructure spending. Demand in this segment, particularly in gas compression applications, is cyclical and subject to periodic downturns, causing decreases in revenue and earnings in the past. In 2001, we experienced record levels of demand for gas compression related equipment followed by a significant decline in demand in 2002 and 2003. Over the long-term we view distributed power generation as an opportunity for future revenue growth in this segment. We believe favorable environmental characteristics of natural gas compared to other energy sources and the relatively wide dispersion of gas reserves throughout the world will increase its use in power generation. The need for “clean” power for high tech equipment, uncertainty about electrical utility deregulation and lack of infrastructure in underdeveloped nations are potential sources for growth in demand. Improved infrastructure for developing nations will also drive our blower business growth in the future, especially in waste water treatment and power generation applications.

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

The aftermarket in both the natural gas compression and distributed power generation markets is substantial. Our natural gas engines typically run continuously for years at a time, creating a regular need for maintenance services and replacements parts. Our customers typically spend many times the initial purchase price of one of our engines in service, upgrades and maintenance costs over its lifetime. As a result, our aftermarket parts and services revenues are an important part of our business, representing approximately 45% of our total natural gas engine related revenues in 2003. We currently maintain a significant market share for our aftermarket parts as our customers tend to be more focused on reliability than price when servicing our engines.

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

Competition

As one of a small group of major competitors in each of our business lines, we encounter intense competition in all areas of our business. Our businesses typically are characterized by fewer than ten manufacturers that together account for the majority of each market and a large number of smaller competitors who divide the remainder. The primary bases of competition include product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. We believe the significant capital required to construct new manufacturing facilities, the production volumes required to maintain competitive unit costs; the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high performance products, applications and processes, and the need to develop close, integrated relationships with customers serve as disincentives for new market entrants. Some of our existing competitors, however, have greater financial and other resources than us.

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

Customers

We sell our products and services to more than 10,000 customers, including most of the world’s major oil companies, multinational engineering and construction companies and other Fortune 500 firms. Many of our customers purchase products and services from each of our three operating segments. Our customer base is geographically diverse, with 52.9% of our 2003 revenues in North America, 27.2% in Europe/Africa, 3.9% in Latin America, 9.6% in Asia and 6.4% in the Middle East. Our top ten customers in 2003, including ExxonMobil, ChevronTexaco, BP AMOCO, and Shell, accounted for 14.3% of our revenues. Our largest customer accounted for approximately 2.6% of our revenues in 2003.

Backlog

Backlog at the end of 2003 was $475.5 million, a 36.2% increase over a backlog of $349.1 million at the end of 2002. A significant amount of this increase is attributable to the effects of increases in foreign currency appreciation. We expect substantially all of our backlog at December 31, 2003 to be filled during 2004.

Raw Materials

The main raw materials we use are commodity metals, forgings, castings, fasteners, and electronic circuitry. We seek to purchase raw materials globally to benefit from low cost sources. Substantially all our raw materials are purchased from outside sources and are readily available. However, the availability and prices of raw materials may be subject to curtailment or change due to, among other things, the supply of, and demand for, such raw materials, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in exchange rates and worldwide price levels. For example, along with other consumers of steel and steel-related raw materials, we have recently experienced significant price increases and may experience short-term supply disruptions.

Manufacturing

Our manufacturing processes generally consist of fabrication, machining, component assembly and testing. Many of our products are designed, manufactured and produced to order and are often built in compliance with specific customer requirements. We continue to actively rationalize our manufacturing footprint, which entails combining, closing or relocating some of our facilities. See “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Restructuring and Other Exit Activities.”

To improve productivity, we are implementing a variety of manufacturing strategies including cellular manufacturing, just-in-time process engineering and the outsourcing of the fabrication of subassemblies, components, or in some cases, the complete product. Our manufacturing operations are conducted in 48 locations around the world. We typically own the plants and equipment at our facilities and the underlying real property but intend to increasingly utilize leased facilities as we relocate or consolidate manufacturing operations. We believe that we have sufficient production capacity to meet demand over the next several years.

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

Research and Development

We invest in research and development each year in order to maintain our product leadership positions. We have developed many of the technological and product breakthroughs in our markets and produce some of the most advanced products available in many of our businesses. We believe we have significant opportunities for growth by developing new products and services that offer our customers greater performance and significant cost savings by adding intelligence and remote communications capabilities. These opportunities include developing “smart” valves, new instruments and meters, new retail fuel point-of-sale payment technologies and additional natural gas fueled engine models operating at greater efficiencies. Potential end users for these technologies include most of our existing customer base as well as customers of our competitors.

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

Each of our business segments maintains its own research and development staff. Our research and development expense was $21.9 million, $21.2 million and $26.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. Although we believe current expenditures are adequate to sustain existing product lines, we intend to increase overall research and development spending over the next several years to develop new product technologies.

Intellectual Property

We rely on a combination of patents, trademark, copyright and trade secret protection, employee and third-party nondisclosure agreements and license arrangement to protect our intellectual property. We sell most of our products under a number of registered trademarks, which we believe are widely recognized in the industry. In addition, many of our products and technologies are protected by patents. No single patent, trademark or trade name is material to our business as a whole or to any one of our business segments. We anticipate we will apply for additional patents in the future as we develop new products and processes.

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

Employees

We had approximately 8,300 employees worldwide as of December 31, 2003. Of our employees, approximately 52% are located in the U.S. and 48% are outside the U.S. Approximately 33% of our employees in the United States (17% of our global workforce) are covered by collective bargaining agreements.

We have long-term labor agreements with United Automobile, Aerospace and Agricultural Implement Workers of America, Local Union 470 in Massachusetts, United Automobile, Aerospace and Agricultural Implement Workers of America Union Local 1118 in Indiana, International Association of Machinists & Aerospace Workers, AFL-CIO, District 10 in Wisconsin, United Steelworkers of America AFL-CIO, Local 8040 in Texas, International Brotherhood of Teamsters, Chauffeurs, Warehousemen, Local 145 in Connecticut, International Association of Machinists & Aerospace Workers, AFL-CIO, Local 1644 in Pennsylvania, Paper, Allied-International Chemical & Energy Workers International Union, and the AFL-CIO, CLC, Local 5-0399 in Kentucky. In addition, we have two labor agreements with Office & Professional Employees International Union on behalf of Local 465 and Local Lodge 2518 International Association of Machinists and Aerospace Workers in Louisiana. Of these agreements, one expires in May 2004, three expire in 2005, two expire in 2006 and two expire in 2008. Two of our contracts, United Steelworkers of America AFL-CIO, Local 8040 in Houston, Texas and Paper, Allied- International Chemical & Energy Works International Union, AFL-CIO, CLC, Local 5-0399 in Kentucky, have been extended through the date of the respective plant closures.

In May 2003, our labor agreement with the International Association of Machinists and Aerospace Workers, District 10 at our Waukesha, Wisconsin manufacturing plant expired and we failed to reach agreement on a new labor contract at that time. The bargaining unit voted in favor of a strike on May 2, 2003. On July 23, 2003, we announced the signing of a new three-year labor agreement and that our union shop employees were to resume work on July 28, 2003. This strike had a material impact on our results of operations in the second and third quarters of 2003 which were somewhat mitigated in the fourth quarter through a reduction in backlog. Additionally, one of our other bargaining agreements expired in November 2003. On November 7, 2003, members of that bargaining unit voted in favor of a strike that commenced on that date. On November 9, 2003, a new labor agreement was signed, and employees returned to work on November 10, 2003.

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

Available Information

Our Internet address is www.dresser.com. We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”), and we make available free of charge our SEC filings through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may access these SEC filings via the hyperlink that we provide on our website.

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

Our independent auditors, PwC, have reported to our audit committee a material weakness and a reportable condition under standards established by the American Institute of Certified Public Accountants regarding various elements of our system of internal controls. Reportable conditions are matters coming to the auditor’s attention that, in their judgment, should be communicated to the audit committee because they represent significant deficiencies in the design or operation of internal controls, which could adversely affect the organization’s ability to initiate, record, process, and report financial data consistent with the assertions of management in the financial statements. A material weakness in internal controls is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

PwC noted a material weakness with respect to our On/Off valve operations located in Houston, Texas, including general, inventory and contract accounting. They also cited a reportable condition with respect to the operation of our finance organization, including our consolidation process, and inconsistency in the application of company policy among business units and segments.

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

For the year ended December 31, 2003, our largest customer represented approximately 2.6% of total revenues, and our top ten customers collectively represented approximately 14.3% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a larger percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America as a percentage of our total sales were 47.1% for the year ended December 31, 2003. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	hyperinflation or deflation;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	changing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unexpected changes in regulatory requirements.

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

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our financial results are reported in dollars, if we generate sales or earnings in other currencies, the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under the credit facility. In 2003, foreign currency appreciation significantly increased our revenues and backlog. Likewise, any future foreign currency depreciation would decrease our revenues and backlog.

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

Our success depends, in significant part, on our ability to develop products and services that customers will accept. We may not be able to develop successful new products in a timely fashion. Our commitment to customizing products to address particular needs of our customers could burden our resources or delay the delivery or installation of products. If there is a fundamental change in the energy industry, some of our products could become obsolete and we may need to develop new products rapidly. We may be unable to meet our customers’ needs or their performance standards. Our products may not be marketed properly or satisfy the needs of the worldwide market in the future.

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

We face intense competition.

We encounter intense competition in all areas of our business. Competition in our primary business segments is based on a number of considerations including product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand more technologically advanced and integrated products and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support and our distribution networks. We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency, effectiveness and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, improve supply chain capabilities, reduce scrap and rework, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow. The continuation of re-engineering, plant consolidations, and the implementation of a new enterprise resource planning, or ERP system are important in the achievement of these improvements. We may have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments, we will achieve our stated objectives or that we will maintain our competitive position. Some of our competitors have greater financial and other resources than we do.

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

As of December 31, 2003, we had approximately 8,300 employees. Approximately 33% of our U.S. workforce (17% of our global workforce) is represented by labor unions. Currently, of our ten material collective bargaining agreements, one will expire in May 2004, three will expire in 2005, two will expire in 2006 and two will expire in 2008. Two of our labor contracts will expire at the time the respective plants are closed. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

In May 2003, one of our collective bargaining agreements expired. The bargaining unit responded by voting in favor of a strike that commenced on May 2, 2003. In July 2003, we announced the signing of a new three-year labor agreement, and our union shop employees resumed work on July 28, 2003. The effect of the strike negatively impacted our results of operations for the second and third quarters of 2003. One of our other bargaining agreements expired in November 2003. On November 7, 2003, members of that bargaining unit voted in favor of a strike that commenced on that date. On November 9, 2003, a new labor agreement was signed, and employees returned to work on November 10, 2003. The impact to our operations as a result of this strike was not significant.

We rely on a limited number of third party suppliers and subcontractors for many specific components and sub-assemblies and we may not be able to expediently obtain substitute suppliers and subcontractors if our supplies are interrupted.

We rely on non-affiliated suppliers and subcontractors for the supply of many specific components and sub-assemblies that are incorporated into our products. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components and sub-assemblies and the relatively long lead time needed to qualify new subcontractors may result in delays in delivery, interruption or delays in manufacturing and the cancellation of orders for our products.

We are dependent on the availability of raw materials and components.

We require substantial amounts of raw materials that we purchase from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the supply of, and demand for, such raw materials, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials and components could materially affect our operating results. For example, along with other consumers of steel and steel related products, we have recently experienced significant price increases and may experience short-term supply disruptions.

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

We are controlled by First Reserve and Odyssey, whose interests may not be aligned with other investors’ interests.

A holding company controlled by First Reserve, Odyssey and their affiliates owns approximately 92.5% of the outstanding voting stock of our indirect parent company and, therefore, has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors of Dresser Ltd., appointment of management, entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.

The interests of First Reserve, Odyssey and their affiliates could conflict with other investors’ interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of First Reserve and Odyssey as equity holders might conflict with interests of holders of our debt securities. Affiliates of First Reserve and Odyssey may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to investors. In addition, our sponsors or their affiliates currently own, and may in the future own, businesses that directly compete with ours.

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

We are a highly leveraged company. As of December 31, 2003, we had $944.1 million of outstanding long-term indebtedness, including the current portion, $2.9 million of short-term notes and a shareholders’ deficit of $312.6 million. This level of indebtedness could have important consequences, including the following:

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

The terms of our credit facility, the indenture governing our subordinated notes and our new $125 million senior unsecured term loan facility do not prohibit us from incurring significant additional indebtedness in the future, including indebtedness for acquisitions. As of December 31, 2003, we had $62.4 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

Your right to receive payments on the notes will be junior to the borrowings under our credit facility, our senior unsecured term loan facility and possibly all future borrowings.

Payments on the notes and the subsidiary guarantees rank behind all of our and the subsidiary guarantors’ existing senior indebtedness, including the credit facilities and our senior unsecured term loan facility, and will also rank behind all of our and their future senior indebtedness, except any future indebtedness that expressly provides that it ranks equal with, or subordinated in right of payment to, the notes and the guarantees. As a result, upon any distribution to our creditors or the creditors of the subsidiary guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors or our or their property, the holders of our senior indebtedness and senior indebtedness of the subsidiary guarantors will be entitled to be paid in full in cash before any payment may be made with respect to the notes or the subsidiary guarantees. In addition, the credit facility is secured by substantially all of our assets and the assets of our wholly-owned domestic subsidiaries.

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

As of December 31, 2003, the notes and the subsidiary guarantees would have been subordinated to $381.6 million of long-term indebtedness, including the current portion, and approximately $62.4 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

Restrictive covenants in the credit facility, the indenture and the senior unsecured term loan facility may restrict our ability to pursue our business strategies.

The credit facility, the indenture and the senior unsecured term loan facility limit our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

In addition, the credit facility requires us to maintain certain financial ratios. We may not be able to maintain these ratios. We have in the past sought and obtained a number of amendments to the credit facility to allow us greater flexibility to maintain these ratios. Covenants in the credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The guarantors of the notes include our wholly-owned domestic subsidiaries. However, the financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the year ended December 31, 2003 of our subsidiaries that are not guarantors were $758.1 million. As of December 31, 2003, those subsidiaries held 51.4% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

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

Our foreign and non-wholly-owned subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the notes, or to make any funds available whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the foreign subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt of that subsidiary.

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

Our corporate headquarters are located in Addison, Texas where we lease a 27,000 square foot property. The following are the locations of our principal facilities, the facility types and their approximate square footage for our industry segments:

LOCATION	USE	REPORTABLE SEGMENT	LEASED/ OWNED	SIZE (SQ. FT.)
Alexandria, Louisiana	Manufacturing	Flow control	Owned	304,000
Alliance, Ohio	Manufacturing	Flow control	Leased	64,000
Anrath, Germany	Service	Flow control	Owned	11,000
Avon, Massachusetts	Manufacturing	Flow control	Owned	136,000
Baesweiler, Germany	Manufacturing	Flow control	Owned	24,000
Barcelona, Spain	Multi-purpose	Flow control	Leased	11,000
Berea, Kentucky	Manufacturing	Flow control	Owned	105,000
Berlin, Germany	Service	Flow control	Leased	5,000
Bradford, Pennsylvania	Manufacturing	Flow control	Owned	394,000
Brookfield, Illinois	Multi-purpose	Flow control	Leased	9,000
Burlington, Canada	Manufacturing	Flow control	Owned	53,000
Calgary, Canada	Sales	Flow control	Leased	9,100
Cedex, France	Sales	Flow control	Leased	9,000
Channelview, Texas	Service	Flow control	Leased	18,000
Chiba, Japan	Service	Flow control	Leased	14,000

LOCATION	USE	REPORTABLE SEGMENT	LEASED/ OWNED	SIZE (SQ. FT.)
Clute, Texas	Sales/Service	Flow control	Leased	7,500
Coconut Creek, Florida	Multi-purpose	Flow control	Leased	5,000
Coimbatore, India	Manufacturing	Flow control	Leased	27,000
Colico, Italy	Manufacturing	Flow control	Owned	131,000
Colico, Italy	Manufacturing	Flow control	Leased	46,000
Conde, France	Manufacturing	Flow control	Owned	193,000
Conroe, Texas	Manufacturing	Flow control	Leased	40,000
Corpus Christi, Texas	Sales/Service	Flow control	Leased	12,000
Deer Park, Texas	Sales/ Service	Flow control	Leased	73,000
Duisburg-Rheinhausen, Germany	Service	Flow control	Leased	5,000
Edenvale, South Africa	Service	Flow control	Leased	26,000
Edmonton, Canada	Manufacturing	Flow control	Owned	51,000
Edmonton, Canada	Multi-purpose	Flow control	Leased	13,000
Einbeck, Germany	Multi-purpose	Flow control	Owned	18,000
Elk Grove Village, Illinois	Manufacturing	Flow control	Leased	51,000
Hammond, Louisiana	Manufacturing	Flow control	Owned	60,000
Highland Ranch, Colorado	Administrative	Flow control	Leased	12,000
Hoogvliet, Netherlands	Multi-purpose	Flow control	Owned	10,000
Houston, Texas	Manufacturing	Flow control	Leased	333,000
Houston, Texas	Manufacturing	Flow control	Owned	324,000
Houston, Texas	Manufacturing	Flow control	Owned	183,000
Houston, Texas	Sales/ Service	Flow control	Leased	60,000
Houston, Texas	Manufacturing	Flow control	Owned	53,000
Houston, Texas	Administrative	Flow control	Leased	10,000
Ingolstadt, Germany	Manufacturing	Flow control	Owned	65,000
Jacerei, Brazil	Manufacturing	Flow control	Owned	81,000
Jebel Ali Free Zone, United Arab Emerites	Multi-purpose	Flow control	Leased	12,000
Kariwa, Japan	Manufacturing	Flow control	Owned	330,000
Kariwa, Japan	Manufacturing	Flow control	Leased	9,000
Kloten, Switzerland	Administrative	Flow control	Leased	26,000
Mississauga, Canada	Distribution	Flow control	Leased	25,000
Montfoort, Netherlands	Manufacturing	Flow control	Leased	22,000
Montfoort, Netherlands	Manufacturing	Flow control	Leased	16,000
Naples, Italy	Manufacturing	Flow control	Owned	364,000
New Market, United Kingdom	Administrative	Flow control	Leased	24,000
Ontario, California	Multi-purpose	Flow control	Leased	6,000
Panningen, Netherlands	Service	Flow control	Leased	7,000
Ponca City, Oklahoma	Distribution	Flow control	Leased	104,000
Rud, Norway	Administrative	Flow control	Leased	13,000
Salt Lake City, Utah	Administrative	Flow control	Leased	17,000
Sao Caetano do Sul, Brazil	Multi-purpose	Flow control	Owned	73,000
Sao Paolo, Brazil	Manufacturing	Flow control	Owned	97,000
Shelton, Connecticut(1)	Manufacturing	Flow control	Leased	55,000
Singapore, Singapore	Service	Flow control	Leased	16,000

LOCATION	USE	REPORTABLE SEGMENT	LEASED/ OWNED	SIZE (SQ. FT.)
Skelmersdale, United Kingdom	Manufacturing	Flow control	Leased	160,000
Somersworth, New Hampshire	Multi-purpose	Flow control	Leased	7,000
Stafford, Texas	Manufacturing	Flow control	Owned	185,000
Stratford, Connecticut	Manufacturing	Flow control	Owned	335,000
Thatcham, United Kingdom	Sales	Flow control	Leased	5,000
Tlalnepantla, Mexico	Manufacturing	Flow control	Owned	30,000
Viersen, Germany	Manufacturing	Flow control	Leased	12,000
Voghera, Italy	Manufacturing	Flow control	Owned	1,327,000
Voghera, Italy	Manufacturing	Flow control	Owned	303,000
Austin, Texas	Manufacturing	Measurement	Leased	134,000
Austin, Texas	Manufacturing	Measurement	Owned	103,000
Bonnyrigg, United Kingdom	Manufacturing	Measurement	Owned	63,000
Brighton, Canada	Service	Measurement	Owned	29,000
Cape Town, South Africa	Administrative	Measurement	Leased	17,000
Crystal Lake, Illinois	Service	Measurement	Leased	29,000
Einbeck, Germany	Manufacturing	Measurement	Owned	69,000
Einbeck, Germany	Multi-purpose	Multi-purpose	Owned	18,000
Foerde, Norway	Service	Measurement	Leased	9,000
Fremont, Indiana	Service	Measurement	Owned	31,000
Malmo, Sweeden	Manufacturing	Measurement	Owned	310,000
Rio de Janiero, Brazil	Manufacturing	Measurement	Owned	126,000
Salisbury, Maryland(1)	Manufacturing	Measurement	Owned	360,000
Appingedam, Netherlands	Manufacturing	Compression and power	Owned	85,000
Connersville, Indiana	Manufacturing	Compression and power	Owned	283,000
Connersville, Indiana	Distribution	Compression and power	Owned	50,000
Houston, Texas	Service	Compression and power	Leased	19,000
Huddersfield, United Kingdom	Manufacturing	Compression and power	Owned	241,000
Waukesha, Wisconsin	Manufacturing	Compression and power	Owned	780,000
Waukesha, Wisconsin	Service	Compression and power	Owned	59,000
Waukesha, Wisconsin	Manufacturing	Compression and power	Owned	31,000
Waukesha, Wisconsin	Administrative	Compression and power	Owned	18,000

(1)	Facilities are idle. For a discussion of other facilities that may be consolidated, closed or relocated see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Restructuring and Other Exit Activities.

ITEM 3.	LEGAL PROCEEDINGS

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

Under the recapitalization agreement, we agreed to indemnify Halliburton for all assumed obligations of the businesses as set forth in the recapitalization agreement. This includes certain environmental matters, including those arising out of acts by Dresser that take place after the closing. We have the same aggregate indemnity deductible and maximum indemnity obligation as set forth above in the Halliburton indemnity, but do not have the single claim thresholds described above. In addition, the indemnifiable amounts have the same offsets as set forth above with regard to insurance proceeds and tax benefits received by Halliburton.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. In December 2003, certain affiliates of Halliburton filed a petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Pennsylvania. In connection with the petition, the bankruptcy judge issued an order enjoining asbestos claims against the debtors and Halliburton, as well as asbestos claims against us, pending confirmation of a definitive plan of reorganization for the Halliburton affiliates subject to the bankruptcy petition. It is too early to tell whether this plan will be confirmed, or if so, when it will be confirmed.

Our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization has also been enjoined pending confirmation of the definitive plan of reorganization referred to above. However, this indemnification right is unnecessary as long as we are also protected by the injunction, as we are. We expect that our indemnity rights against Halliburton relating to asbestos claims based on events occurring prior to the closing of the recapitalization would terminate if the proposed plan of reorganization were confirmed; however, such rights would no longer be necessary because the proposed plan would require asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust to be established in the bankruptcy. If the proposed plan of reorganization described above is not confirmed, or if the injunction of asbestos claims against us is otherwise terminated and asbestos claimants are again permitted to proceed against us, we would immediately seek to terminate the injunction of our exercise of indemnification rights against Halliburton. Although we believe that in such a circumstance we would be able to terminate the injunction of our exercise of indemnification rights against Halliburton, we cannot assure you that we would succeed in doing so.

Although we have been named in certain asbestos lawsuits, we have not historically incurred, and in the future we do not believe that we will incur, any material liability as a result of the past use of asbestos in products manufactured by the units of Dresser Industries retained by Halliburton, or as a result of the past use of asbestos in products manufactured by the businesses currently owned by us or any predecessor entities of those businesses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003. A consent by the sole shareholder of Dresser, Inc. in lieu of an annual meeting was executed in the fourth quarter of 2003 by Dresser Holdings, Inc. The following directors were re-elected:

Paul D. Barnett, Bernard J. Duroc-Danner, Ben A. Guill, Steven G. Lamb, William E. Macaulay, Muzzafar Mirza, Patrick M. Murray, Gary L. Rosenthal, Thomas J. Sikorski.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public market for our common stock.

Holders

As of December 31, 2003, there was only one holder of record of our common stock, Dresser Holdings, Inc.

Dividends

We did not declare or pay any dividends on our common stock since its issuance. Our current credit facility, our senior unsecured term loan facility, and the indenture governing our senior subordinated notes limit our ability to declare or pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended December 31
	2003	2002	2001	2000	1999
	(in millions)
Statement of Operations Data:
Revenues	$1,657.0	$1,589.4	$1,540.1	$1,402.4	$1,431.3
Cost of revenues	1,223.8	1,167.8	1,079.2	964.6	993.7
Selling, engineering, administrative and general expenses	384.6	338.7	344.7	299.8	314.7
Operating income	48.6	82.9	116.2	138.0	122.9
Net income (loss)	(44.7)	(23.2)	(44.8)	78.7	77.1

Balance Sheet Data (at period ended):
Working capital	344.2	369.5	383.8	286.1	250.5
Property, plant and equipment, net	208.1	208.9	235.0	231.1	223.8
Total assets	1,404.2	1,358.7	1,396.1	1,152.3	1,136.9
Total long-term debt (including current portion)	944.1	964.4	1,017.0	0.2	0.3
Mandatorily redeemable common stock	12.9	7.9	7.9	—	—
Shareholders’(deficit) equity	(312.6)	(295.6)	(290.5)	677.4	647.8

Cash Flow Data:
Cash flows provided by operating activities	74.6	137.2	94.2	91.6	141.4
Cash flows used in investing activities	(20.4)	(36.6)	(1,361.5)	(28.9)	(37.7)
Cash flows provided by (used in) financing activities	(33.1)	(87.4)	1,350.8	(86.3)	(95.3)

Other Financial Data:
EBITDA(1)	97.2	129.3	172.2	196.2	174.1
EBITDA Margin(2)	5.5%	8.1%	11.2%	14.0%	12.2%
Capital Expenditures	36.3	15.2	36.0	27.3	38.4
Depreciation and amortization	44.5	43.1	54.4	49.2	48.5
Ratio of earnings to fixed charges(3)	0.7x	0.9x	1.7x	21.2x	25.6x
Deficiency of earnings to fixed charges	$30.2	$9.8	$—	$—	$—

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America, (U.S. GAAP). Accordingly, it is not intended to replace net income (loss) or cash flows from operating activities or other measures of financial performance and liquidity reported in accordance with U.S. GAAP. EBITDA is used internally by us to assess on-going operations and a related measure is used to measure covenant compliance. We believe that EBITDA is a measure of operating performance that is commonly used by analysts, investors and other interested parties as a supplement to U.S. GAAP measures. Not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of our EBITDA must be dedicated to the payment of interest on our outstanding indebtedness and to service other commitments, thereby reducing the funds available to us for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management’s discretionary use. The following table reconciles net income (loss) to EBITDA, as reported.

	Fiscal Year Ended December 31,
	2003	2002	2001	2000	1999
	(in millions)
Net income (loss)	$(44.7)	$(23.2)	$(44.8)	$78.7	$77.1
Interest expense	85.8	98.6	68.6	2.7	1.8
Interest income	(2.9)	(2.6)	(3.1)	(0.8)	(1.5)
Provision for income taxes	14.5	13.4	97.1	66.4	48.2
Depreciation and amortization	44.5	43.1	54.4	49.2	48.5

EBITDA	$97.2	$129.3	$172.2	$196.2	$174.1

In 2003, interest expense includes $6.6 million of amortization of deferred financing fees, including $1.1 million of accelerated amortization expense arising from optional prepayments of indebtedness under our credit agreement. In 2002, interest expense includes $20.3 million of amortization of deferred financing fees, which includes $15.4 million of accelerated amortization expense arising from optional prepayments of indebtedness under our credit agreement. In 2001, interest expense includes $6.9 million of amortization of deferred financing fees. There was no amortization expense for deferred financing fees prior to 2001. Cash paid for interest was $82.5 million, $77.6 million and $48.3 million in 2003, 2002 and 2001, respectively. Cash paid for interest in 2001 was principally related to the period following the recapitalization transaction. Cash paid for taxes was $16.8 million, $21.9 million and $16.2 million in 2003, 2002 and 2001, respectively.

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

Certain statements in this report constitute “forward-looking statements” as that term is defined under §21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in “Item 1. Business—Certain Risk Factors.”

Restatement of our Financial Statements

Our independent auditors for 1998 through 2001, Arthur Andersen LLP, (“Andersen”), have ceased operations. We engaged new independent auditors, PricewaterhouseCoopers LLP (“PwC”), in June 2002 to audit our 2002 financial statements and, upon discovery in 2003 of errors affecting our 2001 financial statements, also engaged PwC to perform a new audit of our 2001 financial statements.

Although our financial statements for the years 1998 through 2001 have been restated, our then independent auditors have ceased operations, and we were unable to give effect to the corrections without rendering fiscal years 1998 through 2000 unaudited. Accordingly, the Company’s financial statements at December 31, 2000 and all earlier periods are unaudited. For more information regarding our prior restatements, including a summary of the adjustments made, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. We sell our products and services to customers including major oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region in 2003 consisted of North America 52.9%, Europe/Africa 27.2%, Latin America 3.9%, Asia 9.6% and the Middle East 6.4%. We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the year ended December 31, 2003, we generated revenues of $1,657.0 million, operating income of $48.6 million, and incurred a net loss of $44.7 million.

Market Forces; Outlook

Our product offerings include valves, instruments, meters, retail fuel dispensing systems, blowers and natural gas fueled engines and power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

There are several key indicators that drive our business. Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth and the levels of energy consumption per capita. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants and customers’ access to capital. Activity levels can vary substantially in different geographic regions throughout the world. For example, U.S. markets have been relatively weak while international markets have been relatively strong. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Our business is subject to cyclicality and periodic downturns, which have caused revenue and earnings to decline in the past.

Flow Control—Demand for our on/off valves is generally driven by development of oil and natural gas reserves as well as pipeline construction. In recent years, the U.S. has seen a slowdown in both of these areas which has affected our business. Conversely, there has been strong development activity in international areas such as offshore Brazil, onshore and offshore West Africa, the Middle East, Asia, and Russia. We have been successful in winning many international tenders and have seen a corresponding shift in our business.

In 2002, our revenues were positively impacted by revenues from a large international offshore project, Barracuda-Caratinga, and acquisitions completed during 2001 and 2002. The earnings associated with this favorable volume were negatively impacted by the margin deterioration associated with overdue backlog, throughput issues encountered at one of our plants in Italy and the lack of maintenance and repair operations (“MRO”) business in North America. Our instrument, metering and specialty piping product lines suffered from the effects of continued declines in market activity in North America and Europe.

In 2003, sales for our on/off valve product line were essentially unchanged compared to 2002. The effects of a weak natural gas transmission market in the United States and the non-recurrence of the Barracuda-Caratinga revenues (which accounted for approximately 2.8% of our total revenue and 4.4% of the revenues in this segment in 2002 and which was substantially completed in 2002), were offset by an increase in other international project activity and significant increases from the effects of foreign currency appreciation. We have seen and continue to believe that the market environment in 2004 will be relatively weak in the United States, but relatively strong internationally.

There is a significant component of aftermarket sales associated with the control valve product line. For the past several years there has been a slowdown in aftermarket sales in the U.S. and, to a lesser extent, in Europe. In 2003 these aftermarket sales stabilized but did not show much, if any, rebound as industry activity began to pick up. However, international activity for new construction has been strong, and we have been successful in expanding our business in certain new markets such as power generation and floating production systems.

In the pressure relief product line in 2003, aftermarket sales have been weak in the U.S. and Europe, partially offset by growth in international sales. In the metering and piping specialties product line in 2003, relatively weak demand in U.S. business was offset by growing international sales in Asia, Europe and South America. The instrument product line has significant exposure to industries outside of energy. In 2003 a weak manufacturing economy in the U.S. negatively affected product sales, partially offset by the introduction of new products.

During 2003, we began consolidating certain of our Houston-area manufacturing and distribution facilities into one new facility in Houston, Texas. The consolidation is anticipated to be completed in 2004. We also consolidated our Shelton, Connecticut manufacturing facility into our Stratford, Connecticut facility in 2003, and we are closing our Berea, Kentucky manufacturing facility and transferring the manufacturing operations to Brazil. This consolidation is expected to be completed in early 2004. These consolidations should create better manufacturing efficiencies, leverage supply chain activities, reduce overhead expenses and significantly improve overall operational capabilities.

Measurement Systems—During 2002, an overall decline in the United States fuel dispenser market negatively impacted our business. The market suffered from depressed global demand for retail fuel equipment for the third consecutive year. In particular, major oil company spending was delayed, reduced, or deferred.

In 2003, we experienced further significant spending reductions by major oil companies, although high volume retailers in the United States and the United Kingdom remained relatively strong. Internationally, we have begun to see some increased market activity in Eastern Europe and Russia and have been successful in recent tenders for dispensers. In North America we benefited from increased volumes and incremental margins from the acquisition of certain assets of Tokheim North American and its MSI business unit, purchased in a bankruptcy court auction in the second quarter of 2003. We have substantially integrated these assets into our Wayne business unit. We also began the rollout of several point-of-sale systems contracts to major oil company customers, such as ExxonMobil and ChevronTexaco. There was also a modest uplift in dispenser sales in the U.S. to the independent (“jobbers”) segment of the market.

In 2003, we continued to restructure our manufacturing operations and seek opportunities for consolidation of global fuel dispenser and point-of-sale systems manufacturers through business combinations. By virtue of the restructurings in our manufacturing operations, we believe that we significantly improved our position in North America and Europe.

Compression and Power Systems—During 2002, decreased demand for natural gas negatively impacted sales of engines and parts into natural gas compression applications. Parts sales were further impacted by lower utilization of existing gas compression equipment. In 2003, gas compression-related engine sales remained consistent with 2002 levels, although parts sales benefited from the resumption of maintenance on equipment our customers deferred in 2002. Demand for gas compression related engine sales were also impacted by relatively high inventory levels at our gas compression packager customers. We expect that this factor will continue to impact our business with these customers in 2004. Our rotary blower business benefited from some improvement in market conditions particularly internationally and in water and wastewater application in 2003. Competition based upon price and engine efficiency remains intense on sales of engines into power generation applications. As a result of market conditions, reducing costs at our manufacturing facilities has been a major focus in 2002 and 2003.

We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow. The continuation of re-engineering, plant consolidations and the implementation of a new enterprise resource planning (ERP) system are important in achieving these improvements. We have incurred and may continue to incur significant charges to implement these initiatives. See “—Restructuring and Other Exit Activities” for a detail of these charges.

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

We incurred $21.3 million of restructuring charges for the year ended December 31, 2003. Restructuring charges of $5.3 million and $16.0 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, in our statements of operations. The restructuring charges consist of $21.4 million related to initiatives taken during the year ended December 31, 2003 and a reduction of $0.1 million as a result of changes in estimates related to the initiatives undertaken in 2002.

In 2003, we incurred costs as a result of a decision to (1) consolidate a valve operation in Germany (EDG) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3)consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, (7) outsource the manufacturing of certain blowers, (8) consolidate a control valve operation in Burlington, Canada into existing facilities and (9) continue a reduction in our workforce. The costs incurred that are associated with these actions are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 12/31/2003
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$(0.4)	$—	$—
Write-down of fixed assets	0.1	—	(0.1)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate Shelton operations
Termination benefits	0.7	(0.7)	—	—
Write-down of fixed assets	0.7	—	(0.7)	—
Other exit activities	1.2	(1.2)	—	—
Consolidate Berea operations
Termination benefits	1.8	(0.3)	—	1.5
Other exit activities	0.1	(0.1)	—	—
Consolidate German retail fueling operations
Termination benefits	6.0	(2.8)	—	3.2
Write-down of fixed assets	0.6	—	(0.6)	—
Consolidate Canadian retail fueling operations
Termination benefits	0.5	(0.5)	—	—
Outsource the manufacturing of certain blowers
Termination benefits	1.7	—	—	1.7
Other exit activities	0.2	(0.1)	—	0.1
Consolidate Burlington operations
Termination benefits	0.8	—	—	0.8
Other exit activities	0.2	(0.2)	—	—
Consolidate Houston operations
Termination benefits	1.3	—	—	1.3
Write-down of fixed assets	1.5	—	(1.5)	—
Other exit activities	0.3	(0.3)	—	—
Company wide reduction in force
Termination benefits	3.2	(3.0)	—	0.2

Total	$21.4	$(9.7)	$(2.9)	$8.8

The following table details the restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 12/31/2003
	(in millions)
Flow Control	$10.2	$(4.3)	$(2.3)	$3.6
Measurement Systems	8.0	(4.0)	(0.6)	3.4
Compression and Power Systems	3.2	(1.4)	—	1.8

Total	$21.4	$(9.7)	$(2.9)	$8.8

In connection with these activities in 2003, we incurred certain restructuring charges related to termination benefits. We anticipate a workforce reduction of approximately 900 employees, of which approximately 450 had been terminated through December 31, 2003. We expect that the remainder of the employees will be terminated in 2004. In 2004, we expect to incur approximately $6.6 million in additional restructuring charges as a result of these 2003 initiatives.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) initiate a company wide reduction in our workforce. In 2002, we incurred $6.0 million in expenses related to these activities. During 2003, we revised these costs by $0.1 million. In connection with these 2002 activities, we incurred certain restructuring charges related to termination benefits for approximately 295 employees. Accrued liabilities at December 31, 2003 related to the 2002 restructuring initiatives are as follows:

Description	Reserved at 12/31/2002	Cash Payments	Changes in Estimates	Accrued at 12/31/2003
	(in millions)
Discontinuation of several product lines
Termination benefits	$0.4	$(0.4)	$—	$—
Company wide reduction in force
Termination benefits	1.9	(1.7)	(0.1)	0.1

Total	$2.3	$(2.1)	$(0.1)	$0.1

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for uncollectible accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, reserve for warranty obligations, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We generally experience higher levels of write-offs in connection with cyclical downturns in the energy industry. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination. At December 31, 2003 and 2002, our reserve for uncollectible accounts receivable was $15.1 million and $8.9 million, respectively. As of December 31, 2003, approximately $31.3 million or 10.8% of our accounts receivable were outstanding in excess of 90 days.

Inventory obsolescence and valuation

Inventories are stated at the lower of cost or market. A portion of the United States inventory cost is determined using the last-in, first-out (LIFO) method. All other United States and non-United States inventories are valued on a first-in, first-out (FIFO) or weighted average cost basis. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and estimated future demand. Cyclical changes in demand, technological innovation and the impact of restructuring are among the factors affecting increases or decreases in our level of write-offs. Excess and obsolete inventory reserves were approximately $45.8 million and $44.5 million at December 31, 2003 and 2002, respectively.

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of revenues. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of revenues. However, once inventory is written down to net realizable value, that measure becomes the revised inventory cost and upward estimate revisions are not recognized.

Impairment of Long-Lived Assets and Goodwill

We account for long-lived assets and goodwill in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For long-lived assets to be held and used, we evaluate for impairment when indicators of impairment are present. If indicators are present, we then must determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than the carrying amount. If the carrying amount exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Changes in the expected operating performance of the Company’s product lines, restructuring activities, and changes in market demand for different product lines are among the factors affecting fair market value. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, or changes to our business operations. For the years ended 2003, and 2002 we recorded $5.3 million and $1.6 million, respectively impairment charges related to the carrying value of our assets.

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

With the adoption of SFAS No. 142, goodwill is no longer amortized. Goodwill is assessed for impairment at least annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. We performed our initial test of impairment in the second quarter of 2002, and our annual tests of impairment of goodwill were performed in the fourth quarters of 2002 and 2003. In performing its impairment analysis under SFAS 142, the Company completes a two step process to determine the amount of the impairment. The first step involves comparison of the fair value of the reporting unit to the carrying value to determine if any impairment exists. The second step involves comparison of the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In calculating an impairment charge, the fair value of the impaired reporting units underlying the segments are estimated using discounted cash flow methodology or recent comparable transactions. A reporting unit is an operating segment or one level below an operating segment referred to as a component. The Flow Control segment has five reporting units: On/Off Valves, Control Valves, Pressure Relief, DMD, and Instruments; Measurement Systems has one reporting unit: Wayne, and Compression and Power Systems has two reporting units: Waukesha and Roots. There is also a reporting unit for the corporate segment.

In making our assessment, we rely on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and judgment in applying these factors to our goodwill impairment test. At December 31, 2003, we had $315.2 million of goodwill on our balance sheet.

Future restructuring activities, unexpected significant declines in operating results of the reporting units, and protracted economic weakness may result in our having to perform interim impairment tests and could result in charges for goodwill and other asset impairment charges in the future.

Product Warranties

We provide for the estimated cost of product warranties at the time revenue is recognized and revise these estimates as necessary. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality from our suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

The following shows the activity of our warranty accrual for the years ended December 31, 2003 and December 31, 2002.

(in millions)	2003	2002
Balance at the beginning of the period	$18.9	$19.8
Accruals for warranties issued during the period	23.3	21.6
Changes in accruals related to pre-existing warranties	3.8	(2.6)
Settlements made (in cash or in kind) during the period	(19.1)	(19.9)

Balance at the end of the period	$26.9	$18.9

Income Taxes

We determine income taxes based on the recognition of deferred income tax liabilities and assets for the expected future tax consequences of recognition of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on differences between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the period in which the differences are expected to reverse. We recognize deferred tax assets only if it is more likely than not that the assets will be realized in future years. A full valuation allowance was established in 2001 for domestic deferred tax assets for which realization is not likely due primarily to the effect on domestic earnings of the interest associated with our long-term debt. In assessing the valuation allowance, we considered past operating results and the impact of increased interest expense on our future earnings. As a result, we have a full valuation allowance against our domestic deferred tax assets as of December 31, 2003 and 2002.

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, environmental and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts and indemnification provisions. Therefore, actual losses in future periods are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims or environmental matters will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as additional selling, engineering, administrative and general expenses during the period in which the actual loss or change in estimate has occurred.

Pension and Other Post-Retirement Benefits

Pension expense is determined in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. Postretirement benefit expense is determined in accordance with the provision of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Our employee pension and other post-retirement benefit costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, health care cost trends rates, inflation, salary growth, and long-term return on plan assets, retirement rates, mortality rates and other factors. These assumptions and their volatility are among the factors that drive the changes in our pension and postretirement expense amounts and obligations. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and other post-retirement benefits costs and obligations. The current year assumption changes will result in significant increase in our pension expense, which we expect will be offset by decreases in expense based on changes to plan benefits and the closing of facilities.

The Company estimates the long-term rate of return on plan assets will be 8.75% for domestic and 3.5% to 8.0% for foreign plans based on the weighted average annual return for each investment type over the past 10 years.

In addition, assumed healthcare cost trend rates have a significant effect on amounts reported for the healthcare plans. A one-percent change in assumed healthcare cost trend rates would have the following effect:

(in millions)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement healthcare benefit costs for the year ended December 31, 2003	$1.2	$(1.0)
Effect on healthcare cost component of the postretirement benefit obligation at December 31, 2003	$20.4	$(16.9)

Stand-Alone Company

Our financial statements for periods presented prior to April 10, 2001 have been prepared on a carve-out basis and reflect the combined financial position, results of operations and cash flows of Dresser in accordance with accounting principles generally accepted in the United States. The financial statements exclude certain items that were not transferred as a result of the recapitalization transaction and any financial effects from Halliburton’s decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of Dresser on a stand-alone basis. Halliburton allocated the costs for certain services to Dresser based on factors such as number of employees, revenues and assets, or directly charged Dresser for some services on an as-used basis. Management believes the method of allocation was reasonable. In addition, as discussed in Note 19, certain expenses associated with Dresser’s participation in Halliburton’s single employer post retirement benefit plans were recognized as charged to Dresser by Halliburton.

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

Effects of Currency Fluctuations and Inflation

We conduct operations in over 100 countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Our revenues and costs are denominated in U.S. dollars, and Euros, and a number of other currencies. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. We have not, however, sought to hedge currency translation risk. We expect to continue these hedging policies going forward. In 2003, foreign currency appreciation had a significant impact on revenues and backlog, particularly in our flow control segment. Significant depreciation in the value of the Euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under our credit facility, if not offset by pricing in those markets.

Revenues

Our revenues are primarily generated through the sale of new equipment, replacement parts and services. Revenues are generally recognized as products are shipped and services are rendered. Revenues have historically been driven by volume rather than price, and are sensitive to foreign currency fluctuations.

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

Selling, Engineering, Administrative and General Expenses

Selling expenses consist of costs associated with marketing and sales. Administrative and general expenses are primarily management, accounting, treasury, information technology, and legal costs. Engineering expenses are costs attributable to research and development and engineering. Selling, general and administrative expenses also include costs associated with health, safety and environmental administration and retiree medical and pension benefits. Research and development expenses are costs associated with product or customer initiatives or with projects that seek improvements in manufacturing processes. Research and development expenses are expensed as incurred.

Depreciation and Amortization

Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided using the straight-line method over the estimated useful lives of the assets. Expenditures for improvements that extend the life of the asset are generally capitalized. Intangible assets consist of patents and other non-tangible assets. In January 2002, we adopted SFAS No. 142 and stopped amortizing goodwill, but now assess goodwill for impairment at least annually.

Income Taxes

In connection with the recapitalization transaction, a Section 338(h)(10) election was made to allow the recapitalization of our domestic businesses to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes our U.S. assets were stepped up to their fair market value and we will be able to depreciate those assets using a higher basis than the historical amount. We have established a full valuation allowance against our U.S. deferred tax assets due to the uncertainty of the realization of these assets.

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

Business Segment Information

We aggregate our business units reported to our chief operating decision makers under three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. The business units aggregated share like businesses, operational and economic features. During the second quarter of 2002, we made changes to our internal corporate structure with the reorganization of certain of our operating units. As a result, starting in the second quarter of 2002, the operating units that comprise each reportable segment changed, although we continue to report under three reportable segments.

Results of Operations

Yearly Information

The following table presents selected financial information regarding each of our segments for the years ended 2003, 2002 and 2001. The four columns under year-to-year change show the dollar and percentage change from 2003 to 2002 and from 2002 to 2001.

	Year Ended December 31,			Year to Year Change
	2003	2002	2001	2003 to 2002	% Change	2002 to 2001	% Change
	(in millions, except percentages)
Revenues:
Flow Control	$996.0	$1,005.1	$848.1	$(9.1)	(0.9)%	$157.0	18.5%
Measurement Systems	390.6	310.9	343.1	79.7	25.6%	(32.2)	(9.4)%
Compression and Power Systems	276.9	277.1	355.3	(0.2)	(0.1)%	(78.2)	(22.0)%
Reconciling Items, Including Corporate	(6.5)	(3.7)	(6.4)	(2.8)	75.7%	2.7	(42.2)%

Total	$1,657.0	$1,589.4	$1,540.1	$67.6	4.3%	$49.3	3.2%

Gross profit:
Flow Control	$267.3	$274.2	$264.9	$(6.9)	(2.5)%	$9.3	3.5%
Measurement Systems	104.4	78.9	88.8	25.5	32.3%	(9.9)	(11.1)%
Compression and Power Systems	60.5	68.1	108.9	(7.6)	(11.2)%	(40.8)	(37.5)%
Reconciling Items, Including Corporate	1.0	0.4	(1.7)	0.6	150%	2.1	(123.5)%

Total	$433.2	$421.6	$460.9	$11.6	2.8%	$(39.3)	(8.5)%

Selling, engineering, administrative and general expenses
Flow Control	$224.2	$205.7	$187.8	$18.5	9.0%	$17.9	9.5%
Measurement Systems	71.9	55.3	66.5	16.6	30.0%	(11.2)	(16.8)%
Compression and Power Systems	47.9	51.1	57.8	(3.2)	(6.3)%	(6.7)	(11.6)%
Reconciling Items, Including Corporate	40.6	26.6	32.6	14.0	52.6%	(6.0)	(18.4)%

Total	$384.6	$338.7	$344.7	$45.9	13.6%	$(6.0)	(1.7)%

Operating income:
Flow Control	$43.1	$68.5	$77.1	$(25.4)	(37.1)%	$(8.6)	(11.2)%
Measurement Systems	32.5	23.6	22.3	8.9	37.7%	1.3	5.8%
Compression and Power Systems	12.5	17.0	51.1	(4.5)	(26.5)%	(34.1)	(66.7)%
Reconciling Items, Including Corporate	(39.5)	(26.2)	(34.3)	(13.3)	50.8%	8.1	(23.6)%

Total	$48.6	$82.9	$116.2	$(34.3)	(41.4)%	$(33.3)	(28.7)%

Depreciation and amortization:
Flow Control	$25.0	$25.0	$34.5	$0.0	0.0%	$(9.5)	(27.5)%
Measurement Systems	5.8	5.1	7.0	0.7	13.7%	(1.9)	(27.1)%
Compression and Power Systems	10.9	12.0	12.4	(1.1)	(9.2)%	(0.4)	(3.2)%
Reconciling Items, Including Corporate	2.8	1.0	0.5	1.8	180.0%	0.5	100.0%

Total	$44.5	$43.1	$54.4	$1.4	3.2%	$(11.3)	(20.8)%

Bookings:
Flow Control	$1,061.3	$952.0	$945.4	$109.3	11.5%	$6.6	0.7%
Measurement Systems	399.0	299.4	336.5	99.6	33.3%	(37.1)	(11.0)%
Compression and Power Systems	300.1	266.4	316.8	33.7	12.7%	(50.4)	(15.9)%

Total	$1,760.4	$1,517.8	$1,598.7	$242.6	16.0%	$(80.9)	(5.1)%

Backlog:
Flow Control	$350.0	$267.6	$325.1	$82.4	30.8%	$(57.5)	(17.7)%
Measurement Systems	57.3	43.9	46.7	13.4	30.5%	(2.8)	(6.0)%
Compression and Power Systems	68.2	40.7	51.4	27.5	67.6%	(10.7)	(20.8)%
Reconciling Items, Including Corporate	—	(3.1)	(3.7)	3.1	(100.0)%	0.6	(16.2)%

Total	$475.5	$349.1	$419.5	$126.4	36.2%	$(70.4)	(16.8)%

Year ended December 31, 2003 as compared to year ended December 31, 2002

Consolidated

Revenues. Revenues increased $67.6 million, or 4.3%, to $1,657.0 for the year ended December 31, 2003, compared to $1,589.4 million for the year ended December 31, 2002. The increase was due primarily to increases in the Measurement Systems segment, based on increased domestic and international customer demand and sales of products associated with our acquisition of certain assets of Tokheim North America. This increase was partially offset by a small revenue decrease in the flow control segment, as several of our product lines were impacted by weak markets in the first half of 2003, offset by increases from foreign currency appreciation. Increased demand in the fourth quarter in our compression and power systems segment offset previous declines in this segment due to the effects of a labor strike and weak natural gas compression demand.

Cost of Revenues. Cost of revenues as a percentage of revenues were 73.9% and 73.5% for the years ended December 31, 2003 and 2002 respectively. The increase in costs as a percentage of revenue was primarily due to the effects of the strike, a reduction in sales of certain relatively high margin gas compression related equipment and restructuring charges allocated to cost of revenues of $5.3 million in 2003. These effects were partially offset by better absorption of manufacturing costs due to increased sales volumes in our measurement systems segment.

Gross Profit. Gross profit increased $11.6 million, or 2.8%, to $433.2 million for the year ended December 31, 2003, compared to $421.6 million for the year ended December 31, 2002. As a percentage of revenues, gross profit decreased to 26.1% in 2003 from 26.5% in 2002, as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased $45.9 million, or 13.6%, to $384.6 million for the year ended December 31, 2003, compared to $338.7 million for the year ended December 31, 2002. We incurred approximately $14.5 million in expenses associated with the restatement and re-audit of our financial statements and an additional $4.2 million in acquisition-related costs. We also incurred restructuring expenses in our business segments of approximately $ 16.0 million in 2003 compared to $6.0 million in 2002. In addition, we had a write-off of $2.4 million in software costs in 2003 that were impaired as a result of the ERP implementation. As a percentage of revenues, these costs rose to 23.2% of revenues in 2003 compared to 21.3% of revenues in 2002.

Operating Income. Operating income decreased $34.3 million, or 41.4%, to $48.6 million for the year ended December 31, 2003, compared to $82.9 million for the year ended December 31, 2002, primarily as a result of the factors discussed above.

Interest Expense. Interest expense decreased $12.8 million or 13.0% to $85.8 million for the year ended December 31, 2003, compared to $98.6 million for the year ended December 31, 2002. This variance was primarily a result of a charge taken in 2002 for the write-off of unamortized deferred financing fees. In 2002, we extinguished our Tranche A term loan and made optional pre-payments on our Tranche B term loan, and as a result, wrote off $15.4 million of unamortized deferred financing fees. During 2003, we recorded a $1.1 million charge for the write off of unamortized deferred financing fees as a result of the optional prepayments on our Tranche B term loan.

Provision for Income Taxes. Provision for income taxes increased $1.1 million to $14.5 million for the year ended December 31, 2003, compared to $13.4 million for the year ended December 31, 2002. The provision for income taxes was impacted by changes in the geographical distribution of taxable income in various foreign jurisdictions. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the periods indicated above for our U.S. operations.

Significant Fourth Quarter Adjustments

We had significant adjustments to results of operations reported in the fourth calendar quarter of 2003, aggregating $10.0 million decrease to pre-tax income and a $2.4 million decrease to income tax expense, and of 2001, aggregating $7.8 million decrease to pre-tax income. Management evaluated the effect of these adjustments and concluded the quarter to which the adjustments apply is indeterminate or the effect of the adjustments to prior quarters, where determinable, is not significant to the Company, as a whole or within any segment, to any quarter.

Bookings and Backlog. Bookings increased $242.6 million, or 16.0%, to $1,760.4 million for the year ended December 31, 2003, compared to $1,517.8 million for the year ended December 31, 2002. The increase in bookings is primarily attributable to increases in our on/off and control valve product lines primarily due to increased international project activity and the effects of foreign currency appreciation, as well as bookings in our measurement systems segment which benefited from the purchase of certain assets from Tokheim North America. Backlog at December 31, 2003, increased $126.4 million to $475.5 million compared to $349.1 million at December 31, 2002, which was attributable to increases in all business segments.

Segment Analysis

Flow Control. Revenues decreased $9.1 million, or 0.9%, to $996.0 million for the year ended December 31, 2003, compared to $1,005.1 million for the year ended December 31, 2002. The decrease was a result of lower sales volume in several product lines, combined with the substantial completion of the $44 million Barracuda-Caratinga project in 2002. These decreases were partially offset by the effects of foreign currency appreciation. Our metering and piping specialties product line experienced a decline of approximately $3.1 million as a result of a continued downturn in the North American local gas distribution markets. Our control valves product line experienced a decline of approximately $6.4 million primarily as a result of major project shipments that occurred in 2002 but which were not repeated in 2003. Our pressure relief product line experienced a decline of approximately $3.8 million as a result of the general downturn in new construction project business. In addition, our instruments product line experienced a decline of approximately $3.6 million primarily due to continued economic weakness in its U.S.-based markets. These decreases were partially offset by a $7.1 million increase in revenues in our on/off product line, which was driven primarily by the effects of foreign currency appreciation.

Gross profit decreased $6.9 million or 2.5%, to $267.3 million for the year ended December 31, 2003, compared to $274.2 million for the year ended December 31, 2002. Gross profit was negatively impacted by this revenue decrease in our product lines, as well as $3.8 million in restructuring charges to cost of revenues for this segment in 2003. As a percentage of revenues, gross profit decreased slightly to 26.8% in 2003 compared to 27.3% in 2002.

Selling, engineering, administrative, and general expenses increased $18.5 million or 9.0% to $224.2 million for the year ended December 31, 2003, compared to $205.7 million for the year ended December 31, 2002. We experienced higher selling expenses in our on/off valves product line due to commissions associated with increased project sales and a higher content of commissionable international sales. Our control valves product line was also impacted by higher selling costs. In addition, we incurred approximately $6.4 million in restructuring charges, compared to $3.9 million in 2002, and $2.4 million for the write-off of certain software costs. As a percentage of revenue, these costs increased to 22.5% in 2003 from 20.5% in 2002.

Operating income decreased $25.4 million or 37.1%, to $43.1 million for the year ended December 31, 2003, compared to $68.5 million for the year ended December 31, 2002, as a result of the factors discussed above.

Bookings increased $109.3 million, or 11.5%, to $1,061.3 million for the year ended December 31, 2003, compared to $952.0 million for the year ended December 31, 2002. Backlog at December 31, 2003 increased $82.4 million, or 30.8%, to $350.0 million compared to $267.6 million at December 31, 2002. This increase resulted from continued strong bookings for international projects.

Measurement Systems. Revenues increased $79.7 million, or 25.6%, to $390.6 million for the year ended December 21, 2003, compared to $310.9 million for the year ended December 31, 2002. The increases in revenue can primarily be attributed to sales of approximately $33.3 million related to the acquisition of certain Tokheim North America assets as well as increased equipment, systems, and service revenue in domestic and international markets.

Gross profit increased $25.5 million, or 32.3%, to $104.4 million for the year ended December 31, 2003, compared to $78.9 million for the year ended December 31, 2002. As a percentage of revenues, gross profit increased to 26.7% for the year ended December 31, 2003, compared to 25.4% in 2002, due primarily to better absorption of manufacturing costs from increased sales volumes. The positive contribution to gross profit from sales volume associated with the Tokheim North America asset purchase was mitigated in part by transition-related expenses and higher operating costs in the first half of the year as we consolidated the Tokheim North America assets into our existing business. In addition, as a result of our German restructuring, we also experienced lower volumes and higher manufacturing costs as we shifted production from Germany to Sweden, partially offsetting the volume-related margin increase realized in this segment.

Selling, engineering, administrative, and general expenses increased $16.6 million, or 30.0%, to $71.9 million for the year ended December 31, 2003, compared to $55.3 million for the year ended December 31, 2002. The increase is primarily attributable to $7.9 million of restructuring charges in 2003, compared to $1.4 million in 2002. In addition, included in these expenses in 2003 are $5.9 million of acquisition-related expenses associated with the Tokheim North America asset purchase, which were offset in part with certain U.S cost savings achieved. As a percentage of revenue, these costs increased to 18.4% in 2003 from 17.8% in 2002.

Operating income increased $8.9 million, or 37.7% to $32.5 million for the year ended December 31, 2003, compared to $23.6 million for year ended December 31, 2002, as a result of the factors discussed above.

Bookings increased $99.6 million, or 33.3% to $399.0 million for the year ended December 31, 2003, compared to $299.4 million for year ended December 31, 2002. The increase in bookings was primarily a result of increased bookings to our domestic and international distributors and high volume retailers. This increase was offset in part by declines in bookings from our major oil company customers. Backlog at December 31, 2003 increased $13.4 million, or 30.5% to $57.3 million for the year ended December 31, 2003, compared to $43.9 million at December 31, 2002.

Compression and Power Systems. Revenues decreased $0.2 million, or 0.1%, to $276.9 million for the year ended December 31, 2003, compared to $277.1 million for the year ended December 31, 2002. Decreases in this segment early in 2003 due to lower demand for gas compression related products and strike–related production delays were offset by increased sales toward the end of 2003. The revenue increase in the latter part of 2003 included increased in sales of smaller sized engines into shallow gas compression application in North America. Power generation related products also showed some improvement as a result of an increase in domestic power generation markets. Aftermarket parts sales volume also increased by approximately $5.5 million.

Gross profit decreased $7.6 million or 11.2%, to $60.5 million for the year ended December 31, 2003, compared to $68.1 million for the year ended December 31, 2002. As a percentage of revenues, gross margins decreased to 21.8% in 2003 from 24.6% in 2002. Margins for the segment were negatively impacted by the effects of the strike.

Selling, engineering, administrative, and general expenses decreased $3.2 million, or 6.3%, to $47.9 million for the year ended December 31, 2003, compared to $51.1 million for the year ended December 31, 2002. The reduction in expenses is primarily related to the continuing effects of certain restructuring and cost saving initiatives undertaken in 2002. The effects of these initiatives however, were partially offset by strike-related costs in 2003. As a percentage of revenue, these costs decreased to 17.3% in 2003 from 18.4% in 2002.

Operating income decreased $4.5 million, or 26.5%, to $ 12.5 million for the year ended December 31, 2003, compared to $17.0 million for the year ended December 31, 2002, as a result of the factors discussed above.

Bookings increased $33.7 million, or 12.7%, to $300.1 million for the year ended December 31, 2003, compared to $266.4 million for the year ended December 31, 2002. Backlog at December 31, 2003 increased $27.5 million, or 67.6%, to $68.2 million, compared to $40.7 million at December 31, 2002, which was primarily due to strike-related production delays.

Year ended December 31, 2002 compared to the year ended December 31, 2001

Consolidated

Revenues. Revenues increased $49.3 million, or 3.2%, to $1,589.4 million for the year ended December 31, 2002, compared to $1,540.1 million for the year ended December 31, 2001. We had significant increases in revenue in our flow control segment in our on/off and control valve product lines. Our on/off valve product line benefited from acquisitions made during 2001 and 2002, which contributed $71.8 million to the increase in revenues for the year ended December 31, 2002, as well as sales of $44.0 million resulting from the Barracuda-Caratinga project in the year ended December 31, 2002. The positive growth in our flow control segment was offset by a sharp decline in our compression and power systems segment. New engine and aftermarket part sales declined approximately $77.9 million from 2001 primarily due to declines in demand for natural gas compression related equipment as a result of weak market conditions and reductions in capital spending by contract compression companies. We also experienced a decline in sales of $32.2 million in our measurement systems segment, which was negatively impacted by reduced capital spending on retail fuel equipment.

Cost of revenues. Cost of revenues as a percentage of revenues increased to 73.5% in 2002 from 70.1% in 2001. This increase was attributable to several factors. In 2002, we experienced substantial declines in the sales of relatively high margin equipment in our compression and power systems segment, which contributed to an increase in our overall costs as a percentage of revenues. In our on/off valve product line, while we generated considerable revenue from the Barracuda-Caratinga project, as discussed above, our costs associated with that project were higher than our typical non-project related business due to relatively low margins on a significant amount of buy-out items. We also experienced higher manufacturing and other costs related to throughput issues in a plant in Italy, which increased our costs as a percentage of revenues. Cost of revenues was also impacted by the discontinuation of certain product lines, which resulted in markdowns of inventory of approximately $4.0 million and severance payments of $0.1 million. In addition we incurred approximately $7.1 million related to inventory shrinkage and additional reserves for excess and obsolete inventory.

Gross Profit. Gross profit decreased $39.3 million, or 8.5%, to $421.6 million for the year ended December 31, 2002, compared to $460.9 million for the year ended December 31, 2001. As a percentage of revenues, gross profit decreased to 26.5% in 2002 from 29.9% in 2001, primarily as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses decreased $6.0 million, or 1.7%, to $338.7 million for the year ended December 31, 2002, compared to $344.7 million for the year ended December 31, 2001. Although selling, engineering, administrative and general expenses were impacted by higher volume and restructuring charges of $5.9 million in 2002, these increases were offset in part by the suspension of goodwill amortization of approximately $10.3 million in 2001. In addition, in 2001 we accelerated vesting in restricted stock of our former parent held by our employees and recorded expenses for retention bonuses assumed as a result of the recapitalization for a total of $6.1 million and incurred costs of $7.6 million associated with the closure of a retail fueling plant. Selling, engineering, administrative and general expenses decreased as a percentage of revenues, to 21.3% of revenues in 2002 from 22.4% of revenues in 2001.

Operating Income. Operating income decreased $33.3 million, or 28.7%, to $82.9 million for the year ended December 31, 2002, compared to $116.2 million for year ended December 31, 2001. The decline in operating income was primarily attributable to the decline in revenues and gross profit at our compression and power systems segment. This segment was impacted by depressed demand for new gas compression engines and parts. Our compression and power systems segment benefited in 2001 from a very strong natural gas compression market with high levels of capital spending by our customers.

Interest Expense. Interest expense increased $30.0 million, or 43.7%, to $98.6 million for the year ended December 31, 2002, compared to $68.6 million for the year ended December 31, 2001. Interest expense increased primarily as a result of debt incurred in conjunction with the recapitalization in April of 2001, the repayment of lower interest rate term loans from the proceeds of our March 2002 note offering and the subsequent write-off of debt issuance costs in 2002. Prior to the recapitalization, as part of Halliburton, no third party debt was allocated to us, except for operational accounts payable. As a result, we did not have any significant interest expense for the three months ended March 31, 2001. Interest expense was $0.8 million for the three months ended March 31, 2001, as compared to $20.9 million, excluding the write-off of debt issuance costs, for the three months ended March 31, 2002. During 2002, we repaid our Tranche A term loans and repaid a portion of our Tranche B term loan, primarily with the proceeds of our March 2002 note offering, which resulted in the write-off of $15.4 million of unamortized debt issuance costs.

Provision for Income Taxes. Provision for income taxes decreased $83.7 million, or 86.2%, to $13.4 million for the year ended December 31, 2002, compared to $97.1 million for the year ended December 31, 2001. During fiscal 2002, $0.3 million of state income tax expense was incurred by U.S. operations with taxable income at the state level and $13.1 million of income tax expense was incurred by foreign operations. During fiscal 2001, $0.6 million of state income tax was incurred by U.S. operations with taxable income at the state level and $18.5 million of income tax expense was incurred by foreign operations. The decrease in the provision was primarily due to a charge to tax expense for the creation of a valuation allowance against domestic deferred tax assets in 2001 as well as a decrease in state and foreign income taxes during 2002 due to changes in taxable income in respective tax jurisdictions. No federal income tax expense or benefit was recorded during fiscal 2002 or 2001 as the Company’s domestic operations generated taxable losses which the Company is unable to carry-back against prior year tax payments. The Company recorded deferred income tax expense of $78.0 million during 2001 in establishing a valuation allowance against the Company’s domestic deferred tax assets as our historical financial results and financial projections do not support the continued recoverability of the domestic deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes.

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

Segment Analysis

Flow Control.

Revenues increased $157.0 million, or 18.5%, to $1,005.1 million for the year ended December 31, 2002, compared to $848.1 million for the year ended December 31, 2001. Revenues grew significantly in our in our on/off product line, which benefited from acquisitions made during 2001 and 2002 along with increased sales from the Barracuda-Caratinga project. Increases in revenues from these acquisitions and the Barracuda-Caratinga project were $71.8 million and $44.0 million respectively for the year ended December 31, 2002. We also experienced significant growth in our control valve product line of approximately $42.4 million due to a higher volume of project related business. However, we did experience declines in our instrument, metering and specialty piping product lines due to weak market conditions.

Gross profit increased $9.3 million, or 3.5%, to $274.2 million for the year ended December 31, 2002, compared to $264.9 million for the year ended December 31, 2001. The increase in gross profit was driven primarily by increases in volume associated with acquisitions which contributed approximately $13.9 million of the increase in gross profit and volume increases in our on/off and control valve product lines. This was offset in part by declines in gross profit in our instrument, metering and piping specialty product lines, which were affected by weak market conditions. In addition, during 2002, we decided to exit certain product lines in an effort to improve business performance and, as a result, recorded charges of approximately $3.7 million associated with inventory markdowns and $0.1 million of severance costs. Also during 2002, we recorded charges of approximately $5.2 million related to inventory shrinkage and additional reserves for excess and obsolete inventory. As a percentage of revenue, gross profit was 27.3% and 31.2% for the years ended December 31, 2002 and 2001, respectively. Our margins were negatively impacted by the inventory charges and markdowns and by less profitable product mixes in our valve product lines. In our on/off valve product line, we had a substantial volume of products purchased from third parties and resold to the Barracuda-Caratinga project at substantially lower margins than products we manufacture ourselves. We also experienced higher manufacturing and other costs related to throughput issues in a plant in Italy. In the control valve and pressure relief valve product lines, growth in lower margin original equipment sales for new construction projects combined with relatively flat higher margin part sales resulted in lower overall margins.

Selling, engineering, administrative and general expenses increased $17.9 million, or 9.5%, to $205.7 million for the year ended December 31, 2002, compared to $187.8 million for the year ended December 31, 2001. Increased volume impacted expenses in our on/off and control valve product lines which increased by $10.5 million and $9.4 million, respectively. Also contributing to the increase in expenses was the impact of acquisitions of approximately $4.1 million, and $3.8 million in restructuring charges. These increases were offset in part by the suspension of the amortization of goodwill, which was $8.4 million for the year ended December 31, 2001. As a percentage of revenue, these costs decreased to 20.5% in 2002 from 22.1% in 2001.

Operating income decreased $8.6 million, or 11.2%, to $68.5 million for the year ended December 31, 2002, compared to $77.1 million for the year ended December 31, 2001. Acquisitions contributed $9.7 million to operating income, which was offset by lower gross profit margins, higher expenses and other factors, as discussed above.

Bookings increased $6.6 million, or 0.7%, to $952.0 million for the year ended December 31, 2002, compared to $945.4 million for the year ended December 31, 2001. Backlog was $267.6 million and $325.1 million at December 31, 2002 and 2001, respectively, a decrease of $57.5 million, or 17.7%. The decrease in backlog was primarily attributable to declines in our on/off valve product line as we neared completion of the Barracuda-Caratinga project. The Modern acquisition contributed $29.5 million and $4.6 million to bookings and backlog, respectively in 2002.

Measurement Systems

Revenues decreased $32.2 million, or 9.4%, to $310.9 million for the year ended December 31, 2002, compared to $343.1 million for the year ended December 31, 2001. This decrease was in large part attributable to a decline in purchases by our major oil company customers, which contributed to a sales decline in the United States. Internationally, revenues were approximately $4.6 million lower as a result of market softness in Germany due to major oil customer mergers and an investment slow down in Poland. Other international markets, such as South Africa and Canada, also declined approximately $6.4 million from the prior year. These declines were partially offset by an increase in service business revenues of $2.8 million.

Gross profit decreased $9.9 million, or 11.1%, to $78.9 million for the year ended December 31, 2002, compared to $88.8 million for the year ended December 31, 2001. Gross profit declined primarily as a result of decreases in sales volume, offset in part by favorable reductions in manufacturing costs of approximately $3.2 million. In addition, we incurred $0.3 million in inventory markdowns resulting from our decision to discontinue the manufacturing of fuel dispensers at a Canadian manufacturing facility and recorded an additional $1.4 million in inventory reserves for excess and obsolete inventory. As a percentage of revenue, gross margins decreased slightly to 25.4% in 2002 from 25.9% in 2001.

Selling, engineering, administrative and general expenses decreased $11.2 million, or 16.8% to $55.3 million for the year ended December 31, 2002, compared to $66.5 million for the year ended December 31, 2001. In 2001, we incurred $7.6 million in costs associated with a plant closure and $1.1 million in amortization expense for goodwill. In 2002, we recorded a non-cash charge of $0.5 million for the impairment of certain machinery and $1.4 million in severance costs for the termination of employees. In 2002, we were able to achieve costs reductions in the United States and internationally by approximately $3.9 million and $0.4 million, respectively, due to restructuring and other cost saving initiatives. As a percentage of revenue, these costs decreased to 17.8% in 2002 from 19.4% in 2001.

Operating income increased $1.3 million, or 5.8%, to $23.6 million for the year ended December 31, 2002, compared to $22.3 million for the year ended December 31, 2001. Operating income increased primarily as a result of reductions in selling, engineering, administrative and general expenses as discussed above, partially offset by lower sales volumes.

Bookings decreased $37.1 million, or 11.0%, to $299.4 million for the year ended December 31, 2002, compared to $336.5 million for the year ended December 31, 2001. Backlog was $43.9 million and $46.7 million at December 31, 2002 and 2001, respectively, a decrease of $2.8 million, or 6.0%. Reductions in bookings and backlog were primarily a result of reductions in orders from major oil company customers and high volume retailers as compared to 2001.

Compression and Power Systems

Revenues decreased $78.2 million, or 22.0%, to $277.1 million for the year ended December 31, 2002, compared to $355.3 million for the year ended December 31, 2001. The decrease was primarily a result of a reduction in the demand for gas compression related equipment due to weaker market conditions and reduced capital spending by contract compression companies. Original equipment engine sales were lower by approximately $62.0 million; with the most significant decline in our gas compression oriented VHP® line of engines of $52.1 million due to the factors mentioned above. Aftermarket part sales were also impacted by weak gas compression demand and declined by approximately $15.9 million.

Gross profit decreased $40.8 million, or 37.5%, to $68.1 million for the year ended December 31, 2002, compared to $108.9 million for the year ended December 31, 2001. As a percentage of revenue, gross margin decreased to 24.6% in 2002 from 30.7% in 2001. This decrease was primarily a result of lower sales volume, production and efficiency related variances associated with declining production volume, and a less profitable product mix as volume shifted from gas compression and aftermarket parts to power generation. In addition, during 2002, we recorded an additional $0.5 million for reserves for excess and obsolete inventory in our blower product lines.

Selling, engineering, administrative and general expenses decreased $ 6.7 million, or 11.6%, to $51.1 million for the year ended December 31, 2002, compared to $57.8 for the year ended December 31, 2001. Expenses decreased primarily as a result of reductions in spending in response to weaker market conditions, as well as increased cost recoveries of $0.9 million from the U.S. Department of Energy. These reductions were offset in part by increases in costs associated with our blower business, which included a non-cash charge for the impairment of machinery of $1.0 million and termination benefits of $0.7 million associated with restructuring activities. As a percentage of revenue, these costs increased to 18.4% in 2002 from 16.3% in 2001.

Operating income decreased $34.1 million, or 66.7%, to $17.0 million for the year ended December 31, 2002, compared to $51.1 million for year ended December 31, 2001, primarily as a result of declines in the sale of parts and engines used in gas compression applications, as discussed above.

Bookings decreased $50.4 million, or 15.9%, to $266.4 million for the year ended December 31, 2002, compared to $316.8 million for year ended 2001. Backlog was $40.7 million and $51.4 million at December 31, 2002 and 2001, respectively, a decrease of $10.7 million, or 20.8%. The decline in gas compression equipment demand led to a significant reduction in bookings and backlog.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flows and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and cash equivalents were $148.9 million, $118.8 million and $101.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. A significant portion of our cash and equivalents is utilized in our international operations and may not be immediately available to service debt in the United States. In addition, due to our geographic diversity, our cash requirements tend to be higher than the requirements for similar, but less diverse companies.

Net cash flows generated from operating activities was $74.6 million, $137.2 million, and $94.2 million for the years ended December 31, 2003, 2002, and 2001, respectively, mainly from changes in working capital, adjustments for non-cash items, and results of operations. We undertook a concerted program during 2001 and continuing throughout 2002 and 2003 to reduce our investments in accounts receivable and inventory. Those decreases accounted for $29.3 million and $122.7 million of total cash flows from operations in 2003 and 2002, respectively. This contrasts with inventory and receivables growth in 2001 which had the effect of reducing cash flows from operations by $57.9 million in 2001 to a total of $94.2 million.

Net cash flows used in investing activities for the year ended December 31, 2003 was $20.4 million, primarily due to capital expenditures of $30.8 million and the purchase of certain assets of Tokheim North America for $15.4 million, which were partially offset by proceeds from the sale of LVF, an Italian valve manufacturing operation, for approximately $24.0 million. The Company expects capital expenditures of between $40 million and $50 million in 2004, which it intends to fund with cash flows from operations.

Net cash flows used in investing activities for the year ended December 31, 2002 was $36.6 million, which was due to capital expenditures of $15.2 million and acquisition costs of $21.4 million. Net cash flows used in investing activities for the year ended December 31, 2001 was $1,361.5 million resulting from capital expenditures of $36.0, $1,296.3 million used to complete the recapitalization transaction and $35.6 million of asset acquisitions.

Net cash used in financing activities for the year-ended December 31, 2003 was $33.1 million resulting primarily from the repayment of long and short term debt and deferred financing fees.

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

Approximately $12.6 million of accounts receivable on the Company’s books at December 31, 2003 are due from certain Halliburton affiliates or operating units, which entered into plans of bankruptcy in 2003. Halliburton has publicly stated that it has the ability and intends to meet its obligations to its trade creditors. The Company has also evaluated the likelihood of collectibility of the amounts due and has concluded its related reserves are adequate and that its exposure to non payments is not significant. However, the ultimate ability of these Halliburton units to pay these amounts due cannot be assured due to the inherent uncertainty of the bankruptcy process.

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

Under our credit facility, we obtained a six-year $165.0 million Tranche A U.S. term loan facility and a six-year Tranche A Euro term loan facility in an amount equivalent to $100.0 million. In addition, we obtained an eight-year $455.0 million Tranche B term loan facility and a six-year $100.0 million revolving credit facility to be utilized for working capital requirements and other general corporate purposes. During 2002, we used the proceeds from our

March 2002 note offering and made two additional optional prepayments on our credit facility of $53.0 million to extinguish our Tranche A term loans and repay a portion of our Tranche B term loan. As of December 31, 2003, the principal balance on our Tranche B term loan was $ 381.6 million. As a result of these payments on our credit facility, we recorded a loss of $15.4 million, which represented the write-off of a portion of the unamortized deferred financing fees. These losses have been reflected as interest expense in our statements of operations.

As of December 31, 2003, there was $62.4 million available under the revolving credit facility; amounts outstanding under letters of credit were $37.6 million.

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

In March 2002, we obtained an amendment to the credit facility that, among other things, increased the amount by which the Tranche B term loan can be increased from $95.0 million to $195.0 million.

As a condition of one of the amendments to our credit facility in December 2002, we deposited $7.5 million in a segregated account with the administrative agent of our credit facility. Those funds were applied, at our option, to our Tranche B term loan on January 10, 2003. At December 31, 2002, these funds were reflected as restricted cash on our balance sheet. As a result of this prepayment, we wrote off an allocable portion of unamortized deferred financing charges of approximately $0.1 million in the first quarter of 2003. These costs are included in interest expense.

We entered into another amendment and waiver to our credit agreement on August 5, 2003, which extended to December 15, 2003 our deadline for providing our senior lenders with audited financial statements for the fiscal years ended December 31, 2001 and December 31, 2002. This amendment also waived, among other things, any default or event of default relating in any respect to the 2001 re-audit, revision or restatement of any financial statement delivered to the senior lenders prior to August 5, 2003, including any default or event of default relating in any respect to any errors contained in such financial statements. The amendment granted a suspension period to deliver audited financials with respect to the waiver, which began on March 31, 2003 and ended on December 12, 2003, the date on which the administrative agent received the audited annual financial statements for the years ended December 31, 2002 and 2001.

Effective January 1, 2003, the applicable margin on our Tranche B Term Loan was increased from 3.50% to 3.75%. In addition, effective March 31, 2003, the applicable margin on our Tranche B Term Loan was increased by an additional 0.50% per annum and, effective August 5, 2003, the applicable margin on our Tranche B Term Loan was further increased by an additional 0.50% per annum. The aggregate 1.00% per annum increase remained in effect during the suspension period which ended December 12, 2003.

Total deferred financing fees incurred in connection with obtaining all of the amendments to the credit facility through December 31, 2003 were $6.1 million.

In connection with the restatement of our financial statements for the years 1998 through 2001 and the related delay in filing certain reports with the SEC in 2002, on December 4, 2003 we completed a consent solicitation to amend the indenture of our senior subordinated notes to provide that Dresser will only be obligated to furnish to the holders of the senior subordinated notes a report by Dresser’s certified independent accountants with respect to annual information for fiscal years beginning after December 31, 2000. Each holder that consented also waived all events of default with respect to breaches of the reporting provision of the indenture and all rights to cause the principal and accrued interest on the senior subordinated notes to be immediately due and payable. We entered into a supplemental indenture with the trustee for the holders and the guarantors of the senior subordinated notes on December 4, 2003 to put into effect the amendment. We paid a consent fee of $1.4 million in the aggregate to the consenting note holders.

In March 2004, the Company entered into an amendment to our credit agreement, and as a result, extinguished its Tranche B Term Loan with the issuance of a new six-year $125 million Senior Unsecured Term Loan, a new $235 million Tranche C Term Loan under our existing senior secured credit facilities, and an optional prepayment of $25 million in cash. The new $125 million Senior Unsecured Term Loan has terms and conditions similar to the 9 3/8% senior subordinated notes, however, the Senior Unsecured Term Loan bears an interest rate of LIBOR plus 3.5%. The interest rate on the Tranche C Term Loan is LIBOR plus 2.5%. The Tranche C Term Loan is subject to the terms and condition of the Credit Agreement, as amended. Amendment number seven to the credit agreement also provided the Company with additional flexibility in meeting our financial covenants, and expanded our ability to incur additional debt and make acquisitions.

The Company believes cash flows from operating activities combined with availability under its existing credit agreements will be sufficient to enable the Company to meet its cash flow needs for the next 12 months.

Our long-term ability to make payments on and to refinance our indebtedness, including our senior subordinated notes, to achieve specified ratios required under our credit agreement, and to fund planned capital expenditures and research and development efforts will depend on our ability to achieve cost savings and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, we have recently experienced weakness in demand for some of our products as a result of general economic conditions. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under the credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay or refinance our indebtedness, including the notes, or to fund our other liquidity needs. If general economic conditions do not improve and we are unable to achieve the financial ratios specified in our credit facility, we expect that we would be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the credit facility and the notes, on commercially reasonable terms or at all. See “Item 1. Business—Certain Risk Factors—Restrictive covenants in the credit facility and in the indenture may restrict our ability to pursue our business strategies.”

The following tables set forth cash obligations relative to principal and contingent liabilities or letters of credit at December 31, 2003 for the next several years:

	2004	2005	2006	2007	2008	2009 and Thereafter	Total
	(in millions)
Contractual Cash Obligations
Long-Term Debt(1)	$0.7	$0.7	$2.8	$4.4	$189.2	$736.8	$934.6
Capital Lease Obligations	2.0	2.2	0.3	—	—	—	4.5
Operating Leases	16.2	14.2	11.0	7.0	5.7	15.5	69.6
Purchase Obligations(2)	3.2	—	—	—	—	—	3.2
Domestic Pension and Other Postretirement Benefits(3)	21.3	22.6	23.6	24.7	25.8	141.6	259.6
Other(4)	6.5	—	—	—	—	—	6.5

Total Contractual Cash Obligations	$49.9	$39.7	$37.7	$36.1	$220.7	$893.9	$1,278.0

(1)	Excludes a $5.0 premium, which is being amortized over the term of the notes.
(2)	Represents significant vendor purchase commitments.
(3)	Estimated cash obligations through 2013.
(4)	Reflects bonus and redeemable share purchase obligations.

	2004	2005	2006	2007	2008	2009 and Thereafter	Total
	(in millions)
Commitments
Letters of Credit	$27.2	$9.1	$—	$0.1	$—	$1.2	$37.6

Total Commitments	$27.2	$9.1	$—	$0.1	$—	$1.2	$37.6

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The standard requires that companies provide more details about their plan assets, benefit obligations, cash flow, benefit costs and other relevant information. The guidance is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The Company has adopted this standard for the year ended December 31, 2003 for domestic pension plans. SFAS No. 132 becomes effective for disclosures relating to foreign pension plans for fiscal years ending after June 15, 2004.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company elected early adoption of SFAS No. 146 as of July, 2002. See Note 3 to our financial statements for disclosure of our costs associated with exit activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are in effect for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition guidance provided in the statement had no impact on our results of operations or financial position, as we elected not to change the accounting of our stock based compensation from APB No. 25 “Accounting for Stock Issued to Employees.” We have implemented the disclosure provisions of this statement, see Note 2 to our financial statements.

In April 2002, the FASB issued SFAS No. 149 “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, the statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain and other existing pronouncements. The statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively. Adoption of the provisions of SFAS No. 149 did not have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For Dresser, which is considered a nonpublic entity as defined by this statement, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, which deferred indefinitely the effective date of certain provisions of SFAS No. 150. We do not believe that the provisions of SFAS No. 150 will have a material impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (revised December 2003) “Consolidation of Variable Interest Entities’ (“Fin 46-R”) to address certain FIN 46 implementation issues. Fin 46-R is effective for Dresser, a nonpublic entity as defined, immediately for any variable interest entity created after December 31, 2003 and by the beginning of the first annual period beginning after December 15, 2004 for all variable interest entities subject to FIN 46-R. The Company has not assessed the effect Fin 46-R may have on its reported assets, liabilities or operations, however, we believe Fin 46-R will not have a material effect on our results of operations or financial position. The most likely effect would be gross up of assets and liabilities arising from consolidation of certain previously unconsolidated subsidiaries, if any.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we employ financial instruments to manage exposure to fluctuations in the value of foreign currencies and interest rates. It is our policy to utilize these financial instruments only where necessary to manage such exposures. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. We do not enter into these transactions for speculative purposes.

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

Our financial performance is also exposed to movements in short-term floating market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows, and to reduce overall borrowing costs. To achieve this objective we have entered into interest rate swap agreement to effectively fix the interest rate on our variable rate debt. We previously entered into two such transactions, both of which either matured or were canceled in 2003.

The following table provides information about our derivative instruments and other financial instruments that are sensitive to foreign currency exchange rates and changes in interest rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on the implied forward rate in the yield curve.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
Euro
Contract Amount	53.5	—	—	—	—	—	53.5	4.0
Avg. Contract Rate	1.1507	—	—	—	—	—
Related forward contracts to sell GBP
Euro
Contract Amount	0.2	—	—	—	—	—	0.2	—
Avg. Contract Rate	0.7002	—	—	—	—	—
Related forward contracts to buy USD
Japanese Yen
Contract Amount	0.1	—	—	—	—	—	0.1	—
Avg. Contract Rate	110.3356	—	—	—	—	—
South African Rand
Contract Amount	0.5	—	—	—	—	—	0.5	—
Avg. Contract Rate	6.9107	—	—	—	—	—
Euro
Contract Amount	6.4	—	—	—	—	—	6.4	(0.4)
Avg. Contract Rate	1.1598	—	—	—	—	—
Related forward contracts to buy EUR
South African Rand
Contract Amount	0.5	—	—	—	—	—	0.5	—
Avg. Contract Rate	8.3851	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	2.6	2.7	0.9	0.7	0.7	551.5	559.1	602.8
Average Interest Rate	9.29%	9.31%	9.33%	9.33%	9.33%	9.33%
Variable Rate	—	—	2.0	4.0	188.8	186.8	381.6	381.6
Average Interest Rate	—	—	7.89%	8.54%	8.43%	8.77%
Euro Functional Currency
Fixed Rate	0.9	0.9	0.9	0.4	0.3	—	3.4	3.5
Average Interest Rate	7.62%	8.12%	8.74%	9.75%	9.75%	—

The Company may also enter into forward exchange contracts to hedge foreign currency denominated payments under intercompany loan agreements. The Company uses forward contracts with maturities comparable to the forecasted principal repayments on the intercompany loan. Hedged transactions are primarily denominated in Japanese yen, Canadian dollars, Great Britain pounds, and Euro. Increases and decreases in the fair market values of the forward agreement are essentially offset by changes in the values of the net underlying foreign currency exposures. As of December 31, 2003 the Company had forward contracts hedging intercompany loans with a notional value of $74.6 million. The fair value of these contracts at December 31, 2003 are immaterial. No forward exchange contracts were outstanding at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors’ reports, financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See “Index to Financial Statements and Financial Statement Schedules” on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Our independent auditors, PwC, have reported to our audit committee a “material weakness” and a “reportable condition” under standards established by the American Institute of Certified Public Accountants regarding various elements of our system of internal controls. They noted a material weakness with respect to our On/Off valve operations located in Houston, Texas, including general, inventory and contract accounting. They also cited a reportable condition with respect to the operation of our finance organization, including our consolidation process, and inconsistency in the application of company policy among business units and segments.

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the foregoing, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure and that the following initiatives with respect to our disclosure controls and procedures were required:

•	We have appointed new controllers for both the on/off product line and its North American operations, and hired additional staff personnel to increase the depth of accounting experience in our Houston on/off valve operations. We have also initiated a search for an experienced controller to oversee contract accounting.

•	We have established enhanced corporate oversight of the accounting at our Houston On/Off valve operation, and expect to continue this oversight in 2004.

•	We have significantly increased the number and skills of management and staff personnel in our accounting and finance organization to increase our depth of experience in accounting, SEC reporting matters and internal audit. We have appointed new controllers at five of our operating units. We are continuing to monitor and review the overall adequacy of our personnel and expect to make additional changes.

•	We, with the assistance of outside consultants, continue to review and revise a number of our disclosure and accounting policies and procedures, in order to strengthen and establish greater uniformity in the their application.

•	We have undertaken a plan to adopt an enterprise resource planning (ERP) system solution to replace the current variety of systems we used for operating and financial reporting throughout our global organization. We have installed this system at our corporate accounting department and have completed the global design of the system for our operating units. We expect to complete an initial pilot implementation of this system in our U.S. retail fueling operation in 2004, and deploy it in our various operating units over the next several years.

While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with the SEC’s proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our internal and external auditors. As a result, additional changes will be made to our internal controls and procedures.

Other than the foregoing initiatives since the date of the evaluation supervised by our management, there have been no changes in our disclosure controls and procedures, including our internal controls over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Andrew E. Graves is a Vice President of Dresser, Inc. and President of Dresser Flow Solutions. Mr. Graves joined Dresser in April 2003. Prior to joining Dresser, Mr. Graves previously held the position of President and Chief Operating Officer of Federal Signal Corporation since 2001. Prior to his tenure there, he was President of CNH Capital Corporation, a financial services subsidiary of CHH Global. Mr. Graves also led the Latin America business for Case Corporation (a predecessor company to CNH Global) from 1994 to 1998. From 1983 to 1994, Mr. Graves held a variety of operations management positions in FMC Corporation’s Wellhead Equipment division. Mr. Graves is 45 years old.

Thomas J. Kanuk is the Corporate Controller and Chief Accounting Officer of Dresser, Inc. He joined Dresser in July 2002 as Corporate Controller and became our Chief Accounting Officer in October 2003. Prior to joining Dresser, Mr. Kanuk was the Corporate Controller for Dal-Tile International Inc, from 1998 to 2002. He has also previously served in corporate and operational financial management positions at Invacare Corporation and the Sherwin Williams Company and has also worked for Ernst & Young LLP. Mr. Kanuk is 52 years old.

Thomas J. Laird is a President of Waukesha Engine. He was appointed to this position in January 2004. Prior to joining Dresser, Mr. Laird was president and CEO of Ace Products, Inc. from 2002 to 2003 and from 2001 to 2002, he was president and CEO of Advance Mixer, Inc. From 1993 to 2001, Mr. Laird was president and CEO of Woods Equipment Company. From 1972 to 1993, Mr. Laird held a number of management and executive positions in units of General Electric Company. Mr. Laird is 54 years old.

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

J. Scott Matthews is Senior Vice President of Corporate Development for Dresser, Inc. Prior to joining Dresser in this capacity in 2002, Mr. Matthews has served in various roles in the domestic and international oil and gas industry for over 23 years. Since 1996, Mr. Matthews was involved with private investments. From 1987 to 1996, Mr. Matthews was President and Chief Executive Officer of Compressor Systems, Inc. In 1982 he was a founding partner in an independent oil & gas production company in Midland, TX. Mr. Matthews is 58 years old.

Patrick M. Murray is Chief Executive Officer and a Director of Dresser, Inc. Mr. Murray previously served as President of Dresser Equipment Group Inc., Vice President, Strategic Initiatives of Dresser Industries, and Vice President, Operations of Dresser Industries. Mr. Murray has also served as the President of Sperry-Sun Drilling Services and the Controller of NL Industries. Mr. Murray joined NL Industries in 1973 as a Systems Application Consultant and has served in a variety of increasingly senior management positions with NL Industries, Baroid Corporation and Dresser Industries. Mr. Murray is currently a director of Precision Drilling Corporation and Harvest Natural Resources, Inc. Mr. Murray is 60 years old.

James A. Nattier is Executive Vice President and Chief Financial Officer of Dresser, Inc. Mr. Nattier became Chief Financial Officer in March 2002 and has previously served as Vice President and Chief Administrative Officer, Vice President—Shared Services for Dresser Equipment Group Inc., Executive Vice President—Shared Services for Halliburton Energy Services and Vice President—Industrial Products for Baroid Drilling Fluids. Mr. Nattier joined NL Industries in 1978 and has served in a variety of technical, operations, marketing and senior management positions with NL Industries, Baroid Corporation, Dresser Industries and Halliburton. Mr. Nattier is 42 years old.

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

James F. Riegler is Vice President—Human Resources of Dresser, Inc. Mr. Riegler previously served as Director—Human Resources of Dresser Equipment Group, Inc., and Director of Employee Relations of Dresser Industries. Mr. Riegler joined Dresser Industries in 1981. Mr. Riegler is 54 years old.

John P. Ryan is a Vice President of Dresser, Inc. and President of Dresser Wayne. Mr. Ryan previously served as President of Dresser Wayne. Mr. Ryan joined Dresser as a National Accounts Sales Manager in 1987, worked in Field Sales and National Sales and became the Vice President of Sales in 1991. Prior to working at Dresser Wayne, Mr. Ryan worked for 10 years with Goulds Pumps Inc. in various sales capacities in Singapore and the United States. Mr. Ryan is 52 years old.

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

William E. Macaulay is Chairman of the Board of Directors of Dresser, Inc. Mr. Macaulay is the Chairman and Chief Executive Officer of First Reserve Corporation and has been with that firm since 1983. Prior to joining First Reserve in 1983, Mr. Macaulay was a co-founder of Meridien Capital Company, a private equity buyout firm. From 1972 to 1982, Mr. Macaulay was with Oppenheimer & Co., Inc., where he served as Director of Corporate Finance, with responsibility for investing Oppenheimer’s capital in private equity transactions, as a General Partner and member of the Management Committee of Oppenheimer & Co., as well as President of Oppenheimer Energy Corporation. Mr. Macaulay is currently a director of Weatherford International, Inc. and National Oilwell, Inc., and Chairman of the Board of Pride International, Inc. Mr. Macaulay is 58 years old.

Paul D. Barnett is a Director of Dresser, Inc. Mr. Barnett was one of the founders of and has been a Managing Principal with Odyssey Investment Partners, LLC since 1997. Mr. Barnett was also a Principal in the equity investing group at Odyssey Partners from 1993 to 1997. Prior to joining Odyssey Partners, Mr. Barnett was a Managing Director of Mancuso & Company, a New York-based private equity investor, from 1990 to 1993. From 1984 to 1990, Mr. Barnett was in the corporate finance department of Kidder, Peabody & Co., where he was involved primarily in structured finance, high yield capital markets and merchant banking. Mr. Barnett is 43 years old.

Bernard J. Duroc-Danner is a Director of Dresser, Inc. Mr. Duroc-Danner currently holds the position of Chairman, President and Chief Executive Officer of Weatherford International, Inc. Prior to Weatherford’s merger with EVI, Inc., Mr. Duroc-Danner was the President and Chief Executive Officer of EVI, Inc. In prior years, Mr. Duroc-Danner held positions at Arthur D. Little and Mobil Oil, Inc. (now ExxonMobil). In addition, Mr. Duroc-Danner is a director of Universal Compression Holdings, Inc., Cal Dive International, Inc., and Parker Drilling Company. Mr. Duroc-Danner is 50 years old.

Ben A. Guill is a Director of Dresser, Inc. Mr. Guill is President of First Reserve Corporation and joined that firm in 1998. Prior to joining First Reserve, Mr. Guill spent 18 years with Simmons & Company International, an investment banking firm, where he served as Managing Director and Co-Head of Investment Banking. Prior to that time he was with Blyth Eastman Dillon & Company. Mr. Guill is a director of National-Oilwell, Inc., Superior Energy Services, Inc., T-3 Energy Services, Inc. and Quanta Services, Inc. Mr. Guill is 53 years old.

Muzzafar Mirza is a Director of Dresser, Inc. Mr. Mirza was one of the founders of and has been a Managing Principal with Odyssey Investment Partners, LLC since 1997. Mr. Mirza also was a Principal in the private equity investing group at Odyssey Partners from 1993 to 1997. Prior to joining Odyssey Partners, Mr. Mirza was head of merchant banking at GE Capital Corp., where he was responsible for all the company’s cash flows lending and investing. Mr. Mirza spent five years at Marine Midland Bank and was a member of the bank’s first LBO finance group. Mr. Mirza is 46 years old.

Gary L. Rosenthal is a Director of Dresser, Inc. Mr. Rosenthal is co-founder and President of Heaney Rosenthal Inc., a private investment company, a position he has held since October 1994. From July 1998 to September 2000, Mr. Rosenthal also served as Chairman of the Board and Chief Executive Officer of AXIA Incorporated, a diversified manufacturing company, and until May 2001 as President. In prior years, Mr. Rosenthal served as

Chairman and then President and Chief Executive Officer of Wheatley TXT Corp., as a Senior Vice President of Cain Chemical Inc., and as a partner in The Sterling Group, Inc., a private equity firm. He currently serves as a director of Oil States International, Inc. and Pioneer Companies, Inc. and as non-executive Chairman of the Board of HydroChem Holdings, Inc. Mr. Rosenthal is 54 years old.

Thomas J. Sikorski is a Director of Dresser, Inc. Mr. Sikorski is a Managing Director of First Reserve Corporation and joined that firm in April 2002. Prior to joining the firm, Mr. Sikorski was most recently a co-founder and Partner with Windward Capital, a New York-based private equity firm with $700 million under management in two funds. He was a Director at MetLife Private Equity Investments and a Vice President in the CSFB Private Equity Group. Mr. Sikorski is a Director of Quanta Services, Inc. Mr. Sikorski is 42 years old.

Board Committees

Our Board of Directors has an Executive Committee, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Executive Committee may exercise any of the Board’s authority between meetings of the Board, if the majority of its members determine that a) taking such action promptly is in the Company’s best interest and b) it is impracticable to assemble and properly inform the Board prior to taking such action. The members of the Executive Committee are Messrs. Murray, Macaulay and Barnett. The Audit Committee recommends to the Board of Directors the engagement of the independent auditors; reviews the professional services provided by, and the fees charged by, the independent auditors; reviews the scope of the internal and external audit; and reviews financial statements and matters pertaining to the audit. The members of the Audit Committee are Messrs. Barnett, Rosenthal and Sikorski. The Compensation Committee is responsible for assuring that the executive officers and other key management are effectively compensated and that compensation is internally equitable and externally competitive. The members of the Compensation Committee are Messrs. Guill and Mirza. The Nominating and Corporate Governance Committee oversees the nomination of candidates for the Board and delegates authority to the various committees of the Board. The members of the Nomination and Corporate Governance Committee are Messrs. Macaulay and Duroc-Danner.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Barnett, the chairman of our audit committee, qualifies as a financial expert. Mr. Barnett is not considered independent, as he is a Managing Principal of Odyssey Investment Partners, which beneficially owns 25% of DEG Acquisition, LLC’s 92.5% voting interest in our parent, Dresser, Ltd.

Board Compensation

The members of the Board of Directors of Dresser are reimbursed for their out-of-pocket expenses. In addition, non-employee non-affiliate members of the Board of Directors are compensated $5,000 for each Board meeting and $1,000 for each Committee meeting attended by such director. Compensation is in the form of cash or class A common shares of Dresser, Ltd.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. A copy of the code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-K and is posted on our Internet site at http://www.dresser.com. In the event that we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our Internet site.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the 2003, 2002 and 2001 compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers.

Summary Compensation Table

Name	Year	Salary	Bonus $ (1)	Securities Underlying Options (#) (2)	LTIP Payouts $ (3)	All Other Compensation $ (4)
Patrick M. Murray	2003	$650,000	$97,500	$—	$—	$111,558
Chief Executive Officer	2002	$500,000	$122,542	$—	$—	$182,662
	2001	$476,788	$1,299,617	135,000	$258,258	$ 29,018

Steven G. Lamb(5)	2003	$650,000	$195,000	—	—	99,320
President	2002	$128,646	$355,000	—	—	—

James A. Nattier	2003	$300,002	$45,000	—	—	$ 14,161
Executive Vice President and	2002	$220,008	$54,012	—	—	$ 11,519
Chief Financial Officer	2001	$206,586	$536,342	50,000	—	$ 8,970

John P. Ryan	2003	$241,133	$135,000	—	—	$ 25,151
President,	2002	$203,280	$81,312		—	$ 20,221
Dresser Wayne	2001	$203,280	$632,994	36,000		$ 17,341

Andrew E. Graves(6)	2003	$237,372	52,500	—	—	9,691
President
Dresser Flow Solutions

(1)	Incentive payments with respect to 2003 were earned in 2003 and paid in 2004 under the 2003 Incentive Plan. Mr. Lamb’s 2003 payment includes a $97,500 discretionary incentive payment and a $97,500 contractual retention bonus. The 2002 bonus for Mr. Lamb represents a signing bonus. Bonuses with respect to 2001 include a bonus associated with the sale of DEG; the amounts are as follows:

Patrick M. Murray	$1,075,580
James A. Nattier	$443,677
John P. Ryan	$546,610

In addition, 2001 bonus amounts include a Halliburton business performance incentive paid in the first quarter of 2001 and a Dresser business performance incentive for the final nine months of 2001.

(2)	As a result of the transactions in which Dresser, Ltd. became our indirect parent, all awards outstanding under the Dresser 2001 Stock Incentive Plan as of July 3, 2002 were converted into awards under the Share Incentive Plan of Dresser, Ltd. No awards have been granted subsequent to July 3, 2002. As such, the schedule reflects stock options of Dresser, Ltd. Mr. Lamb holds an agreement for options of 224,000 shares of Dresser Common Stock; Mr. Graves holds an agreement for options of 70,000 shares of Dresser Common Stock.
(3)	2001 payouts were made under the Performance Stock Unit Plan and the Incentive Stock Unit Plan of Dresser Industries, Inc.
(4)	Other compensation for 2003 includes a Dresser Industries, Inc. short-term deferred compensation plan payment to Mr. Murray in the amount of $72,315; financial planning assistance; for some of the listed executives imputed income on executive life insurance, relocation, and living expenses; company match to qualified and non-qualified plans; and pension equalizer awards. Amounts for 2002 include company match to qualified and non-qualified plans, 2002 financial planning assistance, pension equalizer award, imputed income on executive life insurance. For Mr. Murray, other compensation includes $144,364 related to short-term deferred compensation plan payment. Amounts in this column for 2001 represent company match on qualified and nonqualified plans; pension equalizer awards, patent awards, financial planning assistance, restricted stock dividends, and imputed income on executive life insurance.
(5)	Mr. Lamb’s employment agreement was effective November 1, 2002. His salary represents his actual earnings in 2002. Mr. Lamb’s annual salary is $650,000.
(6)	Mr. Graves joined Dresser effective April 15, 2003; salary represents actual 2003 Dresser earnings. Mr. Graves’ annual salary is $350,000.

Option Grants in the Last Fiscal Year

No options were granted during the year ended December 31, 2003.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table shows aggregate exercises of options to purchase Dresser, Ltd. common shares in the fiscal year ended December 31, 2003 by the executive officers named in the Summary Compensation Table.

			Number of Securities Underlying Unexercised Options at Fiscal Year-end (Shares)(2)		Value of Unexercised In-the-Money Options at Fiscal Year-end(3)
Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick M. Murray	—	—	25,010	109,990	—	—
Steven G. Lamb(4)	—	—	—	—	—	—
James A. Nattier	—	—	9,263	40,737	—	—
John P. Ryan	—	—	6,669	29,331	—	—
Andrew E. Graves(5)	—	—	—	—	—	—

(1)	No shares were acquired through exercise in 2003, therefore no value was realized.
(2)	As a result of the transactions in which Dresser, Ltd. became our indirect parent, all awards outstanding under the Dresser 2001 Stock Incentive Plan as of July 3, 2002 were converted into awards under the Share Incentive Plan of Dresser, Ltd. No awards have been issued subsequent to July 3, 2002. As such, the schedule reflects stock options of Dresser, Ltd.
(3)	Based upon the most recent valuation price per common share of $40.00, on December 31, 2003 none of the options are in the money.
(4)	Mr. Lamb holds an agreement to receive options of 224,000 shares of Dresser, Ltd. common shares. These options have not yet been granted.
(5)	Mr. Graves holds an agreement to receive options of 70,000 shares of Dresser, Ltd. common shares. These options have not yet been granted.

Employment Agreements

We have entered into employment agreements with each of the executive officers named in the Summary Compensation Table. Each of the employment agreements provides generally:

•	The annual base salary, which may be increased by our Board of Directors in its discretion for each of the executive officers named in the Summary Compensation Table.

•	Each executive officer is entitled to participate in our annual incentive plan and in our various other employee benefit plans and arrangements that are applicable to senior officers.

•	If an executive officer listed in the table is terminated without “cause,” or if he resigns for “good reason” (each as defined in the respective employment agreements), he is entitled to receive certain benefits. Messrs. Murray and Lamb’s benefits are discussed below. Messrs. Nattier and Graves will receive their incentive bonus and annual base salary for 24 months; will continue their coverage under our medical, dental and life insurance programs for 24 months on the same basis as they was entitled to participate prior to termination; all unvested options will become immediately vested upon the date of termination and the restrictions will lapse on previously awarded shares of restricted stock. Mr. Ryan, under similar terms of termination, is entitled to receive his incentive bonus and annual base salary for 24 months; will continue his coverage under our medical, dental and life insurance programs for 18 months on the same basis as he was entitled to participate prior to termination; and all unvested options, other than performance based options, will become immediately vested upon the date of such termination and the restrictions will lapse on previously awarded shares of restricted stock.

Employment agreement with Mr. Murray

Mr. Murray signed a new agreement effective January 5, 2004. Under this agreement, he will serve as Chief Executive Officer and as a member of the Board of Directors. The term of this agreement runs through April 30, 2004 and provides for an annual base compensation of $650,000. Mr. Murray will be eligible for an annual incentive bonus, if at all, based on achievement of performance goals established annually by the Board of Directors, in consultation with Mr. Murray. The Board of Directors will determine whether performance goals have been met, and the amount of any annual incentive bonus could equal up to 100% of the employee’s base salary.

If his employment is terminated before the end of the agreement term without cause or if he resigns for employee cause, he is entitled to receive his base pay and pro-rated annual target incentive bonus up to the date of termination; severance equal to his annual base plus target bonus through December 31, 2006, with the annual base set at $350,000 for payments occurring after December 31, 2004; and health benefits through December 31, 2007.

If his employment is terminated before the end of the agreement term with cause or if he resigns without employee cause, he is entitled to receive any earned base compensation through the termination date and earned but unpaid bonuses for prior year(s); he will not receive the “End of Term” bonus or a bonus payment for the year of termination.

Mr. Murray has agreed under terms specified in his agreement, not to compete with the Company for the period following his termination through December 31, 2006.

If he retires on the last day of the Term Period (April 30, 2004), he is entitled to continue his health benefits through December 31, 2007; receive a pro-rata bonus for 2004; all unforfeited benefits under the Dresser, Inc. Senior Executives Deferred Compensation Plan will be paid in the form of shares of Dresser Common Stock valued in accordance with the Plan; and will receive an “End of Term” bonus of $1,217,670.

Should Mr. Murray elect to retire at term, any remaining unvested options shall become fully vested and he will be entitled to exercise these vested options at any time until one year following his resignation or removal as Chairman of the Board.

Effective May 1, 2004, Mr. Murray will serve as a non-employee Chairman of the Board.

Employment agreement with Mr. Lamb

Under the terms of Mr. Lamb’s employment contract, effective May 1, 2004, he will serve as Chief Executive Officer of the Company and as a member of the Board of Directors. Mr. Lamb will be eligible for an annual incentive bonus, if at all, based on achievement of performance goals established annually by the Board of Directors, in consultation with Mr. Lamb. The Board of Directors will determine whether performance goals have been met, and the amount of any annual incentive bonus could equal up to 100% of the employee’s base salary. Mr. Lamb received an initial signing bonus of $355,000 and is entitled to receive additional retention bonuses no later than December 31, 2003 and 2004, respectively, of no less than $50,000 and no more than $325,000. For the year ended December 31, 2003, Mr. Lamb received a retention bonus of $97,500. The Board of Directors will determine the amount of the 2004 retention bonus based on the same performance goals as the incentive bonus for 2004. In addition, Mr. Lamb will receive a perquisite allowance as determined by the Board of Directors throughout his employment.

If his employment is terminated without “cause” or if he resigns other than for employee cause, he is entitled to receive his earned but unpaid base salary; earned but unpaid incentive bonus, initial signing bonus, and retention bonus payable for years prior to the year of his termination of employment and unpaid incentive target bonus and minimum retention bonus for the year of termination, pro rated through the date of termination. These amounts shall be paid him in a single lump sum cash payment. In addition, he is entitled to receive his base salary and his incentive target bonus for three years. Mr. Lamb will also be entitled to participate in all applicable employee benefit plans and programs for as long as he is receiving a severance benefit.

If his employment is terminated in anticipation of or within one year following a change in control, Mr. Lamb will receive a severance benefit consisting of three times his base salary and three times his incentive target bonus in a single lump sum cash payment.

He has agreed not to compete with the company for three years following the termination of his employment.

The Executive Committee of the Board of Directors approved a grant option of 224,000 shares of Dresser common stock. We currently do not have enough options authorized under our share incentive plan to issue Mr. Lamb the options he was granted under his employment agreement. Mr. Lamb agreed to permit a delay of the execution of options until a later date. As a result, we intend to amend the plan to increase the number of authorized shares to allow us to issue Mr. Lamb the options he has been granted. The unvested options will terminate without value upon termination for employer cause or resignation without employee cause. Unvested options will vest immediately upon any other termination. Vested options will expire if unexercised on the first anniversary of termination.

We also have entered into signed employment agreements with four other executive officers. Generally, these agreements provide that if an executive’s employment is terminated under certain circumstances described in the agreement, the executive is entitled to receive various benefits including those listed below. In addition, these executive officers have agreed not to compete with us for one year following termination of employment.

•	Continuation of their current base salary for 24 months

•	Executive’s full earned but not paid bonus from the prior year if not already paid

•	Executive’s earned bonus for the year of termination

•	Executive’s target bonus for the balance of the 24 months after the year of termination

•	Continuation of basic medical, dental, and life insurance for 18 months

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

Share Incentive Plan

The Share Incentive Plan of Dresser, Ltd. is the successor and continuation of the 2001 Stock Incentive Plan of Dresser, Inc., with respect to those participants who were a part of the plan as of July 3, 2002. This share plan permits the grant of a variety of equity based compensation awards, including non-qualified share options, incentive share options, restricted share awards, phantom shares, share appreciation rights and other rights with respect to our common shares. Seven hundred twenty-two thousand six hundred one (722,601) common shares (which may be Class B common shares, par value $0.01) are issuable under the share plan (subject to adjustment for events such as share dividends, share splits, recapitalizations, mergers and reorganizations). Our employees, consultants and directors are eligible to receive awards under the share plan.

All awards outstanding under the Dresser 2001 Stock Incentive Plan as of July 3, 2002 were converted into awards under the Share Incentive Plan of Dresser, Ltd. No awards have been issued subsequent to July 3, 2002. As of December 31, 2003, we had the following options outstanding under the 2001 Stock Incentive Plan:

•	options to purchase 216,814 shares of common stock that vest 20% on the first anniversary of the date of the grant and 1/48 of the remaining 80% per month for each month thereafter until the options are fully vested. Vesting of these options will accelerate if the employee leaves for good reason, is terminated by the company without cause, dies or suffers a permanent disability.

•	options to purchase 98,333 shares of common stock that will vest, if at all, if our majority shareholder realizes a 35% annualized internal rate of return on its initial investment in us and is able to liquidate its initial investment in us at a price equal to at least 450% of the price paid for its initial investment (as adjusted for stock splits and other recapitalizations).

•	Options to purchase 295,000 shares of common stock that vest if the employee is still employed after nine and one-half years, but vesting will accelerate (up to 20% per year over five years) if we achieve predetermined financial performance milestones. The vesting of these options will also be accelerated if the options discussed in the preceding paragraph vest.

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

All purchases as of July 3, 2002 under the Dresser, Inc. 2001 Management Employee Equity Purchase Plan were converted into purchases under this plan.

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

Deferred Compensation Plans

We adopted the Dresser, Inc. Senior Executives’ Deferred Compensation Plan, the Dresser, Inc. Management Deferred Compensation Plan, and the Dresser, Inc. Short Term Deferred Compensation Plan effective as of April 10, 2001. The Dresser, Inc. Senior Executives’ Deferred Compensation Plan and the Dresser, Inc. Management Deferred Compensation Plan were amended such that references to shares of Dresser, Inc. as of July 3, 2002 now refer to Dresser, Ltd. shares. The deferred compensation plans are not tax qualified retirement plans. The deferred compensation plans allowed certain of our employees to elect to defer salary or other compensation. In connection with the establishment of such plans, liabilities from certain Halliburton deferred compensation plans and supplemental executive retirement plans and certain existing Dresser deferred compensation plans were transferred to the newly established plans. In addition, certain of our employees who were eligible to receive retention bonuses, cash payments pursuant to Halliburton restricted stock, or other payments from Halliburton elected to defer the receipt of such payments under the deferred compensation plans. Amounts deferred under the deferred compensation plans are general liabilities of Dresser and are represented by bookkeeping accounts maintained on behalf of the participants. Participants are generally able to elect to have such accounts deemed to be invested either in share units that track the value of our common stock or in an interest bearing account. Distributions shall generally be made from the deferred compensation plans to a participant over time following his or her retirement or other termination of employment.

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

We adopted, as of April 10, 2001, the Dresser, Inc. Retirement and Savings Plan, or the 401(k) Plan, which is intended to be the primary plan to provide retirement benefits to our participating employees. The 401(k) Plan provides a dollar of company matching contributions for every dollar of employee contributions up to a maximum of 4% of the “compensation” any employee elects to defer. “Compensation” for this purpose was limited to $200,000 in 2003 by Internal Revenue Code Section 401(a)(17). In connection with the recapitalization transaction, we have agreed to make additional contributions to the 401(k) Plan. Such additional contributions mirror contributions made to certain of our employees under the Halliburton Retirement and Savings Plan, and are intended to make up for benefits lost pursuant to the freezing of the Dresser Industries, Inc. Consolidated Salaried Retirement Plan, as described above.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”), an unfunded retirement plan that provides a lump sum benefit for nominated executives. The current participants in this plan are Messrs. Murray, Lamb, Graves, Nattier and Ryan. The SERP benefit is calculated as a percentage of a participant’s Final Average Earnings times a years of service component. The benefit is offset by the value of qualified and nonqualified Company funded retirement and pension plan benefits. For all participants, vesting generally occurs after 5 years of service. Acceleration of vesting may occur in the event of death, disability, termination by the Company without cause, termination by the participant for cause, or a change in control. Mr. Murray will be eligible for an unreduced benefit at age 65. Mr. Lamb will be eligible for an unreduced benefit at age 60. For Messrs. Graves, Nattier and Ryan benefit accrual begins the later of age 40 or their date of hire and they are eligible for an unreduced benefit at age 65.

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

Treatment Of Halliburton Restricted Stock

In connection with the recapitalization transaction, we agreed to assume the value of Halliburton’s liability for certain individuals with respect to cash payments for the value of Halliburton’s restricted stock as to which the restrictions had not lapsed as of April 10, 2001. Certain of our employees, including Messrs. Murray, Nattier, and Ryan, have elected to roll over these cash payments into deferred compensation arrangements which we have adopted in accordance with the recapitalization transaction.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth certain information as of February 29, 2004, regarding the beneficial ownership of the shares of Dresser, Ltd. with respect to each person who is a beneficial owner of more than 5% of the outstanding shares of Dresser, Ltd. and beneficial ownership of the shares of Dresser, Ltd. by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group.

To calculate a shareholder’s percentage of beneficial ownership, we must include in the numerator and denominator those shares underlying options beneficially owned by that shareholder that have vested or will vest within 60 days of February 29, 2004. Options held by other shareholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our shareholders may differ.

	Class A Shares		Non-voting Class B Shares
Name and Address of Beneficial Owner	# of Shares	% of Class of Shares Outstanding	# of Shares	% of Class of Shares Outstanding
DEG Acquisitions, LLC(1)	9,700,000	92.5%	550,000	49.2%
c/o First Reserve Corporation
411 West Putnam, Suite 109
Greenwich, CT 06830
First Reserve Affiliates(2)	—	*	392,275	35.1%
411 W. Putnam Avenue
Suite 109
Greenwich, CT 06830
Halliburton Energy Services, Inc.	537,408	5.1%	—	*
c/o Halliburton Company
4100 Clinton Drive
P.O. Box 3
Houston, TX 77020-6299
Patrick M. Murray	—	*	28,010	2.4%
Steven G. Lamb	—	*	—	*
James A. Nattier	—	*	10,375	*
Andrew E. Graves	—	*	—	*
Thomas J. Kanuk	—	*	612	*
Troy D. Matherne	—	*	—	*
J. Scott Matthews	—	*	5,400	*
Frank P. Pittman	423	*	4,976	*
James F. Riegler	223	*	3,930	*
John P. Ryan	890	*	9,079	*
Brian White	—	*	3,528	*
William E. Macaulay(3)	—	*	49,789	4.3%
Paul D. Barnett	—	*	—	*
Bernard J. Duroc-Danner(4)	7,750	*	3,854	*
Ben A. Guill	—	*	—	*
Muzzafar Mirza	—	*	—	*
Gary L. Rosenthal	4,612	*	3,854	*
Thomas Sikorski	—	*	—	*
All directors and executive officers as a Group (20 persons)	13,898	*	123,407	9.9%

*	Signifies less than 1%. Also, does not include shares held by DEG Acquisitions, LLC, which could be attributed to certain of these individuals.
(1)	75% of the equity interests in DEG Acquisitions, LLC are held by First Reserve Corporation and its affiliates and co-investors, and 25% are held by Odyssey Investment partners, LLC and its affiliates and co-investors.
(2)	Consists of shares held by First Reserve Fund VI, Limited Partnership, First Reserve Fund VII, Limited Partnership and First Reserve Fund VIII, L.P.
(3)	Includes 46,789 non-voting class B shares held by Robert A. Albrecht, Trustee for the Macaulay Family 2000 Trust, 1,500 non-voting Class B shares held by Anne R. Macaulay Trust-1 and 1,500 non-voting class B shares held by Elizabeth R. Macaulay Trust-1.
(4)	Includes 5,000 class A shares held by Duroc-Danner Family Investments L.P. and 2,750 class A shares held by Consuelo Duroc-Danner.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	610,147	$40.00	112,454
Equity compensation plans not approved by security holders	—	—	—

(1)	The information reflected in the tables above are securities issued under the share incentive plan of Dresser, Ltd. which is described under Item II—Executive Compensation—“Dresser, Inc. Plans—Share Incentive Plan”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transition Agreements

On April 10, 2001, Halliburton executed a transition services agreement with us whereby Halliburton agreed to provide us with certain transition services for up to nine months at its cost, which we believe did not exceed the fair market value of those services. The services covered by this agreement include certain human resources and employee benefit administration services, certain information technology services and certain real estate support services at facilities that we shared with Halliburton. We will continue to obtain voice and fax services via the Halliburton software defined network through June 2004. During 2003, we paid Halliburton approximately $0.8 million under this agreement.

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

Lease Agreement

We leased approximately 21,000 square feet to Halliburton on a month-to-month basis under an arrangement that was cancelable by either party on 30 days’ notice. Payments under these leases were on terms similar to those we would negotiate with an unaffiliated party. Effective February 28, 2002, Halliburton vacated the space. We have also granted certain easements and non-exclusive access rights to Halliburton, including rights pursuant to a related Access Agreement, to use portions of our adjoining property. During 2002, we received payments of approximately $0.2 million.

Trademark Assignment And License Agreement

Pursuant to agreements with Halliburton, we own all right, title and interest in and to the marks “Dresser” and “Dresser and Design” and other trademarks and servicemarks in the U.S. and in various jurisdictions throughout the world. We have granted back to Halliburton a non-exclusive license to use these marks during a transition period of up to three years while various Halliburton entities are re-named or liquidated. This grant expires in April 2004. We have also granted back to Halliburton a perpetual, exclusive license to use the name “Dresser Industries” provided the name is not used in connection with raising capital, or the sale, promotion, design or manufacture of goods or services that would create market confusion affecting Dresser. We also granted to Halliburton the use of the name “Dresser Industries, Inc.” for use as a holding company name. In addition, we have agreed not to use the Dresser name for seven years in certain businesses where Halliburton operates, or to directly compete with Halliburton for three years.

Sales and Receivables

During 2003, we had sales of approximately $24.3 million to Halliburton and its affiliates. Accounts receivable related to Halliburton and its affiliates totaled approximately $13.1 million at December 31, 2003. Approximately $12.6 million of accounts receivable due from Halliburton affiliates comprise trade and other receivables due from Halliburton operating units which entered into plans of bankruptcy during 2003. The Company has evaluated the likelihood of collectibility of the amounts due and has concluded its related reserves are adequate and that its exposure to non payment is not significant.

Fees

We reimburse First Reserve and Odyssey for certain expenses incurred in connection with the ongoing ownership and management of Dresser. During 2003, we reimbursed First Reserve and Odyssey approximately $0.1 million for these expenses.

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

Right of First Offer. Until the closing of our initial public offering, if Halliburton desires to sell any of its shares of us to a third party, then it must give us a notice of such intent to sell and an opportunity to buy those shares on the same terms as were offered to the third party. If we decide not to purchase such shares, Halliburton must give the same notice and opportunity to buy the shares to DEG Acquisitions, LLC and those members of management who are parties to the agreement.

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

In addition, the certification of incorporation was amended in 2002. The total number of shares of stock, which Dresser shall have the authority to issue, is 10,000, having a par value of $0.01 per share of common stock.

Redeemable Shares

In connection with the acquisition of Entech in 2001, certain former Entech employees were issued 27,908 shares of the Company’s Class A common stock, including a right to have the Company repurchase their shares at 107.49 British Pounds per share (totaling approximately $5.3 million at December 31, 2003—recorded net of cash in escrow of approximately $0.3 million) on or after February 1, 2004. These shares have been recorded at fair valve outside of shareholders’ equity, with an offsetting adjustment to additional paid-in-capital. In February 2004, the shareholders gave notice of their intention to exercise their right to have the Company repurchase the shares.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Amount Billed (in thousands)
Description of Professional Service	2003	2002
Audit Fees—for professional services rendered by principal accountant for the audit of the Company’s annual financial statements and review of the financial statements in the Company’s form 10-Q services in connection with statutory and regulatory filings. In 2002, audit fees included $6.525 million associated with the re-audit of our 2001 financial statements.	$5,301.0	$9,058.3

Audit-Related Fees—for assurance and related services by the principal accountant that are reasonably related to the performance or review of the Company’s financial statements not reported as Audit Fees. These fees primarily involved mergers and acquisitions.	$414.1	$220.7

Tax Fees—for professional services rendered for tax planning and advice, tax compliance, tax advice and review of state and federal tax returns.	$2,248.1	$2,626.9

All Other fees—for products and services other than Audit Fees, Audit-Related Fees and Tax Fees.	$1.2	$424.1

	$7,964.4	$12,330.0

Pre-Approval Policies

PwC may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by the Company’s Audit Committee. Each fiscal year, the Audit Committee negotiates and pre-approves the fee for the annual audit of the Company’s consolidated financial statements. Each fiscal year, the Audit Committee may also generally pre-approve certain audit services, audit-related services, tax services and other services. If services have not been generally pre-approved by the Audit Committee, they must be specifically pre-approved by the Audit Committee or, for certain delegated authority, the Chairman of the Audit Committee. The Audit Committee has delegated the following authority to its Chairman: (1) pre-approval of any services proposed to be provided by the independent auditor and not generally pre-approved by the Audit Committee, up to $50,000 per category on the appendices of the pre-approval policy; (2) increase any authorized maximum fees amount of generally pre-approved services set forth on the appendices to the pre-approval policy before the Company or its subsidiaries engage the independent auditor to perform services, up to the greater of 50% in excess of the maximum fees for that category or $50,000 per category; and (3) investigate further the scope, necessity or advisability of any services as to which pre-approval is sought. The Audit Committee has not delegated to its Chairman the authority to approve (1) the independent auditor’s annual services engagement or amendments thereto or (2) any tax services involving large and/or complex transactions. The Audit Committee has not delegated to management any of the Audit Committee’s responsibilities to pre-approve services performed by the Company’s independent auditor. Further, the pre-approval policy prohibits the independent auditor from providing (1) non-audit services that are prohibited by the SEC and (2) any services to any member of the Company’s management.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)	The index to the audited financial statements and the financial statement schedules is included on page F-1 of this report. The financial statements included herein at pages F-1 through F-57. The following financial statement schedule is included herein at page F-58

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and therefore have been omitted.

(b)	Reports on Form 8-K for the quarter ended December 31, 2003

Reports on Form 8-K
Current Report on Form 8-K of Dresser dated November 18, 2003 reporting under Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition announcing the launch of its consent solicitation with respect to its $550.0 million senior subordinated notes

Current Report on Form 8-K of Dresser dated December 12, 2003 reporting under Item 12. Results of Operations and Financial Condition announcing the completion of its outstanding filings with the Securities and Exchange Commission

Current Report on Form 8-K of Dresser dated December 22, 2003 reporting under Item 2 Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits announcing the sale of the capital stock of LVF S.p.A., a wholly-owned subsidiary of the Company and the presentation of unaudited pro forma financial statements to give effect for the sale

(c) Exhibits to be filed with Dresser’s Annual Report on Form 10-K

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1	Agreement and Plan of Merger by and among Dresser, Inc., Dresser, Ltd. and Dresser Mergerco, Inc. (incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File
No. 333-60778)

*3.1	Restated Certificate of Incorporation of Dresser, Inc. filed on November 13, 2002

3.2	Certificate of Incorporation of Dresser International, Inc. filed February 16, 2001 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.3	Certificate of Incorporation of DMD Russia, Inc., filed on February 8, 1996 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.4	Certificate of Amendment to Certificate of Incorporation of DMD Russia, Inc., filed on October 16, 1997 (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.5	Certificate of Amendment to Certificate of Incorporation of DMD Russia, Inc., filed on June 20, 2000 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.6	Certificate of Incorporation of Dresser RE, Inc., filed on March 22, 2001 (incorporated by reference to Exhibit 3.6 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.7	Certificate of Merger of Dresser Entech, Inc., filed on June 4, 2001 (incorporated by reference to Exhibit 3.11 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.8	Certificate of Amendment of the Certificate of Incorporation of Entech Industries, Inc., filed on February 9, 1999 (incorporated by reference to Exhibit 3.12 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.9	Certificate of Incorporation of Entech Industries, Inc., filed on May 23, 1997 (incorporated by reference to Exhibit 3.13 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.10	Certificate of Incorporation of LVF Holding Corporation, filed on October 10, 2000 (incorporated by reference to Exhibit 3.15 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.11	Certificate of Incorporation of Ring-O Valve, Incorporated, filed on December 30, 1997 (incorporated by reference to Exhibit 3.17 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.12	Article of Amendment of Articles of Incorporation of Begemann Valve, Inc., filed on February 17, 1993 (incorporated by reference to Exhibit 3.18 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File
No. 333-60778)

3.13	Articles of Amendment of Articles of Incorporation of Chronister Valve Corporation, filed on April 10, 1991 (incorporated by reference to Exhibit 3.19 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.14	Articles of Incorporation of Chronister Valve Corporation, field on April 28, 1989 (incorporated by reference to Exhibit 3.20 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.15	Certificate of Incorporation of Modern Acquisition, Inc. filed on March 28, 2002 (incorporated by reference to Exhibit 3.22 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

*3.16	Certificate of Incorporation of Dresser China, Inc. filed on December 17, 2003

*3.17	Amended and Restated Bylaws of Dresser, Inc.

3.18	Bylaws of Dresser International, Inc. (incorporated by reference to Exhibit 3.8 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.19	Bylaws of Dresser RE, Inc. (incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.20	Bylaws of DMD Russia, Inc. (incorporated by reference to Exhibit 3.10 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.21	Bylaws of Dresser Entech, Inc. (incorporated by reference to Exhibit 3.14 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.22	Bylaws of LVF Holding Corporation (incorporated by reference to Exhibit 3.16 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.23	Bylaws of Ring-O Valve, Incorporated which is (incorporated by reference to Exhibit 3.21 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

3.24	Bylaws of Modern Acquisition, Inc. (incorporated by reference to Exhibit 3.23 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

*3.25	Bylaws of Dresser China, Inc.

4.1	Registration Rights Agreement dated March 20,2002 among Dresser, Inc., the Guarantors and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.2	Specimen Certificate of 9 3/8% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.3	Specimen Certificate of 9 3/8% Senior Subordinated Exchange Notes due 2011 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.4	Registration Rights Agreement dated April 10, 2001 among Dresser, Inc., the Guarantors and Morgan Stanley & CO. Incorporated and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.5	Credit Agreement dated as of April 10, 2001 amount Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Issuing Band and Swing Line Bank, and Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Credit Suisse First Boston, as Joint Lead Arrangers, and UBS Warburg LLC and General Electric Capital Corporation, as Co-Document Agents (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.6	Amendment No. 1 to the Credit Agreement dated March 13, 2002 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, and the Lenders named therein (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.7	Amendment No. 2 to the Credit Agreement dated June 17, 2002 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, and the Lenders named therein (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.8	Amendment No. 3 to the Credit Agreement dated December 11, 2002 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.9	Amendment No. 4 and Waiver to the Credit Agreement dated March 31, 2003 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.10	Amendment No. 5 to the Credit Agreement dated June 30, 2003 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.11	Amendment No. 6 and Waiver to the Credit Agreement dated August 5, 2003 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

*4.12	Amendment No. 7 and Waiver to the Credit Agreement dated March 1, 2004 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein

4.13	First Supplemental Indenture dated as of June 4, 2001, among Dresser Entech, Inc., and Ring-O Valve, Incorporated, Dresser, Inc., the other Guarantors named in the Indenture dated as of April 10, 2001 and State Street Bank and Trust Company as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.12 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.14	Second Supplemental Indenture dated as of June 12, 2001, among LVF Holding Corporation, Dresser, Inc., the other Guarantors named in the Indenture dated as of April 19, 2001 and State Street Bank and Trust Company, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.13 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.15	Third Supplemental Indenture dated as of April 24, 2002, among Modern Acquisition, Inc., Dresser, Inc., the other Guarantors named in the Indentured dated as of April 10,2001 and State Street Bank and Trust Company, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.16	Fourth Supplemental Indenture dated as of December 4, 2003, among Dresser, Inc., the Guarantors named therein and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.17 of our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.17	Investor Rights Agreement dated April 10, 2001 by and among Dresser, Inc., DEG Acquisitions, LLC, Dresser Industries, Inc., and certain employees of the Company (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.18	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.19	Sponsor Rights Agreement dated April 10, 2001 by and among Dresser, Inc., DEG Acquisitions, LLC, First Reserve Fund VIII, LP, First Reserve Fund IX, L.P. Odyssey Investment Partners Fund, LP, Odyssey Co-investors, LLC and DI Co-investment, LLC (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.20	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Sponsor Rights Agreement (incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File
No. 333-60778)

10.1	Amended and Restated Agreement and Plan of Recapitalization dated as of April 10, 2001 among Halliburton Company and DEG Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.2	Trademark Assignment and License Agreement dated April 10, 2001 by and between Halliburton Company and Dresser, Inc. (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.3	Trademark License Agreement dated April 10, 2001 by and between Halliburton Company and Dresser, Inc. (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.4	Income Tax Sharing Agreement dated April 10, 2001 by and between DEG Acquisitions, LLC and Dresser, Inc. (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.5	Dresser, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.6	Dresser, Inc. 2001 Management Equity Purchase Plan (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.7	Dresser, Inc. Senior Executives’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.8	Dresser, Inc. Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778))

10.9	Dresser, Inc. ERISA Excess Benefit Plan (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.10	Dresser, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.11	Dresser, Inc. Short Term Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.12	Dresser, Inc. Executive Life Insurance Agreement (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

*10.13	Employment Agreement dated January 5, 2004 between Dresser and Patrick M. Murray

10.14	Executive Employment Agreement dated January 29, 2001 between Dresser and John P. Ryan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

*10.15	Executive Employment Agreement, dated January 5, 2004 between Dresser and James A. Nattier

10.16	Executive Employment Agreement dated January 29, 2001 between Dresser and Stuart M. Brightman (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.17	Executive Employment Agreement dated February 1, 2002 between Dresser and J. Scott Matthews (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.18	Executive Employment Agreement dated January 29, 2001 between Dresser and Frank P. Pittman (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.19	Executive Employment Agreement dated January 29, 2001 between Dresser and James F. Riegler (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.20	Executive Employment Agreement and Exhibit dated October 8, 2002 between Dresser and Steven G. Lamb (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.21	Executive Employment Agreement dated April 14, 2003 between Dresser and Andrew E. Graves (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.22	Share Purchase Agreement dated November 7, 2003, between LVF Holding S.r.l. and Mr. Belotti (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2003, File No. 333-60778)

*10.23	Senior Unsecured Term Loan Agreement dated as of March 1, 2004, among Dresser, Inc., D.I. Luxembourg S.A.R.L., Dresser Holdings, Inc., DEG Acquisitions, LLC, the Subsidiary Guarantors, Revolving Credit Lenders and Tranche C Term Lenders, Wells Fargo Texas, N.A., Morgan Stanley & Co. Incorporated and Morgan Stanley Senior Funding, Inc.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

*14.1	Code of Business Conduct of Dresser, Inc.

*21.1	List of Subsidiaries

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2004

By:	/S/ PATRICK M. MURRAY

Patrick M. Murray Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ PATRICK M. MURRAY Patrick M. Murray	Chief Executive Officer and Director	March 30, 2004

/S/ STEVEN G. LAMB Steven G. Lamb	President and Director	March 30, 2004

/S/ JAMES A. NATTIER James A. Nattier	Executive Vice President and Chief Financial Officer	March 30, 2004

/S/ THOMAS J. KANUK Thomas J. Kanuk	Corporate Controller and Chief Accounting Officer	March 30, 2004

/S/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	March 30, 2004

/S/ PAUL D. BARNETT Paul D. Barnett	Director	March 30, 2004

/S/ BERNARD J. DUROC-DANNER Bernard J. Duroc-Danner	Director	March 30, 2004

/S/ BEN A. GUILL Ben A. Guill	Director	March 30, 2004

/S/ MUZZAFAR MIRZA Muzzafar Mirza	Director	March 30, 2004

/S/ GARY L. ROSENTHAL Gary L. Rosenthal	Director	March 30, 2004

/S/ THOMAS J. SIKORSKI Thomas J. Sikorski	Director	March 30, 2004

DRESSER, INC.

Report of Independent Auditors

To the Shareholders and Board of Directors of Dresser, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholder’s (deficit) equity and cash flows present fairly, in all material respects, the financial position of Dresser, Inc. at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 29, 2004

DRESSER, INC.

Balance Sheets

(in millions, except share information)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$148.9	$118.8
Restricted cash	0.7	7.5
Receivables, net of allowance for doubtful accounts of $15.1 and $8.9	280.6	255.6
Inventories	290.3	300.0
Deferred income taxes	2.4	—
Other current assets	18.1	15.3

Total current assets	741.0	697.2
Property, plant and equipment	208.1	208.9
Investments in unconsolidated subsidiaries	7.3	7.3
Deferred financing fees and other assets	57.0	73.2
Prepaid and intangible pension assets	59.8	60.7
Deferred income taxes	8.8	4.7
Goodwill	315.2	300.5
Other intangible assets	7.0	6.2

Total assets	$1,404.2	$1,358.7

LIABILITIES, MINORITY INTEREST, MANDATORILY REDEEMABLE
COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts and notes payable	$204.0	$188.5
Deferred revenue	27.0	18.9
Accrued expenses	165.8	120.3

Total current liabilities	396.8	327.7
Pension and other retiree benefit obligations	340.1	314.3
Long-term debt, net of current maturities	941.4	963.3
Deferred income taxes	3.1	—
Other liabilities	22.1	41.1

Total liabilities	1,703.5	1,646.4

Commitments and contingencies	—	—
Minority interest	0.4	—
Mandatorily redeemable common stock of Dresser, Ltd.	12.9	7.9

Shareholders’ deficit:
Common stock, $0.01 par value; issued and outstanding: 1,000 shares	—	—
Additional paid in capital	442.5	447.2
Dividends in excess of net book value	(595.8)	(595.8)
Accumulated deficit	(112.7)	(68.0)
Accumulated other comprehensive loss
Unrealized gain on derivatives, net	3.5	1.1
Cumulative foreign currency translation adjustment	34.9	(13.9)
Minimum pension liability adjustment	(85.0)	(66.2)

Total accumulated other comprehensive loss	(46.6)	(79.0)

Total shareholders’ deficit	(312.6)	(295.6)

Total liabilities, minority interest, mandatorily redeemable common stock and shareholders’ deficit	$1,404.2	$1,358.7

The accompanying notes are an integral part of these financial statements.

DRESSER, INC.

Statements of Operations

(in millions)

	Year Ended December 31,
	2003	2002	2001
Revenues	$1,657.0	$1,589.4	$1,540.1
Cost of revenues	1,223.8	1,167.8	1,079.2

Gross profit	433.2	421.6	460.9
Selling, engineering, administrative and general expenses	384.6	338.7	344.7

Operating income	48.6	82.9	116.2
Equity in earnings of unconsolidated subsidiaries	0.9	3.5	2.1
Interest expense	(85.8)	(98.6)	(68.6)
Interest income	2.9	2.6	3.1
Other income (expense), net	3.2	(0.2)	(0.5)

Income (loss) before income taxes	(30.2)	(9.8)	52.3
Provision for income taxes	(14.5)	(13.4)	(97.1)

Net loss	$(44.7)	$(23.2)	$(44.8)

The accompanying notes are an integral part of these financial statements.

DRESSER, INC.

STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

(in millions, except share amounts)

	Class A Number Of Shares	Par Value	Class A Number Of Shares	Par Value	Class B Number Of Shares	Par Value	Additional Paid in Capital	Divisional Equity	Dividends in excess of net book value		Accumulated Deficit	Accumulated Other Comprehensive loss	Total
Balance as of January 1, 2001 (unaudited)	—	$—	—	$—	—	$—	$—	$722.0	$		$—	$(44.6)	$677.4
Recapitalization transaction	—	—	10,237,408	—	300,000	—	421.5	(722.0)		(595.8)	—	—	(896.3)
Issuance of shares for acquisitions	—	—	171,756	—	490,744	—	26.5	—		—	—	—	26.5
Issuance of shares to directors	—	—	925	—	—	—	—	—		—	—	—	—
Equity issuance costs	—	—	—	—	—	—	(8.6)	—		—	—	—	(8.6)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—		—	—	(14.1)	(14.1)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—		—	—	(2.5)	(2.5)
Minimum pension liability	—	—	—	—	—	—	—	—		—	—	(28.1)	(28.1)
Net loss	—	—	—	—	—	—	—	—		—	(44.8)	—	(44.8)
Comprehensive loss											(44.8)	(44.7)	(89.5)
Balance as of December 31, 2001	—	—	10,410,089	—	790,744	—	439.4	—		(595.8)	(44.8)	(89.3)	(290.5)
Issuance of shares for acquisitions	—	—	—	—	250,000	—	10.0	—		—	—	—	10.0
Issuance of shares to directors	—	—	875	—	—	—	—	—		—	—	—	—
Retirement of shares	—	—	(7,017)	—	(48,680)	—	(2.2)	—		—	—	—	(2.2)
Corporate reorganization	1,000	—	(10,403,947)	—	(992,064)	—	—	—		—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—		—	—	35.5	35.5
Unrealized gain on derivatives	—	—	—	—	—	—	—	—		—	—	3.6	3.6
Minimum pension liability	—	—	—	—	—	—	—	—		—	—	(28.8)	(28.8)
Net loss	—	—	—	—	—	—	—	—		—	(23.2)	—	(23.2)
Comprehensive loss											(23.2)	10.3	(12.9)
Balance as of December 31, 2002	1,000	—	—	—	—	—	447.2	—		(595.8)	(68.0)	(79.0)	(295.6)
Issuance of shares to directors	—	—	—	—	—	—	0.3	—		—	—		0.3
Redeemable stock	—	—	—	—	—	—	(5.0)	—		—	—	—	(5.0)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—		—	—	48.8	48.8
Unrealized gain on derivatives	—	—	—	—	—	—	—	—		—	—	2.4	2.4
Minimum pension liability	—	—	—	—	—	—	—	—		—	—	(18.8)	(18.8)
Net loss	—	—	—	—	—	—	—	—		—	(44.7)	—	(44.7)
Comprehensive loss											(44.7)	32.4	(12.3)
Balance as of December 31, 2003	1,000	$—	—	$—	—	$—	$442.5	$—		$(595.8)	$(112.7)	$(46.6)	$(312.6)

The accompanying notes are an integral part of this financial statement.

DRESSER, INC.

Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(44.7)	$(23.2)	$(44.8)
Adjustments to reconcile net loss to cash flows provided by operating activities, net of effects for acquisitions of businesses:
Depreciation and amortization	44.5	43.1	54.4
Equity in earnings of unconsolidated affiliates	(0.9)	(3.5)	(2.1)
(Gain) loss on foreign currency exchange	(13.0)	0.2	1.7
Loss on repayment of debt	1.1	15.4	—
Amortization of deferred financing fees, net of amortization of bond premium	5.5	4.9	6.9
Asset impairments	5.3	1.6	—
Loss on sale of subsidiary	4.7	—	—
Deferred income taxes	(2.5)	(2.4)	77.6
Changes in operating assets and liabilities
Receivables	(0.3)	63.5	(2.4)
Inventories	29.6	59.2	(55.5)
Accounts payable	18.3	(16.6)	35.1
Accrued expenses	31.2	(5.0)	(10.9)
Pension and other retiree benefit obligations	1.1	5.5	35.2
Other	(5.3)	(5.5)	(1.0)

Net cash provided by operating activities	74.6	137.2	94.2

Cash flows from investing activities:
Recapitalization transaction	—	—	(1,296.3)
Asset and business acquisitions	(15.4)	(21.4)	(35.6)
Capital expenditures	(30.8)	(15.2)	(36.0)
Proceeds from sale of subsidiary	24.0	—	—
Other	1.8	—	6.4

Net cash used in investing activities	(20.4)	(36.6)	(1,361.5)

Cash flows from financing activities:
Changes in affiliate activities	—	—	(4.1)
Proceeds from the issuance of long-term debt	—	256.3	1,020.0
Repayment of long-term debt (including current portion)	(24.1)	(313.9)	(9.3)
Changes in restricted cash	6.8	(7.5)	—
Net (payments) borrowings on short-term notes payable	(12.9)	(24.0)	9.7
Payment of deferred financing fees	(2.9)	(8.3)	(62.7)
Proceeds from the issuance of stock	—	10.0	405.8
Equity issuance costs	—	—	(8.6)

Net cash provided by (used in) financing activities	(33.1)	(87.4)	1,350.8

Effect of exchange rate changes on cash	9.0	3.9	(1.6)

Net increase in cash and equivalents	30.1	17.1	81.9
Cash and cash equivalents, beginning of year	118.8	101.7	19.8

Cash and cash equivalents, end of year	$148.9	$118.8	$101.7

Supplemental disclosure of cash flow information (See Note 11):
Cash payments during the period for:
Interest	$82.5	$77.6	$48.3
Income taxes	$16.8	$21.9	$16.2

The accompanying notes are an integral part of these financial statements.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS

1. Organization, Basis of Presentation:

Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc., under the laws of the state of Delaware. The certificate of incorporation was amended and restated on April 9, 2001. As used in this report, the terms “we,” “our,” “us” “Dresser” and the “Company” refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

In January 2001, Halliburton Company (“Halliburton”), together with its wholly-owned subsidiary Dresser B.V., signed an Agreement and Plan of Recapitalization with DEG Acquisitions, LLC, an entity owned by affiliates of First Reserve Corporation (“First Reserve”) and Odyssey Investment Partners, LLC (“Odyssey”), to effect the recapitalization of its businesses relating to, among other things, the design, manufacture and marketing of flow control, measurement systems and compression and power systems for domestic and international customers primarily in the energy industry. Halliburton originally acquired the businesses as part of its acquisition of Dresser Industries, Inc. in 1998. Dresser Industries’ operations consisted of the Company’s businesses and certain other operating units retained by Halliburton following the consummation of the recapitalization transaction. In order to accomplish this transaction, Halliburton effected the reorganization of various legal entities that comprised the Dresser Equipment Group (“DEG”) business segment of Halliburton. Simultaneously and contingent upon completion of the recapitalization, the acquisition of certain foreign entities was consummated. This transaction has been accounted for as a leveraged recapitalization. No adjustments or reevaluation of the Company’s historical basis of accounting for operations were required.

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

The following table contains the sources and uses of funds for the recapitalization transaction:

Sources of Funds		Uses of Funds
(in millions)		(in millions)
Revolver(l)	$—	Cash purchase price(2)	$1,296.3
Term loan A	265.0	Rollover equity(3)	21.5
Term loan B	455.0	Cash	52.4
2001 notes	300.0	Transaction fees(4)	71.3

Total Debt	1,020.0	Total Uses	$1,441.5

Common equity	400.0
Rollover equity(3)	21.5

Total Sources	$1,441.5

(1)	Total availability of $100.0 million, subject to certain conditions, of which $62.4 million was available as of December 31, 2003.
(2)	Includes $1,038.4 million to redeem 94.9% of our common equity held by Halliburton and $257.9 million for certain of our foreign subsidiaries.
(3)	Attributable to the common equity interests in us that were retained by Halliburton.
(4)	Includes transaction fees of $30.4 million paid to affiliates of First Reserve and Odyssey, our principal shareholders.

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

In accordance with the recapitalization agreement, Dresser assumed certain liabilities from Halliburton primarily related to Dresser’s employees’ participation in Halliburton’s retirement and postretirement benefit plans. These liabilities were recorded as of the date of the recapitalization at their historical accounting basis, having the effect of increasing the recapitalization amount to Halliburton. Halliburton also retained certain Dresser liabilities as of the recapitalization date, at their historical accounting basis, principally related to specified legal and risk management matters aggregating $5.9 million. Halliburton provided other indemnifications against unrecognized contingent liabilities related to, among other things, asbestos and environmental matters (Note 16). Further, Halliburton also effected the reorganization of various legal entities of DEG. Simultaneously and contingent upon completion of the recapitalization, the acquisition of certain foreign entities was consummated for consideration of $257.9 million.

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

Our financial statements for periods presented prior to April 10, 2001 have been prepared on a carve-out basis and reflect the combined financial position, results of operations and cash flows of Dresser in accordance with accounting principles generally accepted in the United States of American (“U.S. GAAP”). The financial statements exclude certain items which were not transferred as a result of the recapitalization transaction and any financial effects from Halliburton’s decision to discontinue this business segment. In addition, certain amounts in the financial statements have been estimated, allocated and pushed down from Halliburton in a consistent manner in order to depict the financial position, results of operations and cash flows of Dresser on a stand-alone basis. Halliburton allocated the costs for certain services to Dresser based on factors such as number of employees, revenues and assets, or directly charged Dresser for some services on an as-used basis. Management believes the method of allocation was reasonable. In addition, as discussed in Note 19, certain expenses associated with Dresser’s participation in Halliburton’s single employer post retirement benefit plans were recognized as charged to Dresser by Halliburton.

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

The financial statements subsequent to April 10, 2001 include the accounts of the Company, its wholly-owned subsidiaries and entities in which we own a controlling interest, after the elimination of intercompany accounts and transactions. The condition for control of entities is the ownership of a majority voting interest or the ability to otherwise exercise control over the entity.

On July 3, 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly-owned by Dresser

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd. a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. On July 3, 2002, the shares of Dresser were cancelled and the holders thereof became shareholders of Dresser, Ltd. Dresser Holdings, Inc. and Dresser Holdings, Ltd., have no assets or liabilities other than common stock holdings of Dresser and Dresser Holdings, Inc., respectively, conduct no operations outside of Dresser and have no transactions to date other than those incidental to their formation or insignificant equity transactions.

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

Revenue Recognition

Revenues on sales of our products, net of estimated costs of returns, allowance and sales incentives, are recognized (i) when our products are shipped to customers and title and risk of ownership transfers, the latter determined based upon the shipping terms agreed to with the customer and (ii) and when we have fulfilled all but inconsequential or perfunctory actions related to the transaction. Certain of our customer agreements provide that title transfer does not take place prior to customer acceptance and testing of the product, which may occur subsequent to delivery, in which case revenue recognition is delayed until we have obtained post-delivery customer acceptance.

Shipping, freight and handling costs are included in cost of revenues; amounts billed to customers for shipping, freight and handling are included in revenues. Progress billings to customers are generally shown as deferred revenue. Service revenues and software sales are not a significant component of our total revenues.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs, recorded as a component of selling, engineering, administrative and general expenses in the financial statements, were $21.9 million, $21.2 million, and $26.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

At December 31, 2003, restricted cash represents amounts in foreign accounts with restrictions as to its use at that date. At December 31, 2002, restricted cash represents cash held in a segregated account with the administrative agent of our credit facility. See Note 12.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Receivables

The Company’s accounts receivable are due primarily from companies in the energy industry. Credit is extended based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable are generally due within 30 days or under credit terms customary to the geographic region of distribution, and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment term are considered past due. The Company records an allowance on an estimated basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become doubtful, and payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.

The Company factors specified customer accounts receivable, principally in Europe and Japan, on a nonrecourse basis with third parties. Upon sale of the receivables, the Company relinquishes all control over collection and retains no rights to the related receivables. Revenues are reduced by the amount of the factors’ commissions. Receivables are derecognized by amounts factored at the time of sale of the receivables.

Accounts receivable are stated at their net realizable value and include an estimated allowance for doubtful accounts of $15.1 million and $8.9 million at December 31, 2003 and 2002, respectively. Included in receivables are notes receivable of $4.4 million and $7.9 million as of December 31, 2003 and 2002, respectively.

Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory cost is determined using the last-in, first-out (LIFO) method. All other inventories are valued on a first-in, first-out (FIFO) or weighted average cost basis.

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

Equity Investments

Our investments in unconsolidated subsidiaries include investments in six entities ranging from 2% to 50% ownership. These investments are accounted for using the equity method of accounting when we have a 20% to 50% ownership interest or have the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, the original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of the entities. Investments where we have a controlling interest are consolidated into our financial statements. If we own less than 20% and do not have the ability to exercise significant influence, the investment is accounted for under the cost method. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.

Goodwill and Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 supercedes Accounting Principles Board Opinion (“APB”)

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

No. 17, “Intangible Assets,” and eliminates the requirement to amortize goodwill and intangible assets with indefinite useful lives, addresses the amortization of intangible assets with defined lives and requires that goodwill and intangible assets with indefinite useful lives be tested for impairment using the methodology described in Note 7—Goodwill and Other Intangible Assets, at least on an annual basis. Accordingly, as of January 1, 2002, we no longer amortize goodwill.

Patents and other intangible assets are recorded at cost, less accumulated amortization. Patents and other intangible assets are amortized over their estimated useful lives, ranging from 5 to 40 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Stock-based Compensation

We apply APB No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our stock based plans. Our employee stock compensation plans, which were entered into in April 2001 are more fully described in Note 17. No stock-based compensation expense has been reflected in net income. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, to stock-based employee compensation for the years ended December 31, 2003, 2002 and 2001. See Note 17 for a discussion of the assumptions used in the option pricing model and estimated fair value of the employee stock options.

	December 31, 2003	December 31, 2002	December 31, 2001
	(in millions)
Net loss as reported	$(44.7)	$(23.2)	$(44.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(1.4)	(1.0)

Pro forma net loss	$(45.5)	$(24.6)	$(45.8)

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

Product Warranties

We offer warranties on the sale of certain of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table shows the activity of our warranty accrual for the years ended December 31, 2003 and December 31, 2002.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

	December 31, 2003	December 31, 2002
	(in millions)
Balance at the beginning of the period	$18.9	$19.8
Accruals for warranties issued during the period	23.3	21.6
Changes in accruals related to pre-existing warranties	3.8	(2.6)
Settlements made (in cash or in kind) during the period	(19.1)	(19.9)

Balance at the end of the period	$26.9	$18.9

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

Derivative Instruments

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149. As a result of the adoption of these standards, we recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the financial statements at fair value. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ (deficit) equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives accounted for as hedges, to the extent they are effective as hedges, are recorded in other comprehensive income (loss) net of deferred taxes. When it is determined that a derivative is not or has ceased to be highly effective as a hedge, we discontinue hedge accounting. We also discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) we determine that designating the derivative as a hedging instrument is no longer effective. Changes in fair value of derivatives not qualifying as hedges are reported as gains or losses in results of operations.

Foreign Currency Translation

Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items at historical rates. Revenue and expense amounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales, which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in the statement of operations in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and revenue and expense amounts at average exchange rates. Adjustments resulting from these translations are reflected in the financial statements as a component of other comprehensive income (loss) in shareholders’ (deficit) equity.

Mandatorily Redeemable Common Stock

Certain members of management own common stock of Dresser, Ltd, our parent company, subject to mandatory redemption in the event of their termination or resignation. Certain other shareholders can elect to have the Company repurchase their shares based on a pre-determined amount in connection with an acquisition in 2001. Inasmuch as the

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

obligations under this agreement are outside of the control of the Company and can only be met through the financial resources of the Company, the mandatorily redeemable common stock obligations are reflected in our financial statements outside of shareholders’ (deficit) equity.

Dividends in Excess of Net Book Value

In connection with the leveraged recapitalization, dividends in excess of the net book value of the Company at April 10, 2001 were paid and/or settled with Halliburton (Note 1). The excess of dividends to Halliburton over the net book value of the Company at that date is reflected in our financial statements as a permanent reduction of shareholders’ (deficit) equity in the amount of $595.8 million.

Retained Earnings

Prior to our leveraged recapitalization, the Company was organized as a division within Halliburton and our accounts reflected divisional equity, all of which were a component of the dividend to Halliburton in connection with the leveraged recapitalization (Note 1). Accordingly, our retained earnings reflect the cumulative earnings activity of the Company since April 10, 2001.

Comprehensive Income

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, amounts relating to cash flow hedges and minimum pension liability adjustments.

Contingencies

In the ordinary course of business, we are involved in legal proceedings or claims involving contractual and employment relationships, product liability claims, trademark rights, environmental and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts and indemnification provisions. Therefore, actual losses in future periods are inherently uncertain.

Significant Fourth Quarter Adjustments

We had significant adjustments to results of operations reported in the fourth calendar quarter of 2003, aggregating $10.0 million decrease to pre-tax income and a $2.4 million decrease to income tax expense, and of 2001, aggregating $7.8 million decrease to pre-tax income. We evaluated the effect of these adjustments and concluded the quarter to which the adjustments apply is indeterminate or the effect of the adjustments to prior quarters, where determinable, is not significant to the Company, as a whole or within any segment, in any quarter.

Segment Information

We aggregate our business units reported to our chief operating decision makers under three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. The business units aggregated share like businesses, operational and economic features.

Reclassification

Certain prior year information has been reclassified to conform to the current year presentation.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The standard requires that companies provide more details about their plan assets, benefit obligations, cash flow, benefit costs and other relevant information. The guidance is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The Company has adopted this standard for the year ended December 31, 2003 for domestic pension plans. SFAS No. 132 becomes effective for disclosures relating to foreign pension plans for fiscal years ending after June 15, 2004.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are in effect for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition guidance provided in the statement had no impact on our results of operations or financial position, as we elected not to change the accounting of our stock based compensation from APB No. 25, and have implemented only the disclosure provisions of this statement.

In April 2002, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, the statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively. Adoption of the provisions of SFAS No. 149 did not have a material effect on our results of operations or financial position.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For Dresser, which is considered a nonpublic entity as defined by this statement, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, which deferred indefinitely the effective date of certain provisions of SFAS No. 150. We do not believe that the provisions of SFAS No. 150 will have a material impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation supercedes FIN 34 “Disclosure of Indirect Guarantee of Indebtedness of Others.” FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The adoption of the measurement and recognition provisions of this interpretation did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“Fin 46-R”) to address certain FIN No. 46 implementation issues. Fin 46-R is effective for Dresser, a nonpublic entity as defined, immediately for any variable interest entity created after December 31, 2003 and by the beginning of the first annual period beginning after December 15, 2004 for all variable interest entities subject to FIN 46-R. The Company has not assessed the effect Fin 46-R may have on its reported assets, liabilities or operations, however we believe Fin 46-R will not have a material effect on our results of operations or net assets. The most likely effect would be a gross up of assets and liabilities arising from consolidation of certain previously unconsolidated subsidiaries, if any.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition”. SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements” to include the guidance from Emerging Issues Task Force EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). The Company has elected to defer accounting for the effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the Company’s accumulated postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require us to change previously reported information.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

3. Restructuring and Other Exit Activities

During 2002 and 2003, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. We adopted SFAS No. 146 in 2002 and have recognized costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

We incurred $21.3 million of restructuring charges for the year ended December 31, 2003. Restructuring charges of $5.3 million and $16.0 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, in our condensed consolidated statement of operations. The restructuring charges consist of $21.4 million related to the initiatives taken during the year ended December 31, 2003 and a reduction of $0.1 million as a result of changes in estimates related to the initiatives undertaken in 2002.

In 2003, we incurred costs as a result of a decision to (1) consolidate a valve operation in Germany (EDG) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil, into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, (7) outsource the manufacturing of certain blowers, (8) consolidate a control valve operation in Burlington, Canada into existing facilities and (9) continue a reduction in our workforce. The costs incurred associated with these actions are as follows:

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 12/31/2003
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$(0.4)	$—	$—
Write-down of fixed assets	0.1	—	(0.1)	—
Other exit activities	0.1	(0.1)	—	—
Consolidate Shelton operations
Termination benefits	0.7	(0.7)	—	—
Write-down of fixed assets	0.7	—	(0.7)	—
Other exit activities	1.2	(1.2)	—	—
Consolidate Berea operations
Termination benefits	1.8	(0.3)	—	1.5
Other exit activities	0.1	(0.1)	—	—
Consolidate German retail fueling operations
Termination benefits	6.0	(2.8)	—	3.2
Write-down of fixed assets	0.6	—	(0.6)	—
Consolidate retail fueling Canadian operations
Termination benefits	0.5	(0.5)	—	—
Outsource the manufacturing of certain blowers
Termination benefits	1.7	—	—	1.7
Other exit activities	0.2	(0.1)	—	0.1
Consolidate Burlington operations
Termination benefits	0.8	—	—	0.8
Other exit activities	0.2	(0.2)	—	—
Consolidate Houston operations
Termination benefits	1.3	—	—	1.3
Write-down of fixed assets	1.5	—	(1.5)	—
Other exit activities	0.3	(0.3)	—	—
Company wide reduction in force
Termination benefits	3.2	(3.0)	—	0.2

Total	$21.4	$(9.7)	$(2.9)	$8.8

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following table details the restructuring charges by segment.

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 12/31/2003
	(in millions)
Flow Control	$10.2	$(4.3)	$(2.3)	$3.6
Measurement Systems	8.0	(4.0)	(0.6)	3.4
Compression and Power Systems	3.2	(1.4)	—	1.8

Total	$21.4	$(9.7)	$(2.9)	$8.8

In connection with these activities in 2003, we incurred certain restructuring charges related to termination benefits. We anticipate a workforce reduction of approximately 900 employees, of which approximately 450 had been terminated through December 31, 2003. We expect that the remainder of the employees will be terminated in 2004. In 2004, we expect all amounts reserved at December 31, 2003 will be liquidated in 2004 and we expect to incur approximately $6.6 million in additional expenses for these 2003 initiatives, which did not qualify for recognition during 2003.

During 2002, we decided to: (1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility; (2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility; (3) discontinue several small product lines; and (4) initiate a company wide reduction in our workforce. In 2002, we expensed $6.0 million related to these activities. During 2003, we revised our estimated costs downward by $0.1 million. In connection with these 2002 activities, we incurred certain restructuring charges related to termination benefits for approximately 295 employees. Accrued liabilities at December 31, 2003 related to the 2002 restructuring initiatives are as follows:

Description	Reserved at 12/31/2002	Cash Payments	Changes in Estimates	Accrued at 12/31/2003
	(in millions)
Discontinuation of several product lines
Termination benefits	$0.4	$(0.4)	$—	$—
Company wide reduction in force
Termination benefits	1.9	(1.7)	(0.1)	0.1

Total	$2.3	$(2.1)	$(0.1)	$0.1

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

4. Inventories:

Inventories on the last-in, first out (LIFO) method represented $58.9 million and $49.3 million of our inventories as of December 31, 2003 and 2002, respectively. The excess of FIFO costs over LIFO costs as of December 31, 2003 and 2002, were $69.9 million and $70.2 million, respectively. The effect on cost of revenues and operating income of liquidating historical LIFO layers was not significant in any of the years ended December 31, 2003, 2002 or 2001. Inventories are summarized as follows:

	December 31, 2003	December 31, 2002
	(in millions)
Finished products and parts	$167.7	$202.4
In-process products and parts	111.2	96.7
Raw materials and supplies	81.3	71.1

Total inventory	$360.2	$370.2

Less:
LIFO reserve	(69.9)	(70.2)

Inventories	$290.3	$300.0

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2003	December 31, 2002
	(in millions)
Land and land improvements	$16.4	$15.7
Buildings	184.6	162.9
Machinery and equipment	615.4	579.0

Total property, plant and equipment	$816.4	$757.6
Less:
Allowance for depreciation and amortization	(608.3)	(548.7)

Property, plant and equipment	$208.1	$208.9

Depreciation expense totaled $42.2 million, 41.3 million and $42.3 million, for the years ended December 31, 2003, 2002, and 2001, respectively. Capitalized purchased software for the years ended December 31, 2003, 2002 and 2001 totaled $12.8 million, $0.5 million and $0.5 million, respectively.

6. Deferred financing fees and other assets

Deferred financing fees and other assets consisted of the following:

	December 31, 2003	December 31, 2002
	(in millions)
Deferred financing fees	$54.1	$52.6
Deposits	4.2	6.4
Value added tax receivables	5.6	4.6
Other assets	8.1	18.6

Total deferred financing fees and other assets	$72.0	$82.2
Less:
Allowance for amortization	(15.0)	(9.0)

Total	$57.0	$73.2

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Deferred financing fees are amortized to interest expense on an effective interest rate method. During 2003 and 2002, we wrote-off $1.1 million and $15.4 million of deferred financing fees, net of $0.4 million and $2.3 million of accumulated amortization, respectively, as a result of the extinguishment of our Tranche A term loans and optional payments on our Tranche B term loans.

7. Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. A reporting unit is an operating segment or one level below an operating segment referred to as a component. The Flow Control segment has five reporting units: On/Off Valves, Control Valves, Pressure Relief, DMD, and Instruments; Measurement Systems has one reporting unit: Wayne, and Compression and Power Systems has two reporting units: Waukesha and Roots. There is also a reporting unit for the corporate segment.

In performing its impairment analysis under SFAS 142, the Company completes a two step process to determine the amount of the impairment. The first step involves comparison of the fair value of the reporting unit to the carrying value to determine if any impairment exists. The second step involves comparison of the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In calculating an impairment charge, the fair value of the impaired reporting units underlying the segments are estimated using discounted cash flow methodology or recent comparable transactions.

The Company completed its transitional impairment analysis as required by SFAS No. 142 as of January 1, 2002 in the second quarter of 2002. Additionally, the Company’s annual impairment analysis was performed in the fourth quarter of 2003 and 2002. Based on our impairment tests, we determined there was no impairment of our goodwill.

A summary of the changes in goodwill, by segment is as follows

	Flow Control	Measurements Systems	Compression and Power Systems	Other/ Corporate	Total
	(in millions)
Balance as of January 1, 2002	$250.6	$13.3	$—	$—	$263.9
Goodwill attributable to businesses acquired	21.3	0.2	—	—	21.5
Other	(0.2)	—	—	—	(0.2)
Changes attributable to foreign currency	14.5	0.8	—	—	15.3
Balance as of December 31, 2002	$286.2	$14.3	$—	$—	$300.5
Goodwill attributable to businesses sold	(10.4)	—	—	—	(10.4)
Changes attributable to foreign currency	24.2	0.9	—	—	25.1

Balance as of December 31, 2003	$300.0	$15.2	$—	$—	$315.2

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following

	December 31, 2003
	in millions
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents and trademarks	$7.3	$(5.8)	$1.5
Customer lists and other	11.0	(5.5)	5.5

Total amortizing intangible assets	$18.3	$(11.3)	$7.0

Intangible assets not subject to amortization Goodwill			$315.2

	December 31, 2002
	in millions
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents and trademarks	$6.9	$(4.4)	$2.5
Customer lists and other	6.8	(3.1)	3.7

Total amortizing intangible assets	$13.7	$(7.5)	$6.2

Intangible assets not subject to amortization Goodwill			$300.5

Amortization expense related to intangible assets subject to amortization was $2.3 million, $1.6 million, and $7.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. During 2003, selling, engineering, general and administrative expenses includes the write off of the unamortized portion of a patent totaling $.3 million as the patent is no longer being utilized by the Company.

The annual estimated future amortization expense for intangible assets for each of the five succeeding years as of December 31, 2003 is as follows

Year ending December 31,	(in millions)
2004	1.6
2005	1.3
2006	1.2
2007	0.8
2008	0.6

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following table provides comparative net income information had goodwill amortization been excluded for all periods presented.

	December 31, 2003	December 31, 2002	December 31, 2001
	(in millions)
Net loss	$(44.7)	$(23.2)	$(44.8)
Goodwill amortization, net of tax	—	—	6.1

Adjusted net loss	$(44.7)	$(23.2)	$(38.7)

8. Accounts and Notes Payable

Accounts and notes payable at December 31, 2003 and December 31, 2002, consisted of the following:

	December 31, 2003	December 31, 2002
	(in millions)
Short-term notes payable	$2.9	$19.2
Current portion of other long-term debt	2.7	1.1
Accounts payable	198.4	168.2

Total	$204.0	$188.5

9.	Accrued Expenses

Accrued expenses at December 31, 2003 and 2002 consisted of the following:

	December 31, 2003	December 31, 2002
	(in millions)
Payroll and other compensation	$47.6	$24.3
Warranty	26.9	18.9
Interest	13.8	17.2
Taxes	22.8	14.2
Derivative instruments	3.6	3.2
Contingent earn-out obligation	—	9.6
Restructuring charges	8.8	2.3
Other accrued liabilities	42.3	30.6

Total	$165.8	$120.3

10. Acquisitions and Dispositions:

Effective December 16, 2003, Dresser, Inc. (the “Company”) sold the capital stock of LVF S.p.A., a wholly-owned subsidiary of the Company acquired in the Entech acquisition (below), to the former managing director of LVF S.p.A., for a total purchase price of approximately $24.0 million, (20.7 million Euros at an exchange rate of 1.1605) and the assumption of approximately $5.5 million in debt. We incurred a net loss on the transaction of approximately $ 4.7 million, which is included in other income (expense) in the accompanying statement of operations. The sale of LVF S.p.A. was consummated pursuant to a share purchase agreement dated November 7, 2003 between LVF Holding S.r.l., a wholly-owned subsidiary of the Company, and the former managing director. The effect of the sale of LVF on results of continuing operations was not significant.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In March 2003, we acquired certain assets of Tokheim North America and its MSI business unit for cash consideration of $15.0 million and assumed liabilities. In addition, we entered into a transition services agreement. As a result of the acquisition, we recorded approximately $2.5 million in intangible assets. The intangible assets are amortized over five years on an accelerated basis and are included in our measurement systems segment. In addition, we incurred $3.4 million of acquisition costs related to the portions of the business not acquired, which were expensed.

On April 5, 2002, we acquired the net assets of Modern Supply Company, Inc., Ponca Fabricators, Inc. and Quality Fabricators, Inc. (the “Modern Acquisition”). The results of operations for the Modern Acquisition have been included in the financial statements since that date. The businesses of the Modern Acquisition were principally engaged in the business of distributing, repairing and servicing our small diameter ball valve, gate valve, check valve and actuation products in the United States market. With the Modern Acquisition, we established more direct control of the distribution and marketing channel for small valves and spare parts, consistent with our strategy of expanding and developing the service and aftermarket business of our flow control segment. The purchase price was approximately $28.5 million. We paid cash of $21.4 million, including $0.5 million of closing costs, and assumed $7.1 million in debt. In connection with the acquisition, we recorded approximately $14.9 million in goodwill which we assigned to our flow control segment. The total amount of goodwill recorded is expected to be deductible for tax purposes.

Additionally, in April 2002, we issued 250,000 shares of class B common stock to DEG Acquisitions, LLC for $10.0 million. The proceeds were used to finance the Modern Acquisition.

In the second quarter of 2001, we completed the acquisition of Entech Industries, Inc. (“Entech”), a valve manufacturer with operations based in four European countries owned substantially by affiliates of First Reserve. Entech comprised five business units engaged in the design, manufacture and distribution of valves engineered for the oil & gas production and transmission, petrochemical and power industries. Entech’s business lines are reflected in our flow control segment. We acquired Entech for approximately $74.4 million, which consisted of approximately $29.5 million in cash, $16.3 million in assumed debt and $28.6 million in Dresser common stock. 27,908 shares issued were subject to redemption at the option of the shareholders on or after February 1, 2004. Subsequent to the closing, $2.1 million in stock, which was held in escrow was returned to the Company as settlement for certain provisions contained in the purchase agreement. In connection with the acquisition, we recorded goodwill of approximately $41.5 million in June 2001, which was being amortized on a straight-line basis over 20 years prior to our adoption of SFAS No. 142. We also assumed a pre-existing contingent earn-out obligation. We recognized a liability in December 2002 of $9.6 million, consisting of additional goodwill of $6.4 million and compensation expense of $3.2 million associated with the earn-out.

11. Supplemental Cash Flow Disclosures:

During 2003, 2002 and 2001, we paid cash of $15.4 million, $21.4 million and $35.6 million, respectively, for acquisitions (including acquisitions disclosed in Note 10), excluding the recapitalization. Additionally, we issued $28.6 million in stock in 2001. The following represents assets acquired and liabilities assumed during these periods.

	2003	2002	2001
Receivables	$5.9	$4.3	$18.3
Inventories	5.9	12.8	21.3
Other current assets	—	—	0.1
Long-term receivables and other assets	5.9	—	1.6
Property, plant and equipment	1.1	0.2	19.0
Goodwill	—	14.9	45.0

Assets acquired	18.8	32.2	105.3
Accounts and notes payable	(0.5)	(3.7)	(23.0)
Accrued expenses	(2.9)	—	(12.5)
Long-term debt	—	(7.1)	(5.6)

Liabilities assumed	$(3.4)	$(10.8)	$(41.1)
Value of stock issued	—	—	(28.6)

Cash paid for net assets acquired	$15.4	$21.4	$35.6

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Other non cash investing and financing activities:

Capital lease obligations of $5.5 million were entered into for the leases of machinery and equipment for the year ended December 31, 2003.

12. Debt:

Short-Term Debt

At December 31, 2003 and 2002, we had $2.9 million and $19.2 million respectively, of notes payable to various banks with interest rates ranging from 2.7% to 10.0% and 2.0% and 14.9%, respectively. The weighted average interest rate at December 31, 2003 and 2002 was approximately 3.2% and 3.7%, respectively.

Long-Term Debt

A summary of our outstanding long-term borrowings at December 31, 2003 consisted of the following:

Description	2003	2002	Amortization		Interest Rate		Maturity
	(in millions)
9 3/8% Notes	$550.0	$550.0	None		9.375%	(1)	April 15, 2011
Premium on 9 3/8% Notes	5.0	5.7		(2)	—		April 15, 2011
Tranche B	381.6	404.1		(3)	LIBOR + 3.75%	(4)	April 10, 2009
Other(5)	7.5	4.6	Various			(6)		(7)

	944.1	964.4

Less: Current portion	(2.7)	(1.1)

Long term debt	$941.4	$963.3

(1)	The effective interest rate of the 9 3/8% Notes was 9.25% and 9.27% for the years ended December 31, 2003 and 2002, respectively.
(2)	The premium on the 9 3/8% Notes is being amortized on the effective interest rate method over the term of the 9 3/8% Notes and is reflected as a reduction to interest expense.
(3)	The Tranche B term loan amortizes 1% for years one through seven, with the remainder to be repaid in quarterly amounts in year eight. Optional payments are applied initially to the next four installments in order of maturity and then on a pro rata basis.
(4)	The interest rate margin ranges from 3.0%–3.75% depending on our leverage ratio. At December 31, 2003, the 3-month LIBOR rate was 1.18%. Our weighted average interest rate for the year ended December 31, 2003 was 5.59%, including 0.5% increase in applicable margin from April 2003 to August 2003, and 1.0% increase in applicable margin from August 2003 until audited financials provided in December 2003.
(5)	Includes $4.5 million and $1.6 million in capital lease obligations at December 31, 2003 and 2002 respectively.
(6)	The interest rates range from 2.2% to 8.3%.
(7)	Maturity dates of the loans range from 2006 to 2008.

In connection with the recapitalization transaction, we issued $300.0 million in 9 3/8% senior subordinated notes and obtained a credit facility.

The notes may be redeemed beginning April 15, 2006. The initial redemption price is 104.688% of the principal amount plus accrued interest. The redemption price will decline each year after 2006 and will be 100.0% of the principal amount, plus accrued interest, beginning on April 15, 2009. In addition, before April 15, 2004, we may redeem up to 35% of the notes at a redemption price of 109.375% of their principal amount, plus accrued interest. We

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

may redeem the notes only if after such redemption, at least 65% of the aggregate principal amount of the notes originally issued remains outstanding. Upon a change of control, we will be required to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest. The wholly-owned domestic subsidiaries of Dresser, Inc. guarantee the notes (Note 21).

In March 2002, we issued an additional $250.0 million of 9 3/8% senior subordinated notes due 2011 under the indenture that governs the 2001 notes. The notes were issued at 102.5% of their principal amounts plus accrued interest from October 15, 2001. We recorded a $6.3 million premium, which is amortized over the term of the notes, and recorded as a reduction to interest expense. The net proceeds were used to repay existing indebtedness under the Tranche A term loans of the credit facility. Deferred financing charges incurred with the issuance were $6.1 million, which is amortized over the term of the notes and recorded as an increase in interest expense.

Under our credit facility, we obtained a six-year $165.0 million Tranche A U.S. term loan facility and a six-year Tranche A Euro term loan facility in an amount equivalent to $100.0 million. In addition, we obtained an eight-year $455.0 million Tranche B term loan facility and a six-year $100.0 million revolving credit facility to be utilized for working capital requirements and other general corporate purposes. As of December 31, 2003 there was $62.4 million available under the revolving credit facility; amounts outstanding under letters of credit were $37.6 million.

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

As a condition of one of the amendments to our credit facility in December 2002, we deposited $7.5 million in a segregated account with the administrative agent of our credit facility. Those funds were applied, at our option, to our Tranche B term loan on January 10, 2003. At December 31, 2002, these funds were reflected as restricted cash on our balance sheet. In December 2003, we made an additional optional prepayment of $15.0 million on our Tranche B term loan.

Under the indenture that governs our senior subordinated notes, certain covenants require that we furnish to all holders of the notes all quarterly and annual financial information required to be contained in a filing with the SEC on Forms 10-Q and 10-K within the time period specified in the SEC’s rules and regulations. In 2002, we determined that our 2001 financial statements, which had previously been audited by Arthur Andersen, LLP needed to be restated, which resulted in a delay in the filing of our annual report on Form 10-K for 2002 and our quarterly reports on Form 10-Q for the three months ended March 31, 2003, the three months ended June 30, 2003 and the three months ended September 30, 2003.

We entered into another amendment and waiver to our credit agreement on August 5, 2003, which extended to December 15, 2003 our deadline for providing our senior lenders with audited financial statements for the fiscal years ended December 31, 2001 and December 31, 2002. This amendment also waived, among other things, any default or event of default relating in any respect to the 2001 re-audit, revision or restatement of any financial statement delivered to the senior lenders prior to August 5, 2003, including any default or event of default relating in any respect to any errors contained in such financial statements. The amendment granted a suspension period to deliver audited financials with respect to the waiver, which began on March 31, 2003 and ended on December 12, 2003, the date on which the administrative agent received the audited annual financial statements for the years ended December 31, 2002 and 2001.

In connection with the restatement of our financial statements for the years 1998 through 2001 and the related delay in filing certain reports with the SEC in 2002, on December 4, 2003 we completed a consent solicitation to amend the indenture for our senior

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

subordinated notes to provide that Dresser will only be obligated to furnish to the holders of the senior subordinated notes a report by Dresser’s certified independent accountants with respect to annual financial information for fiscal years beginning after December 31, 2000. Each holder that consented also waived all events of default with respect to breaches of the reporting provisions of the indenture and all rights to cause the principal and accrued interest on the senior subordinated notes to be immediately due and payable. We entered into a supplemental indenture with the trustee for the holders and the guarantors of the senior subordinated notes on December 4, 2003 to put into effect the amendment. We paid a consent fee of $1.4 million in the aggregate to the consenting note holders.

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

As part of our credit agreement, beginning with fiscal year end 2002, we are required to make a mandatory prepayment, 90 days after year end, if our total debt to EBITDA ratio, as defined, is above certain levels. If our total debt to EBITDA ratio is in excess of 4.00 to 1.00 we will be required to pay 75% of excess cash flow, as defined in the credit agreement. If the total debt to EBITDA ratio is above 2.50 to 1.00 and below 4.00 to 1.00, then we will be required to pay 50% of excess cash flow as defined under the agreement. If the total debt to EBITDA ratio is equal to or less than 2.50 to 1.00, no such payment is required. For the years ended December 31, 2003 and 2002, no mandatory payment was required.

In March 2004, the Company entered into an amendment to our credit agreement, and as a result, extinguished its Tranche B term loan with the issuance of a new six-year $125 million Senior Unsecured Term Loan, a new $235 million Tranche C Term Loan under its existing senior secured credit facilities, and an optional prepayment of $25 million in cash. The new $125 million Senior Unsecured Term Loan has terms and conditions similar to the 9 3/8% senior subordinated notes, however, the Senior Unsecured Term Loan bears an interest rate of LIBOR plus 3.5%. The interest rate on the Tranche C Term Loan is LIBOR plus 2.5%. The Tranche C Term Loan is subject to the terms and condition of the credit agreement, as amended. This amendment to the credit agreement also provided the Company with additional flexibility in meeting its financial covenants, and expanded our ability to incur additional debt and make acquisitions.

Effective January 1, 2003, the applicable margin on our Tranche B term loan was increased from 3.50% to 3.75%. In addition, effective March 31, 2003, the applicable margin on our Tranche B term loan was increased by an additional 0.50% per annum and, effective August 5, 2003, the applicable margin on our Tranche B term loan was further increased by an additional 0.50% per annum. The aggregate 1.00% per annum increase remained in effect during the suspension period and ended on December 12, 2003.

Total fees incurred in connection with obtaining all of the amendments to the credit facility through December 31, 2003 were $6.1 million.

Amortization of deferred financing fees incurred in connection with the credit facility and senior subordinated notes, including the write-off of certain fees in 2003 and 2002, and net of bond premium amortization, was $6.6 million, $20.3 million, and $6.9 million in 2003, 2002 and 2001, respectively.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, minimum principal payments on our long-term debt subsequent to 2003 are as follows:

Year ending December 31,	(in millions	)
2004	$2.7
2005	2.9
2006	3.1
2007	4.4
2008	189.2
Thereafter	736.8

Total (1)	$939.1

(1)	Excludes the $5.0 million premium which is amortized over the life of the notes and reflected in long term debt on our balance sheet.

13. Financial Instruments:

Financial Risk Management

In the normal course of business, we employ financial instruments to manage exposure to fluctuations in the value of foreign currencies and interest rates. It is our policy to utilize theses financial instruments to manage such underlying risks. We do not enter into these transactions for speculative purposes.

We are exposed to foreign currency fluctuation as a result of our sales, purchases, and funding activities. Our strategy is to minimize the volatility of cash flows to the business units that have incurred the underlying risk. We hedge significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging the exposure in relation to the perceived risk of loss. We use forward exchange contracts to manage our exposure to movements in foreign exchange rates. The use of these financial instruments modifies the exposure and reduces our risk of cash flow variability. As of December 31, 2003, we had a notional value of approximately $61.2 million of foreign exchange risk hedged using forward exchange contracts. As of December 31, 2003, the fair value of these derivative instruments was $3.5 million, which is reflected in accumulated other comprehensive income (loss).

Our financial performance is also exposed to movements in short-term floating market interest rates. Our objective in managing this interest rate exposure is to comply with terms of the credit agreement and to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs.

During 2003, we had two interest rate swaps, one which matured in July 2003, and one which was terminated in March of 2003.

The first interest rate swap was hedged against our Tranche B term note with a notional amount of $115.0 million. We paid a fixed rate of 4.49% and received a variable rate of 3-month LIBOR. The swap matured in July 2003. For the year ended December 31, 2003, we recorded $1.8 million in interest expense as a result of the swap.

In April 2002, we entered into an interest rate swap which was not eligible to receive accounting treatment as a hedge. The interest rate swap had a notional amount of $100.0 million and matured in October 2003. We received a fixed rate of interest of 9.375% and paid a variable interest rate of LIBOR plus 6.20%. In March 2003, we terminated this swap. As a result of the termination, we received cash proceeds of $1.6 million.

At December 31, 2003, we expect to reclassify $3.5 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The Company may also enter into forward exchange contracts to hedge foreign currency denominated payments under intercompany loan agreements. The Company uses forward contracts with maturities comparable to the forecasted principal repayments on the intercompany loan. Hedged transactions are primarily denominated in Japanese yen, Canadian dollars, Great Britian pounds, and Euro. Increases and decreases in the fair market values of the forward agreement are essentially offset by changes in the values of the net underlying foreign currency exposures. As of December 31, 2003 the Company had forward contracts hedging intercompany loans with a notional value of $74.6 million. The fair value of these contracts at December 31, 2003 are immaterial. No forward exchange contracts were outstanding at December 31, 2002.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, trade accounts receivable, and derivatives. We maintain cash and cash equivalents with various financial institutions. Trade receivables are generated from a diverse group of customers with no significant concentrations of receivables from any single customer. Our exposure to credit risk is affected to some degree by conditions within the energy industry, however the geographical dispersion of our customer base tends to mitigate this risk.

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

We estimate the fair value of our fixed rate debt for the 9 3/8% notes based on market prices and for the remainder our fixed rate debt generally using discounted cash flow analysis based on our current borrowing rates for debts with similar maturities. The estimated fair value of the fixed rate debt at December 31, 2003 and 2002 was approximately $602.3 million and $559.2 million, respectively. The carrying value of the fixed rate debt was approximately $562.4 million and $559.4 million, at December 31, 2003 and 2002, respectively.

As of December 31, 2003, and 2002, our forward exchange contracts had a fair value of $3.5 million and $1.1 million, respectively, and are reflected in accumulated other comprehensive loss.

14. Related Party Transactions

Halliburton

On April 10, 2001, the Company executed a transition services agreement with Halliburton whereby Halliburton agreed to provide transition services for up to nine months. The services covered by this agreement included human resources and employee benefit administration services, information technology services and real estate support services at facilities that we shared with Halliburton. Payments made to Halliburton under this agreement for the year

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

ended December 31, 2001 were approximately $3.0 million. Under the transition services agreement, we will continue to obtain voice and fax services via the Halliburton software defined network through June 2004. During 2003 and 2002, we paid Halliburton approximately $0.8 million and $1.2 million, respectively for these services.

During 2003 and 2002, we sold approximately $24.3 million and $49.0 million, respectively of valve products to affiliates of Halliburton. Accounts receivable related to these affiliates totaled approximately $13.1 at December 31, 2003. Approximately $12.6 million of accounts receivable due from Halliburton affiliates comprise trade and other receivables due from Halliburton operating units which entered into plans of bankruptcy during 2003. The Company has evaluated the likelihood of collectibility of the amounts due and has concluded its related reserves are adequate and that its exposure to non payment is not significant.

In addition, Halliburton also administered DEG’s risk management programs through April 2001. The insurance program included a broad all-risk coverage for real and personal property and third-party liability coverage, employer’s liability coverage, automobile liability, general product liability, workers’ compensation liability and other standard liability coverage. Expenses of $3.2 million were allocated by Halliburton to DEG for these risk management coverages for the three months ended March 31, 2001. Halliburton also allocated benefit costs associated with retired and divested business employees’ corporate-related pension and employee benefit charges and union-related pension and employee benefit charges.

All of the charges described above have been included as operating costs in the statements of operations in the accompanying financial statements. We believe that it is possible that the terms of these transactions may have differed from those that would result from transactions among third parties. Such allocations are not necessarily indicative of actual results. However, we believe that the methods used to charge for services provided by Halliburton were reasonable.

Certain of the foreign operations that we acquired pursuant to the Agreement and Plan of Recapitalization are located in jurisdictions where governmental consents are required for the transfer of ownership and were not obtained by the time of closing of the recapitalization transaction. Pursuant to a closing agreement and waiver executed on April 10, 2001, Halliburton agreed to operate these entities for our benefit and to effect the transfer as soon as practicable. The transfers have been completed. The operations in these jurisdictions are not material to our financial condition or results of operations taken as a whole. In addition, Halliburton agreed to operate certain foreign facilities for our benefit until the leases related to these facilities can be assigned to us. These facilities are not, individually or in the aggregate, material to our financial condition or results of operations taken as a whole.

Pursuant to agreements with Halliburton, we own all right, title and interest in and to the marks “Dresser” and “Dresser and Design” and other trademarks and service marks in the U.S. and in various jurisdictions throughout the world. We have granted back to Halliburton a non-exclusive license to use these marks during a transition period of up to three years while various Halliburton entities are re-named or liquidated. This grant expires in April 2004. We have also granted back to Halliburton a perpetual, exclusive license to use the name “Dresser Industries” provided the name is not used in connection with raising capital, or the sale, promotion, design or manufacture of goods or services that would create market confusion affecting Dresser. We also granted to Halliburton the use of the name “Dresser Industries, Inc.” for use as a holding company name. In addition, we have agreed not to use the Dresser name for seven years in certain businesses where Halliburton operates, or to directly compete with Halliburton for three years.

First Reserve and Odyssey

We reimburse First Reserve and Odyssey for certain expenses incurred in connection with the ongoing ownership and management of Dresser. For each of the years ended December 31, 2003, 2002 and 2001, we reimbursed First Reserve and Odyssey approximately $0.1 million for these expenses. In addition, during 2001 First Reserve and

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Odyssey did not engage an investment banking firm in connection with the recapitalization transaction and received a $30.4 million fee for their assistance in evaluation, structuring and facilitating the transaction. The fee was allocated $3.6 million to equity issuance costs and $26.8 million to deferred financing fees.

In connection with the acquisition of Entech in 2001, the Company issued 440,955 shares of class B common stock valued at $17.6 million to entities affiliated with First Reserve and paid approximately $17.4 million in cash to First Reserve.

DEG Acquisitions, LLC

Pursuant to a tax sharing agreement between DEG Acquisitions, LLC and us for periods prior to July 3, 2002, (i) DEG Acquisitions will file consolidated, combined or unitary federal, state, local and foreign income tax returns on behalf of itself and its subsidiaries, including us, to the extent it is permitted to do so under the relevant law, and (ii) we are obligated to pay to DEG Acquisitions a portion of the total income tax liability of DEG Acquisitions and its subsidiaries, in an amount equal to the excess of (a) the relevant income tax liability of DEG Acquisitions and its subsidiaries for a taxable period over (b) the corresponding consolidated, combined or unitary income tax liability of DEG Acquisitions and its subsidiaries that DEG Acquisitions would have incurred if we and our subsidiaries had not been subsidiaries of DEG Acquisitions. However, our income taxes are recognized for financial reporting purposes on a stand-alone basis in accordance with generally accepted accounting principles.

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

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

15. Income Taxes

The federal and state income tax provision is summarized as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
		(in millions)
Current Income Tax Expense:
United States
Federal	$—	$—	$—
State	0.3	0.3	0.6
Foreign	16.7	15.5	18.9

	17.0	15.8	19.5

Deferred Income Tax Expense (Benefit):
United States
Federal	—	—	71.4
State	—	—	6.6
Foreign	(2.5)	(2.4)	(0.4)

	(2.5)	(2.4)	77.6

Provision for income taxes	$14.5	$13.4	$97.1

The United States and foreign components of income (loss) before income taxes, are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
	(in millions)
United States	$(42.8)	$(35.1)	$26.7
Foreign	12.6	25.3	25.6

Total	$(30.2)	$(9.8)	$52.3

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
	(in millions)
Computed tax at the federal statutory rate of 35%	$(10.6)	$(3.4)	$18.3
Change in valuation allowance	16.3	19.2	75.4
State taxes, net of federal benefit	0.2	0.2	0.4
Foreign tax in excess of U.S. tax rate	10.1	3.4	2.2
Undistributed earnings of foreign subsidiaries	1.6	—	—
Other permanent differences	(3.1)	(6.0)	0.8

Provision for income taxes	$14.5	$13.4	$97.1

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2003	December 31, 2002
	(in millions)
Deferred income tax assets:
Inventory	$36.3	$34.6
Fixed assets	18.3	26.0
Goodwill and other intangible assets	46.8	47.9
Pension and postretirement benefit obligations	124.4	119.4
Warranty expense	5.4	3.4
Accrued compensation & benefits	5.3	2.8
Deferred compensation	9.5	9.9
Net operating loss carryforwards	97.2	67.4
Other	3.8	7.8

Total deferred income tax assets	$347.0	$319.2

Valuation allowance	(331.4)	(307.7)

Deferred income tax assets	$15.6	$11.5

Deferred income tax liabilities
Undistributed earnings of foreign subsidiaries	(4.0)	(2.4)
Deferred financing fees	(3.5)	(4.4)

Deferred income tax liabilities	$(7.5)	$(6.8)

Net Deferred income tax assets	$8.1	$4.7

We have net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of approximately $166.3 million; $46.9 million expiring in 2020, $32.5 million expiring in 2021, $25.3 million expiring in 2022 and $61.6 million expiring in 2023. If certain substantial changes in our ownership occur, there would be an annual limitation on the amount of the NOL carryforward that can be utilized. In addition, we have approximately $94.0 million in foreign net operating losses, primarily in Italy, the United Kingdom and Germany. There losses have expiration periods ranging from 2005 to indefinite recovery.

In assessing the realization of deferred tax assets, we must determine whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. We have assessed our current and past performance, market conditions and future taxable income projections and determined that a valuation allowance is necessary at December 31, 2003 and 2002, because of the uncertainty regarding realization of the deferred tax assets.

Included in the valuation allowance is an amount charged to equity in 2001 of $169.5 million resulting from the recapitalization transaction and Section 338(h)(10) election to treat the recapitalization of our domestic business as an asset purchase for tax purposes and receive a step up in tax basis to fair market value for our U.S. assets. Other increases in the valuation allowance charged to equity (other comprehensive income (loss) items) relate to changes in minimum pension liabilities of $7.4 million, $9.9 million and $10.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

16. Commitments	and Contingencies:

Halliburton Indemnifications

In accordance with the agreement relating to our recapitalization transaction, Halliburton agreed to indemnify the Company for certain items. Those indemnified items include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of the Company. In addition, Halliburton has agreed to indemnify the Company for certain other claims and liabilities, including any other product liability claim made on or prior to closing of the Recapitalization, any other loss, liability, damage or expense resulting from any action, suit or proceeding initiated prior to the closing, any asbestos claims (present or future) based on or arising out of events or occurrences with respect to the Company’s businesses prior to the closing, certain environmental liability claims against the Company, to the extent that notice is given to Halliburton prior to the fifth anniversary of the closing, and any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing as to which the Company notifies Halliburton prior to the third anniversary of the closing date. The maximum aggregate amount of all losses identifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. In the case of certain general indemnities in the Agreement, other than those described above, there is an aggregate $15.0 million deductible that is applicable prior to the indemnification obligations. In addition, any single claim for such indemnities is subject to a threshold of $0.5 million in the case where there was no knowledge of such claim by Halliburton and a $0.1 million threshold if there was knowledge. For purposes of determining the threshold or maximum amount of indemnity and other overall indemnity obligations, such amounts shall be offset by insurance proceeds received by the Company or the amount of tax benefit received by the Company. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. In December 2003, certain affiliates of Halliburton filed a petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Pennsylvania. In connection with the petition, the bankruptcy judge issued an order enjoining asbestos claims against the debtors and Halliburton, as well as asbestos claims against us, pending confirmation of a definitive plan of reorganization for the Halliburton affiliates subject to the bankruptcy petition. It is too early to tell whether this plan will be confirmed, or if so, when it will be confirmed.

Our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization has also been enjoined pending confirmation of the definitive plan of reorganization referred to above. However, this indemnification right is unnecessary as long as we are also protected by the injunction, as we are. We expect that our indemnity rights against Halliburton relating to asbestos claims based on events occurring prior to the closing of the recapitalization would terminate if the proposed plan of reorganization were confirmed; however, such rights would no longer be necessary because the proposed plan would require asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust to be established in the bankruptcy. If the proposed plan of reorganization described above is not confirmed, or if the injunction of asbestos claims against us is otherwise terminated and asbestos claimants are again permitted to proceed against us, we would immediately seek to terminate the injunction of our exercise of indemnification rights against Halliburton. Although we believe that in such a circumstance we would be able to terminate the injunction of our exercise of indemnification rights against Halliburton, we cannot be assured that we would succeed in doing so.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Although we have been named in certain asbestos lawsuits, we have not historically incurred, and in the future we do not believe that we will incur, any material liability as a result of the past use of asbestos in products manufactured by the units of Dresser Industries retained by Halliburton, or as a result of the past use of asbestos in products manufactured by the businesses currently owned by the Company or any predecessor entities of those businesses.

Company Indemnifications

Under the agreement relating to our recapitalization transaction, the Company agreed to indemnify Halliburton for all assumed obligations of the businesses as set forth in the Agreement. This includes certain environmental matters including those arising out of acts by the Company which take place after the closing. The Company has the same aggregate indemnity deductible and maximum indemnity obligation as set forth above in the Halliburton indemnity, but does not have the single claim thresholds described above. In addition, the identifiable amounts have the same offsets as set forth above with regard to insurance proceeds and tax benefits received by Halliburton.

Leases

At December 31, 2003, we were obligated under non-cancelable operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. Rental expense charged to operations for such leases totaled $17.0 million, $17.7 million and $14.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Additionally, we have entered into several capital leases. Assets on the Company’s books related to capital leases are included in machinery and equipment and total $4.4 million and $1.6 million net of accumulated amortization of $1.7 million and $1.0 million at December 31, 2003 and 2002 respectively. Future minimum lease payments under capital and operating leases that had initial or remaining non-cancelable lease terms at December 31, 2003, were as follows:

	Capital Leases	Operating Leases
	(in millions)
2004	$2.4	$16.2
2005	2.4	14.2
2006	.3	11.0
2007	—	7.0
2008	—	5.7
Thereafter	—	15.5

Total	$5.1	$69.6

Less amount representing interest	(0.6)

Present value of minimum lease payments (including current portion of $2.0)	$4.5

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

Other Contingencies

The Company is involved in various litigations, claims and administrative proceedings and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, the Company believes that the liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

Employment Agreements

We have employment agreements with our executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company and provide for severance payments under certain circumstances. The agreements include a covenant against competition with us, which extends for a period of time after termination for any reason.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

17. Shareholders’ Equity:

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

In connection with the acquisition of Entech, the Company issued 171,756 shares of class A common stock and 490,744 shares of class B common stock (27,908 shares subject to redemption on or after February 1, 2004 at the option of the shareholder (note 18)) valued at approximately $26.5 million, net of 52,857 shares reacquired for $2.1 million.

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

Upon the terms of the Merger Agreement, each outstanding share of Dresser common stock was cancelled and the holders received one class A common share of Dresser Ltd., for each share of Dresser class A common stock, and one class B common share of Dresser Ltd. for each share of Dresser class B common stock, respectively, held by each shareholder. The reorganization has been accounted for as a reorganization of entities under common control, and accordingly, it did not result in any changes to the amounts of assets, liabilities, and shareholders’ deficit.

The certification of incorporation was amended such that the total number of shares of stock which Dresser shall have the authority to issue is 10,000, having a par value of $0.01 per share of common stock. Dresser Holdings, Inc. is the sole shareholder of Dresser. The number of shares issued and outstanding at December 31, 2003 are 1,000 shares of class A common stock.

During 2003, 250 shares of class A common stock of Dresser, Ltd. were issued to a non employee, non affiliate board member as compensation for participation in board and committee meetings. In addition, 7,396 shares of class B common stock of Dresser, Ltd. were issued as settlement for a severance obligation as a result of Dresser’s acquisition of Entech. The stock issued was valued at $0.3 million as has been reflected as an increase to capital in excess of par on our balance sheet, and as compensation expense in our statement of operations.

Stock Incentive Plans

We have adopted certain employee incentive programs for the purpose of (i) attracting and retaining employees, directors and consultants (ii) providing incentives to those deemed important to our success and (iii) associating the

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

During 2001, we issued to certain employees, options to purchase 214,000 shares of common stock with an exercise price of $40.00 per share. During 2002, we issued additional options to purchase 36,814 shares of common stock with an exercise price of $40.00 and cancelled 24,000 options to purchase shares of common stock. During 2003, we cancelled options to purchase 10,000 shares of common stock. No options were issued during 2003. These options vest 20% on the first anniversary of the date of grant and one 48th of the remaining 80% per month for each month thereafter until the options are fully vested. Vesting of these options will accelerate if the employee leaves for good reason, is terminated by the Company without cause, dies or suffers permanent disability. At December 31, 2003, we had 216,814 options outstanding of which 118,637 have vested; no options have been exercised.

During 2001, we also issued options to purchase 321,000 shares of common stock with an exercise price of $40.00 and cancelled 18,000 options. During 2002, we issued additional options to purchase 43,750 shares of common stock with an exercise price of $40.00 and cancelled 18,000 options to purchase shares of common stock. During 2003, we cancelled options to purchase 33,750 shares of common stock. No options were issued during 2003. These options vest if the employee is still employed after nine and one-half years, but vesting will accelerate if we achieve predetermined financial performance milestones. At December 31, 2003, we had 295,000 options to purchase common stock outstanding of which 1,010 have vested; no options have been exercised.

In addition, in 2001, we issued options to purchase 107,000 shares of common stock at an exercise price of $40.00 and cancelled 6,000 options. During 2002, we issued additional options to purchase 14,583 shares of common stock with an exercise price of $40.00 and cancelled 6,000 options to purchase common stock. During 2003, we cancelled options to purchase 11,250 shares of common stock. No options were issued during 2003. These options vest if our majority shareholder realizes a 35% annualized internal rate of return on its initial investment in us and is able to liquidate its initial investment at a price equal to at least 450% of the price paid for its initial investment (as adjusted for stock splits and other recapitalizations). At December 31, 2003, we had 98,333 of these options outstanding, of which no options have vested.

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

SFAS No. 123 Accounting for Stock-Based Compensation

SFAS No. 123 defines a fair value method of accounting for employee stock compensation and encourages, but does not require all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

accounting must make pro forma disclosures of net income as if the fair value based method of accounting as defined in the statement had been applied. We account for the stock option plans in accordance with APB No. 25, under which no compensation cost has been recognized for stock option awards. The fair value of the options as disclosed in Note 2 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002: risk-free rate 3.73%, a dividend yield of 0.0% and a volatility factor of the expected market price of 0.01%; and for 2001: risk-free rate 5.09%, a dividend yield of 0.0%, a volatility factor of the expected market price of 0.01%. The expected life of the options was 10 years. The weighted average fair value of options granted in 2002 and 2001 was $15.82 and $12.65, respectively. No options were granted during 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of the stock option activity and the related information is as follows:

	2003		2002		2001
	Common Stock Underlying the Options	Weighted Average Exercise Price	Common Stock Underlying the Options	Weighted Average Exercise Price	Common Stock Underlying the Options	Weighted Average Exercise Price
Outstanding, beginning of year	665,147	40.00	618,000	$40.00	—	$40.00
Granted	—	—	95,147	40.00	642,000	40.00
Exercised	—	—	—	—	—	—
Forfeited	(55,000)	40.00	(48,000)	40.00	(24,000)	40.00

Outstanding, end of year	610,147	40.00	665,147	40.00	618,000	40.00

Exercisable at end of year	119,647	40.00	69,952	$40.00	—	$—

As of December 31, 2003, the weighted average remaining contractual life of outstanding options, all of which have an exercise price of $40 per share, is 7.3 years.

At December 31, 2003, 112,454 additional options are available for issuance under the Share Incentive Plan of Dresser, Ltd.

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

In 2001, under the 2001 Management Equity Purchase plan, 87,500 shares of class A common stock and 146,875 shares of class B common stock were purchased under the plan. The company received proceeds of $9.4 million from those purchases. As a result of the resignation of one employee, we repurchased 9,367 shares of class A common stock and 28,133 shares of class B common stock at $40.00 per share. All purchased shares outstanding as of July 3, 2002 under the Dresser, Inc. 2001 Management Employee Equity Purchase Plan were converted into purchased shares under the successor plan.

Deferred Compensation

We offer a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation. Participants will generally be able to elect to have such accounts deemed to be invested in either units, which are valued based upon the value of the Dresser Ltd.’s common shares or an interest bearing account. Distributions shall generally be made from the deferred compensation plan over time following the

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

participant’s retirement or other termination of employment. The liability for the deferred compensation program included in the financial statements at December 31, 2003 and 2002 was $14.8 million and $17.5 million, respectively. Certain liabilities under the Halliburton deferred compensation plans and supplemental retirement plans have been transferred to our plan and are general liabilities of Dresser.

18. Mandatorily redeemable common stock:

During 2001, in connection with the management equity purchase plan, 87,500 and 146,875 shares of class A and B stock, respectively, were issued to management for proceeds of $9.4 million. Of those shares, 9,367 class A and 28,133 class B shares of common stock were repurchased by Dresser for $1.5 million. These shares issued to management were subject to the Investor Rights Agreement, whereby if the employee leaves for good reason, is terminated by Dresser without cause, dies or suffers a permanent disability, then such employee will, pursuant to a right granted in the employee’s employment agreement, be permitted to cause Dresser to repurchase, at fair market value, shares that they have held for at least six months. If an employee retires, is terminated for cause, or resigns (without good reason), or leaves for the reasons enumerated in the prior sentence but fails to “put” their shares to us for repurchase, then we will have the right to repurchase their shares at fair value.

On July 3, 2002, Dresser Ltd. agreed to assume, perform and discharge all of Dresser’s obligations under the Investor Rights Agreement. However, Dresser, Ltd. has no assets and no ability to discharge Dresser’s obligations other than through the use of Dresser assets. As such, the amounts have been classified as mandatorily redeemable common stock on Dresser’s balance sheet at December 31, 2003 and 2002, respectively.

Additionally, in connection with the acquisition of Entech (Note 10), certain former Entech employees were issued 27,908 shares of the Company’s Class A common stock, including a right to have the Company repurchase their shares at 107.49 British Pounds per share (approximately $5.3 million at December 31, 2003—recorded net of cash in escrow of approximately $0.3 million) on or after February 1, 2004. In accordance with Emerging Issues Task Force Topic No. D-98 (EITF D-98), these shares have been recorded at fair valve outside of shareholders’ equity, with an offsetting adjustment to additional paid-in-capital. In February 2004, the shareholders gave notice of their intention to exercise their right to have the Company repurchase the shares.

19. Retirement and other postretirement plans:

We have various retirement plans, which cover a significant number of our employees.

Defined Contribution Plans

We sponsor several defined contribution pension plans. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. The expense associated with the contribution to and administration of these plans was $6.6 million, $5.0 million, and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Domestic and Foreign Defined Benefit Plans and Other Postretirement Benefits

We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans that cover a significant number of our employees. The qualified plans are funded to operate on an actuarially sound basis. Plan assets are generally invested in cash, short-term investments, real estate, equity and fixed income securities of entities primarily domiciled in the country of the plan’s operation. At December 31, 2003, all the domestic pension plan assets were held by a master trust.

Prior to our recapitalization, we had a salaried pension plan that was commingled with Halliburton. We have recorded an allocated pension credit for this plan in 2001 through the date preceding the recapitalization. Upon the recapitalization, we have assumed the obligation for this plan and have recorded it in our financial statements at its historical accounting basis.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). The Company has elected to defer accounting for the effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the Company’s accumulated postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued could require us to change previously reported information.

The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations and fair value of plan assets as of our measurement date (October 31).

	Domestic Pension Benefits		Foreign Pension Benefits
	2003	2002	2003	2002
	(in millions)
Reconciliation of benefit obligation
Obligation as of the measurement date	$172.8	$168.8	$91.3	$76.8
Service cost	2.3	2.8	4.7	4.1
Interest cost	11.9	11.7	4.4	3.8
Actuarial (gain) loss	27.3	(1.8)	2.3	1.2
Other	5.3	1.4	10.8	1.9
Benefit payments	(11.9)	(10.1)	(4.0)	(4.6)
Participant contributions	—	—	0.7	0.6
Effects of settlements	—	—	—	(1.7)
Foreign currency exchange rate changes	—	—	12.7	9.2

Obligation at the measurement date	$207.7	$172.8	$122.9	$91.3

	Domestic Pension Benefits		Foreign Pension Benefits
	2003	2002	2003	2002
	(in millions)
Change in plan assets
Fair value of plan assets at measurement date	$130.2	$147.0	$37.8	$35.9
Actual return on plan assets	21.1	(15.2)	3.9	(2.8)
Employer contributions	3.9	6.3	4.8	7.7
Participant contributions	—	—	0.7	0.6
Benefit payments	(11.9)	(10.1)	(4.0)	(4.6)
Foreign currency exchange rate changes	—	—	5.3	2.7
Other	—	2.2	6.0	—
Effects of settlements	—	—	—	(1.7)

Fair value of plan assets at measurement date	$143.3	$130.2	$54.5	$37.8

Funded status
Funded status of the plans	$(64.4)	$(42.6)	$(68.4)	$(53.5)
Unrecognized net loss (gain)	87.1	68.6	14.4	12.3
Unrecognized transition obligation	—	—	15.6	15.8
Employer contributions	0.6	1.0	1.1	1.0
Unrecognized prior service cost	12.9	11.3	—	—

Pension asset (liability)	$36.2	$38.3	$(37.3)	$(24.4)

Amounts recognized in the balance sheet
Prepaid benefit cost	$36.2	$38.6	$6.4	$5.9
Accrued benefit liability	—	(0.3)	(43.7)	(35.7)
Additional minimum liability	(96.9)	(77.0)	(5.5)	—
Intangible asset	13.1	11.6	4.3	4.6
Accumulated other comprehensive income	83.8	65.4	1.2	0.8

Net amount recognized	$36.2	$38.3	$(37.3)	$(24.4)

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Components of the net periodic benefit cost for the plans are as follows:

	Domestic Pension Benefits			Foreign Pension Benefits
	2003	2002	2001	2003	2002	2001
	(in millions)
Service cost	$2.3	$2.8	$3.1	$4.7	$4.1	$2.4
Interest costs	11.9	11.7	10.5	4.4	3.8	3.7
Expected return on plan assets	(14.7)	(14.8)	(12.9)	(2.6)	(2.5)	(2.5)
Curtailment	1.6	—	1.7		—	—
Amortization of
Unrecognized net loss (gain)	1.5	1.0	0.8	.5	—	—
Unrecognized net asset	—	—	—	1.8	1.8	1.7
Unrecognized prior service cost	2.1	0.7	1.0	—	—	—
Amount allocated by Halliburton for commingled plans	—	—	(0.1)	—	—	—

Net periodic pension cost	$4.7	$1.4	$4.1	$8.8	$7.2	$5.3

The prior service costs reported in 2003, 2002 and 2001 were amortized on the straight-line basis over the average remaining service period of active participants. In 2003, 2002 and 2001, gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets were amortized over the average remaining service period of active participants.

Certain of our pension plans were underfunded at December 31, 2003 and 2002 with an aggregate benefit obligation of $ 311.8 million and $248.8 million, respectively, and aggregate assets of $174.2 million and $148.3 million, respectively.

The assumptions used to determine our pension benefit obligation at October 31, 2003 and 2002 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits
	2003	2002	2003	2002
Discount rate	6.25%	7.0%	2.0-10.0%	3.0-6.5%
Rate of compensation increase	N/A	N/A	2.0-7.2%	2.5-7.5%

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The assumptions used to determine net periodic benefit cost for the years ended October 31, 2003 and 2002 were as follows:

	Domestic Pension Benefits			Foreign Pension Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	7.0%	7.0%	7.0%	3.0-6.5%	3.0-7.0%	3.0-7.0%
Rate of compensation increase	N/A	N/A	4.5-5.0%	2.5-7.5%	2.5-7.5%	2.5-7.5%
Expected return on plan assets	9.0%	9.0%	9.0%	3.5-8.0%	3.5-8.0%	3.5-8.0%

In 2004, the Company estimates the long-term rate of return on plan assets will be 8.75% for domestic and 2.5% to 10.0% for foreign plans based on the weighted investment type’s benchmark average performance annual return over the past 10 years.

The Company’s pension plan weighted-average asset allocations of our Domestic Pension Benefit Plan at October 31, by asset category, are as follows:

	2003	2002
Long duration bonds	31.57%	34.62%
U.S. stocks	56.74%	54.08%
International stocks	10.87%	9.95%
Emerging markets stocks and bonds
Alternative (private) investments
Money Market	0.82%	1.35%

Total	100%	100%

Our investment strategy varies by country depending on the circumstances of the underlying plan. Information related to the weighted average asset classification and investment strategy for our foreign plans is unavailable, therefore, that information has not been provided. Our domestic pension plans are invested in a diversified portfolio with the primary objective of providing adequate cash flows to meet the obligations of the plan while at the same time preserving principal and maximizing returns. To meet our investment objectives, we have designed an allocation range by investment class to provide the highest probability of meeting or exceeding the investment objectives at the lowest possible risk. Our investment allocations by assets class for Domestic Pension Benefit Plans are as follows:

Asset Class	Strategic Allocation	Acceptable Range
Domestic Equities—Large Cap	50%	45-55%
Domestic Equities—Small Cap	5%	0-10%
International Equities	10%	5-15%
Total Equities	65%	55-75%
Fixed Income	35%	25-45%
Cash	0%	0-10%

The Company expects to contribute approximately $9.1 million to its domestic pension benefit plans in 2004. 2004 contribution expectations for the foreign pension plans are unavailable. The United States Congress is expected to consider pension funding relief legislation when they reconvene for 2004. The actual domestic contributions we make during 2004 may be impacted by the final legislative outcome, but the impact cannot be reasonably estimated at this time.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following domestic pension benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Domestic Pension Benefits
2004	10.7
2005	11.2
2006	11.7
2007	12.4
2008	13.0
2009-2013	75.8

Nonqualified Pension Plans

We provide certain key employees with additional pension benefits through several unfunded nonqualified pension plans. These plans, the Supplemental Executive Retirement Plan (SERP), the Supplemental Plan for Dresser, Inc. and the ERISA Excess Benefit Plan for Dresser, Inc., supplement the Company’s qualified retirement plans and restore benefits that are otherwise limited due to Internal Revenue Service limitations. The estimated liability for the nonqualified pension plans at December 31, 2003 and 2002 was $4.5 million and $4.6 million, respectively and the related expenses were approximately $0.8 million in 2003, $0.7 million in 2002 and $0.1 million for the period April 10, 2001 through December 31, 2001. Prior to April 10, 2001, the amounts are included in the allocations made by Halliburton.

Other Postretirement Plans

We sponsor contributory and non-contributory postretirement medical and life insurance benefit plans to specific eligible employees, but we generally absorb the majority of the costs. We may elect to adjust the amount of employee contributions for these plans. Prior to the recapitalization, we had a salaried postretirement plan that was commingled with Halliburton. We have recorded an allocated postretirement expense for this plan in 2001 through the date preceding the recapitalization. Upon the recapitalization, we have assumed the obligation for this plan and have recorded it in our financial statements.

During 2003 and 2002, several plans were amended to provide for greater cost-sharing between retirees and the Company, effectively reducing our future obligation by approximately $22.4 million and $4.2 million in 2003 and 2002, respectively.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations as of our measurement date (October 31):

	2003	2002
	(in millions)
Change in benefit obligation
Benefit obligation at November 1	$184.9	$190.5
Service cost	2.4	1.7
Interest cost	12.4	13.1
Assumption of salaried plan upon recapitalization	—	—
Actuarial (gain) loss	9.4	(6.1)
Participant contributions	2.6	1.5
Plan amendment	(22.4)	(4.2)
Benefits paid	(13.0)	(11.6)

Benefit obligation at October 31	$176.3	$184.9

Change in plan assets
Fair value of plan assets at November 1	$—	$—
Employer contribution	10.4	10.1
Participant contributions	2.6	1.5
Benefits paid	(13.0)	(11.6)

Fair value of plan assets at October 31	$—	$—

Funded status plan assets less obligation	$176.3	$184.9
Unrecognized net gain	(41.4)	(29.7)
Unrecognized prior service costs	55.6	39.0

Accrued benefit liability	$190.5	$194.2

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$190.5	$194.2
Current	8.4	12.1
Non-current	182.1	182.1

Weighted-average assumptions at measurement date:
Discount rate	6.25%	7.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	—	—

	2003	2002	2001
	(in millions)
Components of net periodic benefit cost at valuation date:
Service costs	$2.4	$1.7	$1.9
Interest costs	12.4	13.1	12.4
Amortization of prior service cost	(5.8)	(4.6)	(4.7)
Amortization of net loss (gain)	1.5	1.9	(0.4)
Amount allocated by Halliburton for commingled plan	—	—	1.8

Net periodic benefit cost	$10.5	$12.1	$11.0

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percent change in assumed healthcare cost trend rates would have the following effect:

	1% Increase	1% Decrease
	(in millions)
Effect on total service and interest cost components of net periodic postretirement healthcare benefit costs for the year ended December 31, 2003	$1.2	$(1.0)
Effect on healthcare cost component of the postretirement benefit obligation at December 31, 2003	$20.4	$(16.9)

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

	2003	2002
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2009	2008

The following other postretirement plan benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Other Postretirement Plan Benefits
2004	10.6
2005	11.4
2006	11.9
2007	12.3
2008	12.8
2009-2013	65.8

20. Segment Information:

We aggregate our business units reported to our chief operating decision makers under three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. The business units aggregated share like businesses, operational and economic features.

Flow Control. Operations of the flow control segment include the design, manufacture and marketing of valves and actuators. These products are used to start, stop and control the flow of liquids and gases and to protect process equipment from excessive pressure. In addition, this segment also includes the design manufacture and marketing of natural gas meters, regulators, digital and analog pressure and temperature gauges, transducers, and piping specialties such as couplings and conductors.

Measurement Systems. Operations of the measurement systems segment consist of the design, manufacture and marketing of fuel dispensers, pumps, peripherals and point-of-sale systems and software for the retail fueling industry.

Compression and Power Systems. Operations of the compression and power systems segment consist of the design, manufacture and marketing of natural gas fueled engines used primarily in natural gas compression and power generation applications and rotary blowers and vacuum pumps.

We evaluate performance based on the operating income or loss from each business segment which excludes interest, other income (deductions) and income taxes. The accounting polices of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2.

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

	Flow Control	Measurements Systems	Compression and Power Systems	Reconciling Items, Including Corporate(2)	Total
	(in millions)
2003
Revenues(1)	$996.0	$390.6	$276.9	$(6.5)	$1,657.0
Operating income	43.1	32.5	12.5	(39.5)	48.6
Depreciation and amortization	25.0	5.8	10.9	2.8	44.5
Goodwill	300.0	15.2	—	—	315.2
Total assets	869.5	147.4	144.0	243.3	1,404.2
Capital expenditures	21.0	1.3	3.8	10.2	36.3
2002
Revenues(1)	$1,005.1	$310.9	$277.1	$(3.7)	$1,589.4
Operating income	68.5	23.6	17.0	(26.2)	82.9
Depreciation and amortization	25.0	5.1	12.0	1.0	43.1
Goodwill	286.2	14.3	—	—	300.5
Total assets	899.5	137.5	107.4	214.3	1,358.7
Capital expenditures	9.2	1.6	4.2	0.2	15.2
2001
Revenues(1)	$848.1	$343.1	$355.3	$(6.4)	$1,540.1
Operating income	77.1	22.3	51.1	(34.3)	116.2
Depreciation and amortization	34.5	7.0	12.4	0.5	54.4
Goodwill	250.6	13.3	—	—	263.9
Total assets	864.5	159.3	151.7	220.6	1,396.1
Capital expenditures	17.3	8.0	9.8	0.9	36.0

(1)	Revenues for each operating segment include inter-segment revenues, which have been eliminated in “Reconciling Items, Including Corporate.” The presentation is consistent with management’s review of each operating segment.
(2)	Reconciling Items, Including Corporate revenue and operating income represents inter-segment eliminations and certain corporate overhead costs not allocated to each business segment. Reconciling Items, Including Corporate assets primarily consist of cash, deferred financing fees, prepaid and intangible pension costs and deferred tax assets.

The following table presents information by geographic area for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in millions)
Revenues
United States of America	$716.5	$716.6	$766.2
Canada and Latin America	223.9	254.7	248.7
Europe and Africa	449.7	385.9	318.4
Other	266.9	232.2	206.8

Total	$1,657.0	$1,589.4	$1,540.1

Identifiable long-lived assets
United States of America	$132.6	$137.2	$159.8
Canada and Latin America	8.7	5.8	7.9
Europe and Africa	54.5	54.9	56.9
Other	12.3	11.0	10.4
Total	$208.1	$208.9	$235.0

DRESSER, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

21. Supplemental Guarantor Information:

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

DRESSER, INC.

CONSOLIDATING BALANCE SHEETS

December 31, 2003

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$80.0	$—	$68.9	$—	$148.9
Restricted cash	—	—	0.7	—	0.7
Receivables	93.0	2.3	185.3	—	280.6
Inventories	106.8	18.5	165.0	—	290.3
Deferred income taxes	—	—	2.4	—	2.4
Other current assets	11.8	—	6.3	—	18.1

Total current assets	291.6	20.8	428.6	—	741.0
Property, plant and equipment	134.6	0.1	73.4	—	208.1
Investments in consolidated subsidiaries	466.2	422.8	—	(889.0)	—
Investment in unconsolidated subsidiaries	0.2	—	7.1	—	7.3
Deferred financing fees and other assets	44.2	—	12.8	—	57.0
Prepaid and intangible pension assets	49.3	—	10.5	—	59.8
Deferred income taxes	—	—	8.8	—	8.8
Goodwill	113.9	23.8	177.5	—	315.2
Other intangible assets	4.4	—	2.6	—	7.0

Total assets	$1,104.4	$467.5	$721.3	$(889.0)	$1,404.2

LIABILITIES, MINORITY INTEREST, MANDATORILY REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts and notes payable	$78.2	$1.1	$124.7	$—	$204.0
Deferred revenue	12.9	—	14.1	—	27.0
Accrued expenses	67.2	0.2	98.4	—	165.8

Total current liabilities	158.3	1.3	237.2	—	396.8
Pension and other retiree benefit obligations	290.8	—	49.3	—	340.1
Long-term debt	938.9	—	2.5	—	941.4
Other liabilities	21.1	—	1.0	—	22.1
Deferred income taxes	—	—	3.1	—	3.1

Total liabilities	1,409.1	1.3	293.1	—	1,703.5
Commitments and contingencies
Minority interest	—	—	0.4	—	0.4
Mandatorily redeemable common stock	7.9	—	5.0	—	12.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(292.8)	471.3	444.5	(889.0)	(266.0)
Accumulated other comprehensive loss	(19.8)	(5.1)	(21.7)	—	(46.6)

Total shareholders’ (deficit) equity	(312.6)	466.2	422.8	(889.0)	(312.6)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,104.4	$467.5	$721.3	$(889.0)	$1,404.2

DRESSER, INC.

CONSOLIDATING BALANCE SHEETS

December 31, 2002

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$62.7	$0.5	$55.6	$—	$118.8
Restricted cash	7.5	—	—	—	7.5
Receivables	85.6	2.4	167.6	—	255.6
Inventories	135.3	15.1	149.6	—	300.0
Other current assets	8.0	0.1	7.2	—	15.3

Total current assets	299.1	18.1	380.0	—	697.2
Property, plant and equipment	137.0	0.2	71.7	—	208.9
Investments in consolidated subsidiaries	438.8	399.3	—	(838.1)	—
Investment in unconsolidated subsidiaries	0.1	—	7.2	—	7.3
Deferred financing fees and other assets	53.4	—	19.8	—	73.2
Prepaid and intangible pension assets	50.3	—	10.4	—	60.7
Deferred tax assets	—	—	4.7	—	4.7
Goodwill	112.8	23.8	163.9	—	300.5
Intangibles	2.0	—	4.2	—	6.2

Total assets	$1,093.5	$441.4	$661.9	$(838.1)	$1,358.7

LIABILITIES, MINORITY INTEREST, MANDATORILY REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts and notes payable	$68.8	$0.8	$118.9	$—	$188.5
Deferred revenue	11.8	—	7.1	—	18.9
Accrued expenses	43.9	1.8	74.6	—	120.3

Total current liabilities	124.5	2.6	200.6	—	327.7
Pension and other retiree benefit obligations	290.2	—	24.1	—	314.3
Long-term debt	959.8	—	3.5	—	963.3
Other liabilities	6.7	—	34.4	—	41.1
Total liabilities	1,381.2	2.6	262.6	—	1,646.4
Commitments and contingencies
Mandatorily redeemable common stock	7.9	—	—	—	7.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(295.6)	438.8	399.3	(838.1)	(295.6)

Total shareholders’ (deficit) equity	(295.6)	438.8	399.3	(838.1)	(295.6)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,093.5	$441.4	$661.9	$(838.1)	$1,358.7

DRESSER, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$969.1	$32.3	$758.1	$(102.5)	$1,657.0
Cost of revenues	729.1	24.9	571.9	(102.1)	1,223.8

Gross profit	240.0	7.4	186.2	(0.4)	433.2
Selling, engineering, administrative and general expenses	227.2	2.7	155.1	(0.4)	384.6

Operating income	12.8	4.7	31.1	—	48.6
Equity in earnings of unconsolidated subsidiaries	24.4	17.4	0.9	(41.8)	0.9
Interest expense	(82.6)	—	(3.2)	—	(85.8)
Interest income	0.1	—	2.8	—	2.9
Other income (expense), net	0.9	2.3	—	—	3.2

Income (loss) before taxes	(44.4)	24.4	31.6	(41.8)	(30.2)
Benefit (provision) for income taxes	(0.3)	—	(14.2)	—	(14.5)

Net income (loss)	$(44.7)	$24.4	$17.4	$(41.8)	$(44.7)

DRESSER, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$984.6	$27.6	$711.6	$(134.4)	$1,589.4
Cost of revenues	739.6	22.3	538.2	(132.3)	1,167.8

Gross profit	245.0	5.3	173.4	(2.1)	421.6
Selling, engineering, administrative and general expenses	216.1	2.0	122.7	(2.1)	338.7

Operating income	28.9	3.3	50.7	—	82.9
Equity in earnings of unconsolidated subsidiaries	39.7	37.5	3.4	(77.1)	3.5
Interest expense	(92.8)	(0.3)	(5.5)	—	(98.6)
Interest income	0.6	—	2.0	—	2.6
Other income (expense), net	0.7	(0.9)	—	—	(0.2)

Income (loss) before taxes	(22.9)	39.6	50.6	(77.1)	(9.8)
Benefit (provision) for income taxes	(0.3)	—	(13.1)	—	(13.4)

Net income (loss)	$(23.2)	$39.6	$37.5	$(77.1)	$(23.2)

DRESSER, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2001

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$1,034.5	$—	$613.3	$(107.7)	$1,540.1
Cost of revenues	730.4	—	442.2	(93.4)	1,079.2

Gross profit	304.1	—	171.1	(14.3)	460.9
Selling, engineering, administrative and general expenses	241.8	0.4	116.8	(14.3)	344.7

Operating income	62.3	(0.4)	54.3	—	116.2
Equity in earnings of unconsolidated subsidiaries	29.3	29.6	2.0	(58.8)	2.1
Interest expense	(59.0)	—	(9.6)	—	(68.6)
Interest income	1.0	—	2.1	—	3.1
Other income (expense), net	0.2	—	(0.7)	—	(0.5)

Income (loss) before taxes	33.8	29.2	48.1	(58.8)	52.3
Provision for income taxes	(78.6)	—	(18.5)	—	(97.1)

Net income (loss)	$(44.8)	$29.2	$29.6	$(58.8)	$(44.8)

DRESSER, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(44.7)	$24.4	$17.4	$(41.8)	$(44.7)
Adjustments to reconcile net (loss) income to cash flows provided by (used in) operating activities:
Depreciation and amortization	30.6	—	13.9	—	44.5
Equity earnings of consolidated affiliates	(24.4)	(17.4)	—	41.8	—
Equity earnings of unconsolidated affiliates	—	—	(0.9)	—	(0.9)
Realized gain on foreign currency exchange	(3.9)	—	(9.1)	—	(13.0)
Loss on repayment of debt	1.1	—	—	—	1.1
Amortization of deferred financing fees	5.5	—	—	—	5.5
Asset impairment	5.3	—	—	—	5.3
Loss on sale of subsidiary	—	—	4.7	—	4.7
Deferred income taxes	—		(2.5)	—	(2.5)
Changes in operating assets and liabilities	98.6	(9.4)	(14.6)	—	74.6

Net cash provided by operating activities	68.1	(2.4)	8.9	—	74.6
Cash flows from investing activities:
Asset acquisitions	(15.4)	—	—	—	(15.4)
Capital expenditures	(19.2)	—	(11.6)	—	(30.8)
Proceeds from sale of subsidiary	—	—	24.0	—	24.0
Other	—	—	1.8	—	1.8

Net cash used in investing activities	(34.6)	—	14.2	—	(20.4)
Cash flows from financing activities:
Repayment of long-term debt (including current portion)	(25.8)	1.9	(0.2)	—	(24.1)
Changes in restricted cash	7.5	—	(0.7)	—	6.8
Decrease in short-term notes payable	2.3	—	(15.2)	—	(12.9)
Payment of deferred financing fees	(2.9)	—	—	—	(2.9)

Net cash used in financing activities	(18.9)	1.9	(16.1)	—	(33.1)
Effect of translation adjustments on cash	2.7	—	6.3	—	9.0
Net increase (decrease) in cash and equivalents	17.3	(0.5)	13.3	—	30.1
Cash and equivalents, beginning of period	62.7	0.5	55.6	—	118.8

Cash and equivalents, end of period	$80.0	$—	$68.9	$—	$148.9

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

DRESSER, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(44.8)	$29.2	$29.6	$(58.8)	$(44.8)
Adjustments to reconcile net (loss) income to cash flows provided by (used in) operating activities:
Depreciation and amortization	28.4	—	26.0	—	54.4
Equity earnings of consolidated affiliates	(29.2)	(29.6)	—	58.8	—
Equity earnings of unconsolidated affiliates	(0.1)	—	(2.0)	—	(2.1)
Amortization of deferred financing fees	6.9	—	—	—	6.9
Deferred taxes	78.0	—	(0.4)	—	77.6
Other, net	102.0	0.4	(100.2)	—	2.2

Net cash provided by operating activities	141.2	—	(47.0)	—	94.2
Cash flows from investing activities:
Recapitalization transaction	(1,296.3)	—	—	—	(1,296.3)
Asset acquisitions	(35.6)	—	—	—	(35.6)
Capital expenditures	(27.6)	—	(8.4)	—	(36.0)
Other	—	—	6.4	—	6.4

Net cash used in investing activities	(1,359.5)	—	(2.0)	—	(1,361.5)
Cash flows from financing activities:
Changes in intercompany activity	—	—	(4.1)	—	(4.1)
Proceeds from the issuance of long term debt	920.0	—	100.0	—	1,020.0
Repayment of long-term debt (including current portion)	(6.4)	—	(2.9)	—	(9.3)
Decrease in short-term notes payable	—	—	9.7	—	9.7
Payment of deferred financing fees	(62.7)	—	—	—	(62.7)
Proceeds from the issuance of stock	405.8	—	—	—	405.8
Equity issuance costs	(8.6)	—	—	—	(8.6)

Net cash provided by financing activities	1,248.1	—	102.7	—	1,350.8
Effect of translation adjustments on cash	—	—	(1.6)	—	(1.6)
Net increase in cash and equivalents	29.8	—	52.1	—	81.9
Cash and equivalents, beginning of period	5.6	—	14.2	—	19.8

Cash and equivalents, end of period	$35.4	$—	$66.3	$—	$101.7

Report of Independent Auditors

on Financial Statement Schedule

To the Board of Directors

of Dresser, Inc.

Our audits of the financial statements referred to in our report dated March 29, 2004 appearing elsewhere in this 2003 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas

March 29, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off Net of Recoveries	Balance at End of Period
For the year ended December 31, 2003
Allowance for doubtful accounts	$8.9	$7.5	$0.2	$(1.5)	$15.1
Valuation allowance for deferred tax assets	307.7	16.3	7.4	—	331.4
Excess and obsolete inventory reserves	44.5	12.4	1.2	(12.3)	45.8

For the year ended December 31, 2002
Allowance for doubtful accounts	5.4	3.3	0.6	(0.4)	8.9
Valuation allowance for deferred tax assets	262.1	19.2	26.4	—	307.7
Excess and obsolete inventory reserves	35.1	12.3	7.6	(10.5)	44.5

For the year ended December 31, 2001
Allowance for doubtful accounts	5.4	1.2	—	(1.2)	5.4
Valuation allowance for deferred tax assets	6.3	75.5	180.3	—	262.1
Excess and obsolete inventory reserves	$32.1	$5.1	$2.7	$(4.8)	$35.1