Form 10-Q
period 2004-03-31
DRESSER INC
filed 2004-05-13
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of common stock (par value $0.01 per share) as of May 13, 2004 was 1,000.

DRESSER, INC.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$436.3	$371.4
Cost of revenues	311.9	271.5

Gross profit	124.4	99.9
Selling, engineering, administrative and general expenses	104.7	88.6

Operating income	19.7	11.3
Equity earnings of unconsolidated subsidiaries	0.9	0.8
Interest expense	(36.0)	(20.4)
Interest income	0.3	1.3
Other income (expense), net	(0.2)	3.1

Loss before income taxes	(15.3)	(3.9)
Provision for income taxes	(3.2)	(2.2)

Loss before minority interest in income of consolidated subsidiaries	(18.5)	(6.1)
Minority owner’s share of consolidated subsidiaries	0.1	—

Net loss	$(18.4)	$(6.1)

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share information)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106.3	$148.9
Restricted cash	0.5	0.7
Receivables, net of allowance for doubtful accounts of $14.7 and $15.1	286.1	280.6
Inventories	296.1	290.3
Other current assets	16.2	20.5

Total current assets	705.2	741.0
Property, plant and equipment	213.0	208.1
Investments in unconsolidated subsidiaries	7.9	7.3
Deferred financing fees and other assets	42.3	57.0
Prepaid and intangible pension assets	65.0	59.8
Deferred income taxes	10.4	8.8
Goodwill	314.8	315.2
Other intangible assets	5.7	7.0

Total assets	$1,364.3	$1,404.2

LIABILITIES, MINORITY INTEREST, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$180.1	$198.4
Short-term debt, including current maturities	7.9	5.6
Deferred revenue	34.2	27.0
Payroll and other compensation	45.6	47.6
Accrued expenses	123.4	118.2

Total current liabilities	391.2	396.8
Pension and other retiree benefit obligations	350.9	340.1
Long-term debt, net of current maturities	918.9	941.4
Deferred income taxes	3.2	3.1
Other liabilities	22.0	22.1

Total liabilities	1,686.2	1,703.5
Commitments and contingencies	—	—
Minority interest	0.3	0.4
Mandatorily redeemable common stock of Dresser, Ltd	12.9	12.9

Shareholders’ deficit:
Common stock, $0.01 par value; issued and outstanding: 1,000 shares	—	—
Additional paid in capital	442.8	442.5
Dividends in excess of net book value	(595.8)	(595.8)
Accumulated deficit	(131.1)	(112.7)
Accumulated other comprehensive loss:
Unrealized gain on derivatives, net	1.1	3.5
Cumulative foreign currency translation adjustment	32.9	34.9
Minimum pension liability adjustment	(85.0)	(85.0)

Total accumulated other comprehensive loss	(51.0)	(46.6)

Total shareholders’ deficit	(335.1)	(312.6)

Total liabilities, minority interest, mandatorily redeemable common stock and shareholders’ deficit	$1,364.3	$1,404.2

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(18.4)	$(6.1)
Adjustments to reconcile net loss to cash flow (used in) provided by operating activities:
Depreciation and amortization	11.2	10.5
Equity in earnings of unconsolidated subsidiaries	(0.9)	(0.8)
Loss on repayment of debt	16.9	0.1
Loss on foreign currency exchange	0.3	—
Amortization of deferred financing fees, net of amortization of bond premium	1.0	1.5
Deferred income taxes	(1.5)	0.1
Impairment of assets	—	4.4
Changes in operating assets and liabilities:
Receivables	(1.5)	(15.4)
Inventories	(5.8)	9.5
Accounts payable	(18.7)	(3.5)
Accrued expenses	3.2	21.6
Pension and other retiree benefit obligations	10.8	6.5
Other	(3.3)	(4.1)

Net cash (used in) provided by operating activities	(6.7)	24.3

Cash flows from investing activities:
Asset acquisitions	—	(15.4)
Capital expenditures	(12.9)	(1.9)

Net cash used in investing activities	(12.9)	(17.3)

Cash flow from financing activities:
Proceeds from the issuance of long-term debt	360.0	—
Repayment of long-term debt (including current portion)	(381.5)	(7.5)
Net increase (decrease) in short-term notes payable	1.6	(2.5)
Payment of deferred financing fees	(3.3)	—
Changes in restricted cash	0.2	7.5

Net cash used in financing activities	(23.0)	(2.5)

Effect of translation adjustments on cash	—	0.6

Net increase (decrease) in cash and cash equivalents	(42.6)	5.1
Cash and cash equivalents, beginning of period	148.9	118.8

Cash and cash equivalents, end of period	$106.3	$123.9

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$6.9	$7.0
Income taxes	$2.5	$3.0

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Basis of Presentation

Dresser, Inc. was originally incorporated in 1998, under the name of Dresser Equipment Group, Inc., under the laws of the state of Delaware. The Company’s certificate of incorporation was amended and restated on April 9, 2001. As used in this report, the terms “Dresser,” “the Company,” “we”, “our” or “us” refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

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

In connection with the recapitalization in April 2001, Dresser paid Halliburton approximately $1,300.0 million to redeem our common equity and acquire the stock of certain foreign subsidiaries from Dresser B.V. The recapitalization transaction and related expenses were financed through the issuance of $300.0 million of senior subordinated notes, $720.0 million of borrowings under our credit facility, and approximately $400.0 million of common equity contributed by DEG Acquisitions, LLC.

On July 3, 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. The former direct shareholders of Dresser collectively hold all of the shares of Dresser, Ltd. in proportion to their prior direct ownership interests in Dresser. Dresser Holdings, Inc. and Dresser Holdings, Ltd. have no assets or liabilities other than common stock holdings of Dresser and Dresser Holdings, Inc., respectively, conduct no operations outside of Dresser and have no transactions to date other than those incidental to their formation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2.	Stock-based compensation

Prior to 2004, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our stock based plans. No stock-based compensation was reflected in 2003 net loss, as all options granted under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation”. Under the modified prospective method of adoption as provided by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, compensation cost recognized in 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net loss as reported	$(18.4)	$(6.1)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0.2	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(0.2)	(0.3)

Pro forma net loss	$(18.4)	$(6.4)

Note 3.	Restructuring and Other Exit Activities

Beginning in 2002, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” we recognize costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We incurred $3.5 million of restructuring charges for the three months ended March 31, 2004. Restructuring charges of $0.1 million and $3.4 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, for the three months ended March 31, 2004, in our condensed consolidated statements of operations. In the first quarter of 2004, we incurred costs in connection with the continuation of a (1) consolidation of an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (2) consolidation of a control valve operation in Burlington, Canada into existing facilities, and (3) consolidation of certain flow control operations in Houston, Texas into a single new facility. The costs associated with these actions were incurred by our Flow Control segment and are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 3/31/2004
	(in millions)
Consolidate Berea operations
Other exit activities	$0.3	$(0.2)	$(0.1)	$—
Consolidate Burlington operations
Termination benefits	2.0	—	—	2.0
Consolidate Houston operations
Termination benefits	0.1	(0.1)	—	—
Other exit activities	1.1	(1.1)	—	—

Total	$3.5	$(1.4)	$(0.1)	$2.0

In 2003, we incurred costs as a result of a decision to (1) consolidate a valve operation in Germany (EDG) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, (7) outsource the manufacturing of certain blowers, (8) consolidate a control valve operation in Burlington, Canada into existing facilities and (9) continue a reduction in our workforce. Accrued liabilities at March 31, 2004, related to the 2003 restructuring initiatives are as follows:

Description	Accrued at 12/31/2003	Cash Payments	Change in Estimate	Accrued at 3/31/2004
	(in millions)
Consolidate Berea operations
Termination benefits	$1.5	$(1.5)	$—	$—
Consolidate German retail fueling operations
Termination benefits	3.2	(2.3)	—	0.9
Outsource the manufacturing of certain blowers
Termination benefits	1.7	—	—	1.7
Other exit activities	0.1	—	—	0.1
Consolidate Burlington operations
Termination benefits	0.8	(0.8)	—	—
Consolidate Houston operations
Termination benefits	1.3	(1.0)	—	0.3
Company wide reduction in force
Termination benefits	0.2	—	—	0.2

Total	$8.8	$(5.6)	$—	$3.2

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4.	Business Segment Information

We aggregate our business units reported to our chief operating decision makers under three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. The business units aggregated share like businesses, operational and economic features.

Flow Control.    Operations of the flow control segment include the design, manufacture and marketing of valves and actuators. These products are used to start, stop and control the flow of liquids and gases and to protect process equipment from excessive pressure. In addition, this segment also includes the design, manufacture and marketing of natural gas meters, regulators, digital and analog pressure and temperature gauges, transducers, and piping specialties such as couplings and conductors.

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

We evaluate performance based on the operating income or loss from each business segment that excludes interest, other income (expense) and income taxes.

The table below presents revenues and operating income by segment.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Revenues:
Flow Control	$255.8	$227.5
Measurement Systems	97.6	75.0
Compression and Power Systems	84.4	70.2
Reconciling Items, Including Corporate	(1.5)	(1.3)

Total	$436.3	$371.4

Operating income:
Flow Control	10.4	$11.0
Measurement Systems	12.1	(0.7)
Compression and Power Systems	9.2	7.6
Reconciling Items, Including Corporate	(12.0)	(6.6)

Total	$19.7	$11.3

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5.	Receivables

Accounts receivable are stated at their estimated net realizable value. Included in receivables are notes receivable of $4.6 million and $4.4 million as of March 31, 2004 and December 31, 2003, respectively. Allowances for doubtful accounts of $14.7 million and $15.1 million as of March 31, 2004 and December 31, 2003, respectively, are netted in the receivable balance.

Note 6.	Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (“LIFO”) method. All other inventories are valued on a first-in, first-out (“FIFO”) or weighted average cost basis.

Inventories on the LIFO method represented $63.9 million and $59.8 million of our inventories as of March 31, 2004 and December 31, 2003, respectively. The excess of FIFO over LIFO costs as of March 31, 2004 and December 31, 2003, was $69.9 million and $69.9 million, respectively. Inventories are summarized as follows:

	March 31, 2004	December 31, 2003
	(in millions)
Finished products and parts	$160.9	$167.7
In-process products and parts	125.5	111.2
Raw materials and supplies	79.6	81.3

Total inventories	366.0	360.2

Less:
LIFO reserve	(69.9)	(69.9)

Inventories	$296.1	$290.3

Note 7.	Pension and Other Postretirement Obligations

We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans that cover a significant number of our employees. The following tables provide information related to our net periodic benefit cost for the three months ended March 31, 2004 and 2003:

	Domestic Pension Benefits		Foreign Pension Benefits
	2004	2003	2004	2003
	(in millions)		(in millions)
Service cost	$0.6	$0.6	$1.1	$1.1
Interest cost	3.2	2.7	1.3	1.3
Amortization of unrecognized prior service cost	0.5	0.5	—	—
Amortization of net loss	1.2	0.4	0.1	0.1
Transition obligation	—	—	0.4	0.4
Expected return on assets	(3.5)	(3.4)	(0.7)	(0.7)

Net periodic pension cost	$2.0	$0.8	$2.2	$2.2

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Other Postretirement Plans
	2004	2003
	(in millions)
Service cost	$0.5	$0.5
Interest cost	2.7	3.1
Amortization of prior service cost	(1.8)	(1.4)
Amortization of net loss	0.7	0.4

Net periodic benefit cost	$2.1	$2.6

We contributed approximately $2.0 million to our domestic pension benefit plans for the three months ended March 31, 2004, and we expect to contribute an additional $7.1 million throughout the remainder of 2004.

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

Note 8.	Debt

In March 2004, we completed a refinancing of approximately $382 million of our Tranche B term loan under our existing senior secured credit facility with the issuance of a new six-year $125 million senior unsecured term loan, a new $235 million Tranche C term loan under our existing senior secured credit facility, and an optional prepayment of $25 million in cash. The Tranche B term loan was paid in full with the completion of the refinancing. The $125 million senior unsecured term loan bears an interest rate of LIBOR (1.12% at March 31, 2004) plus 3.5% and the Tranche C term loan bears an interest rate of LIBOR plus 2.5%. The covenants contained in the agreement governing our new senior unsecured term loan are similar to the indenture governing our senior subordinated notes.

In connection with the refinancing, we expensed approximately $16.9 million in deferred financing costs associated with the Tranche B term loan, which is reflected in interest expense on our condensed consolidated statement of operations.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9.	Comprehensive Loss

The following table sets forth the components of comprehensive loss, net of income tax effects:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net loss	$(18.4)	$(6.1)
Other comprehensive (loss) income
Foreign currency translation adjustment	(2.0)	3.9
Unrealized gain (loss) on derivative instruments	(2.4)	0.5

Comprehensive loss	$(22.8)	$(1.7)

Note 10.	Commitments and Contingencies

Halliburton Indemnifications

In accordance with the agreement relating to our recapitalization transaction, Halliburton agreed to indemnify the Company for certain items. Those indemnified items include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of the Company. In addition, Halliburton has agreed to indemnify the Company for certain other claims and liabilities, including any other product liability claim made on or prior to closing of the Recapitalization, any other loss, liability, damage or expense resulting from any action, suit or proceeding initiated prior to the closing, any asbestos claims (present or future) based on, or arising out of, events or occurrences with respect to the Company’s businesses prior to the closing, certain environmental liability claims against the Company, to the extent that notice is given to Halliburton prior to the fifth anniversary of the closing, and Halliburton had also agreed to indemnify the Company against any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing as to which the Company notified Halliburton prior to the third anniversary of the closing date; however this indemnification obligation expired on April 10, 2004. The maximum aggregate amount of all losses identifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. In the case of certain general indemnities in the Agreement, other than those described above, there is an aggregate $15.0 million deductible that is applicable prior to the indemnification obligations. In addition, any single claim for such indemnities is subject to a threshold of $0.5 million in the case where there was no knowledge of such claim by Halliburton and a $0.1 million threshold if there was knowledge. For purposes of determining the threshold or maximum amount of indemnity and other overall indemnity obligations, such amounts shall be offset by insurance proceeds received by the Company or the amount of tax benefit received by the Company. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. In December 2003, certain affiliates of Halliburton filed a petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Pennsylvania. In connection with the petition, the bankruptcy judge issued an order enjoining asbestos claims against the debtors and Halliburton, as well as asbestos claims against us, pending confirmation and effectiveness of a definitive plan of reorganization for the Halliburton affiliates subject to the bankruptcy petition.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization has also been enjoined pending confirmation and effectiveness of the definitive plan of reorganization referred to above. However, this indemnification right is unnecessary as long as we are also protected by the injunction, as we are. We expect that our indemnity rights against Halliburton relating to asbestos claims based on events occurring prior to the closing of the recapitalization would terminate if the proposed plan of reorganization were confirmed and became effective; however, such rights would no longer be necessary because the proposed plan would require asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust to be established in the bankruptcy. If the proposed plan of reorganization described above is not confirmed or does not become effective, or if the injunction of asbestos claims against us is otherwise terminated and asbestos claimants are again permitted to proceed against us, we would immediately seek to terminate the injunction of our exercise of indemnification rights against Halliburton. Although we believe that in such a circumstance we would be able to terminate the injunction of our exercise of indemnification rights against Halliburton, we cannot be assured that we would succeed in doing so. See—“Environmental.”

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

Company Indemnifications

Under the agreement relating to our recapitalization transaction, the Company agreed to indemnify Halliburton for all assumed obligations of the businesses as set forth in the agreement. This includes certain environmental matters including those arising out of acts by the Company that take place after the closing. The Company has the same aggregate indemnity deductible and maximum indemnity obligation as set forth above in the Halliburton indemnity, but does not have the single claim thresholds described above. In addition, the indemnifiable amounts have the same offsets as set forth above with regard to insurance proceeds and tax benefits received by Halliburton.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. Pursuant to the recapitalization agreement with Halliburton, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be “excluded liabilities,” whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of the Company’s businesses. The recapitalization agreement provides for certain indemnification obligations of Halliburton for losses and liabilities that the Company incurs arising out of, among others, such “excluded liabilities.” Pursuant to a proposed bankruptcy plan of reorganization related to certain affiliates of Halliburton, our indemnification rights with respect to asbestos claims arising out of events occurring prior to the recapitalization may be replaced with permanent injunction that would prevent asbestos claimants from proceeding against Company. See “Halliburton Indemnifications,” and “Note 1. Organization and Basis of Presentation.”

The Company has not, and does not believe that it will, incur any material liability as a result of the past use of asbestos in products manufactured by the units of Dresser Industries retained by Halliburton or as a result of the past use of asbestos in products manufactured by the businesses currently owned by the Company or any predecessor entities of those businesses.

The Company is responsible for evaluating and addressing the environmental impact of sites where the Company is operating or has maintained operations. As a result, the Company spends money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements, or to respond to claims by third parties.

Other Contingencies

The Company is involved in various litigation, claims and administrative proceedings and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, the Company believes that the liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

Note 11.	Accrued Warranties

We offer warranties on the sale of certain of our products and we record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following shows the activity of our warranty accrual:

	Three Months Ended March 31, 2004
	2004	2003
	(in millions)
Balance at the beginning of the period	$26.9	$18.9
Accruals for warranties issued during the period	5.1	3.5
Accruals related to pre-existing warranties	(1.4)	2.0
Settlements made (in cash or in kind) during the period	(4.3)	(4.0)

Balance at the end of the period	$26.3	$20.4

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 12.	Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For Dresser, which is considered a nonpublic entity as defined by this statement, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, which deferred indefinitely the effective date of certain provisions of SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“Fin 46-R”) to address certain FIN No. 46 implementation issues. Fin 46-R is effective for Dresser, a nonpublic entity as defined, immediately for any variable interest entity created after December 31, 2003, and by the beginning of the first annual period beginning after December 15, 2004, for all variable interest entities subject to FIN 46-R. The Company has not assessed the effect Fin 46-R may have on its reported assets, liabilities or operations, however we believe Fin 46-R will not have a material effect on our results of operations or net assets. The most likely effect would be a gross up of assets and liabilities arising from consolidation of certain previously unconsolidated subsidiaries, if any.

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

Note 13.	Related Party Transactions

For the three months ended March 31, 2004 and 2003, we sold approximately $1.7 million and $10.8 million, respectively, of products and services to affiliates of Halliburton. Accounts receivable related to these affiliates of Halliburton totaled approximately $1.1 million at March 31, 2004. Approximately $0.6 million of accounts receivable due from Halliburton affiliates comprise trade and other receivables due from Halliburton operating units that entered into plans of bankruptcy during 2003. We have evaluated the likelihood of collectibility of the amounts due and have concluded that our exposure to nonpayment is not significant.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In connection with the Entech acquisition in 2001, certain former Entech employees were issued 27,908 shares of the Company’s Class A common stock, including a put right to have the Company repurchase these shares, under certain circumstances, at 107.49 British Pounds per share on or after February 1, 2004. Since this put right stemmed from an existing Entech liability, certain Entech sellers, including First Reserve, were required to set up a specific escrow account with cash and Dresser shares for this known potential liability. The putting shareholders exercised their put right in April 2004, after which their put shares were purchased by Dresser Ltd. for approximately $5.4 million and cancelled. The Company is entitled, and expects to receive, all the assets in the specific escrow account in the second quarter of 2004. The specific escrow account currently has a cash balance of approximately $0.3 million and also contains 72,496 shares of Class A common shares of Dresser, Ltd. The holders of the escrowed shares have the right to exchange $40 cash per share in the specific escrow account, or approximately $2.9 million. The Company expects the holders of the escrowed shares to exercise that right and exchange their escrowed shares for approximately $2.9 million in cash during the second quarter of 2004. At that time, the Company expects to receive approximately $3.2 million in cash from the specific escrow account.

Note 14.	Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, certain of our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheets as of March 31, 2004 and December 31, 2003, and the statements of operations and cash flows for the three months ended March 31, 2004 and 2003, respectively. In the condensed consolidating financial statements, investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$63.1	$—	$43.2	$—	$106.3
Restricted cash	—	—	0.5	—	0.5
Receivables	98.5	2.2	185.4	—	286.1
Inventories	110.2	16.8	169.1	—	296.1
Other current assets	7.3	—	8.9	—	16.2

Total current assets	279.1	19.0	407.1	—	705.2
Property, plant and equipment	139.0	—	74.0	—	213.0
Investments in consolidated subsidiaries	432.0	390.8	—	(822.8)	—
Investment in unconsolidated subsidiaries	—	—	7.9	—	7.9
Deferred financing fees and other assets	29.8	—	12.5	—	42.3
Prepaid and intangible pension assets	49.3	—	15.7	—	65.0
Deferred income taxes	—	—	10.4	—	10.4
Goodwill	113.9	23.8	177.1	—	314.8
Other intangible assets	4.1	—	1.6	—	5.7

Total assets	$1,047.2	$433.6	$706.3	$(822.8)	$1,364.3

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$66.1	$1.1	$112.9	$—	$180.1
Short-term debt, including current maturities	2.5	—	5.4	—	7.9
Deferred revenue	12.5	—	21.7	—	34.2
Payroll and other compensation	23.0	0.2	22.4	—	45.6
Accrued expenses	42.7	0.3	80.4	—	123.4

Total current liabilities	146.8	1.6	242.8	—	391.2
Pension and other retiree benefit obligations	291.4	—	59.5	—	350.9
Long-term debt, net of current maturities	916.0	—	2.9	—	918.9
Deferred income taxes	—	—	3.2	—	3.2
Other liabilities	20.2	—	1.8	—	22.0

Total liabilities	1,374.4	1.6	310.2	—	1,686.2
Commitments and contingencies minority interest					—
Minority interest	—	—	0.3	—	0.3
Mandatorily redeemable common stock	7.9	—	5.0	—	12.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(332.4)	435.5	435.3	(822.5)	(284.1)
Accumulated other comprehensive loss	(2.7)	(3.5)	(44.5)	(0.3)	(51.0)

Total shareholders’ (deficit) equity	(335.1)	432.0	390.8	(822.8)	(335.1)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,047.2	$433.6	$706.3	$(822.8)	$1,364.3

DRESSER, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$80.0	$—	$68.9	$—	$148.9
Restricted cash	—	—	0.7	—	0.7
Receivables	93.0	2.3	185.3	—	280.6
Inventories	106.8	18.5	165.0	—	290.3
Other current assets	11.8	—	8.7	—	20.5

Total current assets	291.6	20.8	428.6	—	741.0
Property, plant and equipment	134.6	0.1	73.4	—	208.1
Investments in consolidated subsidiaries	466.2	422.8	—	(889.0)	—
Investment in unconsolidated subsidiaries	0.2	—	7.1	—	7.3
Deferred financing fees and other assets	44.2	—	12.8	—	57.0
Prepaid and intangible pension assets	49.3	—	10.5	—	59.8
Deferred income taxes	—	—	8.8	—	8.8
Goodwill	113.9	23.8	177.5	—	315.2
Other intangible assets	4.4	—	2.6	—	7.0

Total assets	$1,104.4	$467.5	$721.3	$(889.0)	$1,404.2

LIABILITIES, MINORITY INTEREST, MANDATORILY REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$75.8	$1.1	$121.5	$—	$198.4
Short-term debt, including current maturities	2.4	—	3.2	—	5.6
Deferred revenue	12.9	—	14.1	—	27.0
Payroll and other compensation	20.8	—	26.8	—	47.6
Accrued expenses	46.4	0.2	71.6	—	118.2

Total current liabilities	158.3	1.3	237.2	—	396.8
Pension and other retiree benefit obligations	290.8	—	49.3	—	340.1
Long-term debt	938.9	—	2.5	—	941.4
Other liabilities	21.1	—	1.0	—	22.1
Deferred income taxes	—	—	3.1	—	3.1

Total liabilities	1,409.1	1.3	293.1	—	1,703.5
Commitments and contingencies
Minority interest	—	—	0.4	—	0.4
Mandatorily redeemable common stock	7.9	—	5.0	—	12.9
Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(292.8)	471.3	444.5	(889.0)	(266.0)
Accumulated other comprehensive loss	(19.8)	(5.1)	(21.7)	—	(46.6)

Total shareholders’ (deficit) equity	(312.6)	466.2	422.8	(889.0)	(312.6)

Total liabilities, mandatorily redeemable common stock and shareholders’ (deficit) equity	$1,104.4	$467.5	$721.3	$(889.0)	$1,404.2

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$255.9	$5.4	$201.4	$(26.4)	$436.3
Cost of revenues	186.2	4.6	147.7	(26.6)	311.9

Gross profit	69.7	0.8	53.7	0.2	124.4
Selling, engineering, administrative and general expenses	61.5	0.6	42.6	—	104.7

Operating (loss) income	8.2	0.2	11.1	0.2	19.7
Equity earnings of unconsolidated and consolidated subsidiaries	9.3	9.1	0.9	(18.4)	0.9
Interest expense	(35.5)		(0.5)	—	(36.0)
Interest income	—	—	0.4	(0.1)	0.3
Other income, (expense) net	(0.3)	—	0.2	(0.1)	(0.2)

(Loss) income before taxes	(18.3)	9.3	12.1	(18.4)	(15.3)
Provision for income taxes	(0.1)	—	(3.1)	—	(3.2)

(Loss) income before minority owner’s share of consolidated subsidiaries	(18.4)	9.3	9.0	(18.4)	(18.5)
Minority interest in income of consolidated subsidiaries	—	—	0.1	—	0.1

Net (loss) income	$(18.4)	$9.3	$9.1	$(18.4)	$(18.4)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$229.4	$8.0	$157.3	$(23.3)	$371.4
Cost of revenues	173.2	6.6	114.9	(23.2)	271.5

Gross profit	56.2	1.4	42.4	(0.1)	99.9
Selling, engineering, administrative and general expenses	61.0	0.5	27.2	(0.1)	88.6

Operating (loss) income	(4.8)	0.9	15.2	—	11.3
Equity earnings of unconsolidated and consolidated subsidiaries	18.7	17.8	0.8	(36.5)	0.8
Interest expense	(20.3)	—	(0.1)	—	(20.4)
Interest income	—	—	1.3	—	1.3
Other income, net	0.4	—	2.7	—	3.1

(Loss) income before taxes	(6.0)	18.7	19.9	(36.5)	(3.9)
Provision for income taxes	(0.1)	—	(2.1)	—	(2.2)

Net (loss) income	$(6.1)	$18.7	$17.8	$(36.5)	$(6.1)

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(18.4)	$9.3	$9.1	$(18.4)	$(18.4)
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Depreciation and amortization	7.6	—	3.6	—	11.2
Equity in earnings of unconsolidated and consolidated affiliates	(9.3)	(9.1)	(0.9)	18.4	(0.9)
Loss on repayment of debt	16.9	—	—	—	16.9
Loss on foreign currency exchange	0.3	—		—	0.3
Amortization of deferred financing fees, net of amortization of bond premium	1.0	—	—	—	1.0
Deferred income taxes	—		(1.5)	—	(1.5)
Other changes, net	26.3	(0.2)	(41.4)	—	(15.3)

Net cash provided by (used in) operating activities	24.4	—	(31.1)	—	(6.7)

Cash flows from investing activities:
Capital expenditures	(10.3)	—	(2.6)	—	(12.9)

Net cash used in investing activities	(10.3)	—	(2.6)	—	(12.9)

Cash flow from financing activities:
Changes in intercompany activity	(6.5)	—	6.5	—	—
Proceeds from the issuance of long-term debt	360.0	—	—	—	360.0
Repayment of long-term debt (including current portion)	(381.5)	—	—	—	(381.5)
Increase in short-term notes payable	0.1	—	1.5	—	1.6
Payment of deferred financing fees	(3.3)	—	—	—	(3.3)
Changes in restricted cash	0.2	—	—	—	0.2

Net cash (used in) provided by financing activities	(31.0)	—	8.0	—	(23.0)

Effect of translation adjustments on cash	—	—	—	—	—

Net decrease in cash and cash equivalents	(16.9)	—	(25.7)	—	(42.6)
Cash and cash equivalents, beginning of period	80.0	—	68.9	—	148.9

Cash and cash equivalents, end of period	$63.1	$—	$43.2	$—	$106.3

DRESSER, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(6.1)	$18.7	$17.8	$(36.5)	$(6.1)
Adjustments to reconcile net (loss) income to cash flows provided by (used in) operating activities:
Depreciation and amortization	6.8	—	3.7	—	10.5
Equity earnings of unconsolidated and consolidated affiliates	(18.7)	(17.8)	(0.8)	36.5	(0.8)
Loss on repayment of debt	0.1	—	—	—	0.1
Impairment of assets	1.5	—	2.9	—	4.4
Other changes, net	24.4	(1.5)	(6.7)	—	16.2

Net cash provided by (used in) operating activities	8.0	(0.6)	16.9	—	24.3

Cash flows from investing activities:
Asset acquisitions	(15.4)	—	—	—	(15.4)
Capital expenditures	(0.8)	—	(1.1)	—	(1.9)

Net cash used in investing activities	(16.2)	—	(1.1)	—	(17.3)

Cash flows from financing activities:
Changes in intercompany activity	17.9	—	(17.9)	—	—
Repayment of debt (including current portion)	(7.5)	—	—	—	(7.5)
Decrease in short-term notes payable	—	—	(2.5)	—	(2.5)
Decrease in restricted cash	7.5	—	—	—	7.5

Net cash provided by (used in) financing activities:	17.9	—	(20.4)	—	(2.5)

Effect of translation adjustments on cash	—	—	0.6	—	0.6

Net increase (decrease) in cash and cash equivalents	9.7	(0.6)	(4.0)	—	5.1
Cash and cash equivalents, beginning of period	62.7	0.5	55.6	—	118.8

Cash and cash equivalents, end of period	$72.4	$(0.1)	$51.6	$—	$123.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report constitute “forward-looking statements” as that term is defined under Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “believe,” “expect,” “anticipate,” “intend,” “estimate”, “plan” and other expressions, that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, you should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the impact of general economic conditions in the regions in which we do business; the purchasing plans or decisions of our customers; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described below under “—Certain Risk Factors.”

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for uncollectible accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, reserve for warranty obligations, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our annual report on Form 10-K for the year ended December 31, 2003, we identified and disclosed critical accounting policies, which included reserves of uncollectible accounts receivable, inventory reserves, impairment of long-lived assets and goodwill, product warranties, income taxes, other contingencies and pension and other post retirement benefit obligations. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since December 31, 2003.

Overview

We design, manufacture and market highly engineered equipment and services sold primarily to customers in the energy industry. Our primary business segments are flow control, measurement systems and compression and power systems. Our Flow Control segment represented almost 60% of our total revenues for the three months ended March 31, 2004. We sell our products and services to customers including major and national oil companies, multinational engineering and construction companies and other industrial firms. Our total revenues by geographic region for the three months ended March 31, 2004, consisted of 53.0% in North America, 28.0% in Europe/Africa, 3.7% in Latin America, 9.6% in Asia and 5.7% in the Middle East. We have pursued a strategy of customer, geographic and product diversity to mitigate the impact of an economic downturn on our business in any one part of the world or in any single business segment.

For the three months ended March 31, 2004, we generated revenues of $436.3 million and operating income of $19.7 million, and incurred a net loss of $18.4 million.

Market Forces; Outlook

Our product offerings include valves, instruments, meters, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

There are several key indicators that drive our business. Long-term demand for energy infrastructure equipment and services is driven by increases in worldwide energy consumption, which is a function of worldwide population growth, the levels of energy consumption per capita and changes in energy usage patterns. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants and customers’ access to capital. Activity levels can vary substantially in different geographic regions throughout the world. For example, in recent years U.S. markets have been relatively weak while international markets have been relatively strong. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Our business is subject to cyclicality and periodic downturns, which have caused revenue and earnings to decline in the past.

We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow. The continuation of re-engineering, plant consolidations and the implementation of a new enterprise resource planning, or ERP, system are important factors in achieving these improvements. We have incurred significant costs to implement these initiatives and anticipate doing so in the future, but there can be no assurances that our goals will ultimately be met. See—“Restructuring and Other Exit Activities”.

Flow Control.    Demand for our on/off valves is generally driven by development of oil and natural gas reserves as well as pipeline construction. In recent years, the U.S. experienced a slowdown in both of these areas which has affected our on/off valves business. Conversely, there has been strong development activity in international areas such as offshore Brazil, onshore and offshore West Africa, the Middle East, Asia, and Russia. We have been successful in winning many international tenders and have seen a corresponding shift in our on/off valves business. We have seen, and continue to believe, that the market environment in 2004 is relatively weak in the U.S., but relatively strong internationally.

There is a significant component of aftermarket sales associated with the control valve product line. For the past several years, there has been a slowdown in aftermarket sales in the U.S. and, to a lesser extent, in Europe. In 2003, these aftermarket sales stabilized, but did not show much, if any, rebound as industry activity began to pick up. In the first quarter of 2004, we have seen indications of improving demand for aftermarket parts. International activity for new construction remains strong, and we have been successful in expanding our control valve business in certain new markets such as power generation and floating production systems.

In the pressure relief product line in 2003, aftermarket sales were weak in the U.S. and Europe, partially offset by growth in international sales. In the metering and piping specialties product line in 2003, relatively weak demand in the U.S. business was offset by growing international sales in Asia, Europe, and South America. The instrument product line has significant exposure to industries outside of energy. In 2003, a weak manufacturing economy in the U.S. negatively affected product sales, partially offset by the introduction of new products. In the first quarter of 2004, we have seen indications of improving market conditions in each of these three product lines.

Measurement Systems.    In the first quarter of 2004, we continued to experience relatively low spending levels by major oil companies, although high volume retailers in the U.S. and the United Kingdom remained relatively strong. Internationally, we continue to see some increased market activity in Eastern Europe and Asia and have been successful in recent tenders for dispensers. In North America we are benefiting from increased sales volumes and incremental margins from the acquisition of certain assets of Tokheim North America and its MSI business unit, which we purchased in a bankruptcy court auction in 2003. We have substantially integrated these assets into our Wayne business unit. We continue the rollout of several point-of-sale systems contracts to major oil company customers, such as ExxonMobil and ChevronTexaco. There was also a modest uplift in dispenser sales in the U.S. to the independent (“jobbers”) segment of the market.

Compression and Power Systems.    In 2003, gas compression-related engine sales were depressed, although parts sales benefited from the resumption of maintenance on equipment our customers deferred in 2002. Demand for gas compression related engine sales were also impacted by relatively high inventory levels related to our gas compression customers. This factor continued to impact our business in the first quarter of 2004. Engine sales into power generation applications remains relatively strong, and competition based upon price and engine efficiency remains intense. Reducing costs at our manufacturing facilities remains a major focus.

Restructuring and Other Exit Activities

Beginning in 2002, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. We expect expenses related to these restructuring programs to decline in 2004. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” we recognize costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

We incurred $3.5 million of restructuring charges for the three months ended March 31, 2004. Restructuring charges of $0.1 million and $3.4 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, in our condensed consolidated statement of operations. In the first quarter of 2004, we incurred costs in connection with to the continuation of a (1) consolidation of an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (2) consolidation of a control valve operation in Burlington, Canada into existing facilities, and (3) consolidation of certain flow control operations in Houston, Texas into a single new facility. The costs associated with these actions were incurred by our Flow Control segment and are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 3/31/2004
	(in millions)
Consolidate Berea operations
Other exit activities	$0.3	$(0.2)	$(0.1)	$—
Consolidate Burlington operations
Termination benefits	2.0	—	—	2.0
Consolidate Houston operations
Termination benefits	0.1	(0.1)	—	—
Other exit activities	1.1	(1.1)	—	—

Total	$3.5	$(1.4)	$(0.1)	$2.0

In 2003, we incurred costs as a result of a decision to (1) consolidate a valve operation in Germany (EDG) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, (7) outsource the manufacturing of certain blowers, (8) consolidate a control valve operation in Burlington, Canada into existing facilities and (9) continue a reduction in our workforce. Accrued liabilities at March 31, 2004 related to the 2003 restructuring initiatives are as follows:

Description	Accrued at 12/31/2003	Cash Payments	Change in Estimate	Accrued at 3/31/2004
	(in millions)
Consolidate Berea operations
Termination benefits	$1.5	$(1.5)	$—	$—
Consolidate German retail fueling operations
Termination benefits	3.2	(2.3)	—	0.9
Outsource the manufacturing of certain blowers
Termination benefits	1.7	—	—	1.7
Other exit activities	0.1	—	—	0.1
Consolidate Burlington operations
Termination benefits	0.8	(0.8)	—	—
Consolidate Houston operations
Termination benefits	1.3	(1.0)	—	0.3
Company wide reduction in force
Termination benefits	0.2	—	—	0.2

Total	$8.8	$(5.6)	$—	$3.2

Results of Operations

The following table presents selected financial information regarding consolidated results and for each of our segments for the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	Change	% Change
	(in millions)
Revenues:
Flow Control	$255.8	$227.5	$28.3	12.4%
Measurement Systems	97.6	75.0	22.6	30.1%
Compression and Power Systems	84.4	70.2	14.2	20.2%
Reconciling Items, Including Corporate	(1.5)	(1.3)	(0.2)	15.4%

Total	$436.3	$371.4	$64.9	17.5%

Gross profit:
Flow Control	$73.3	$65.0	$8.3	12.8%
Measurement Systems	27.9	16.3	11.6	71.2%
Compression and Power Systems	23.3	18.6	4.7	25.3%
Reconciling Items, Including Corporate	(0.1)	—	(0.1)	—

Total	$124.4	$99.9	$24.5	24.5%

Selling, engineering, administrative and general expenses:
Flow Control	$63.0	$54.0	$9.0	16.7%
Measurement Systems	15.8	17.0	(1.2)	(7.1)%
Compression and Power Systems	14.1	11.0	3.1	28.2%
Reconciling Items, Including Corporate	11.8	6.6	5.2	78.8%

Total	$104.7	$88.6	$16.1	18.2%

Operating income:
Flow Control	$10.4	$11.0	$(0.6)	(5.5)%
Measurement Systems	12.1	(0.7)	12.8	N.M.
Compression and Power Systems	9.2	7.6	1.6	21.1%
Reconciling Items, Including corporate	(12.0)	(6.6)	(5.4)	81.8%

Total	$19.7	$11.3	$8.4	74.3%

Depreciation and amortization:
Flow Control	$5.6	$5.9	$(0.3)	(5.1)%
Measurement Systems	1.2	1.5	(0.3)	(20.0)%
Compression and Power Systems	3.5	2.8	0.7	25.0%
Reconciling Items, Including Corporate	0.9	0.3	0.6	200.0%

Total	$11.2	$10.5	$0.7	6.7%

Bookings:
Flow Control	$275.9	$276.5	$(0.6)	(0.2)%
Measurement Systems	97.4	67.3	30.1	44.7%
Compression and Power Systems	73.1	71.4	1.7	2.4%

Total	$446.4	$415.2	$31.2	7.5%

Backlog:
Flow Control	$371.4	$309.8	$61.6	19.9%
Measurement Systems	58.3	40.3	18.0	44.7%
Compression and Power Systems	56.6	41.4	15.2	36.7%

Total	$486.3	$391.5	$94.8	24.2%

Three months ended March 31, 2004 as compared to the three months ended March 31, 2003

Consolidated

Revenues.    Revenues increased $64.9 million, or 17.5%, to $436.3 million for the three months ended March 31, 2004, compared to $371.4 million for the three months ended March 31, 2003. Each of our three segments contributed to the increase in revenues. The increase in our Flow Control segment was driven by higher sales in our on/off product line and strengthening international demand in our control valves product line. The increase in our Measurement Systems segment was due to our acquisition of certain assets of Tokheim North America in March 2003. Our Compression and Power Systems segment benefited from higher original equipment sales of natural gas engines. Depreciation of the U.S. dollar against foreign currencies resulted in favorable changes in revenue and unfavorable changes in cost of revenues and expenses. Revenue increases in all of our segments were partially attributable to changes in foreign exchange rates.

Cost of Revenues.    Cost of revenues as a percentage of revenues were 71.5%, and 73.1% for the three months ended March 31, 2004 and 2003, respectively. The decrease in cost as a percentage of revenue was primarily due to the effects of cost reduction efforts realized in 2004 and the termination of the transition services costs associated with the Tokheim transaction in 2003.

Gross Profit.    Gross profit increased $24.5 million, or 24.5%, to $124.4 million for the three months ended March 31, 2004, compared to $99.9 million for the three months ended March 31, 2003. As a percentage of revenues, gross profit increased to 28.5% in 2004 from 26.9% in 2003 as a result of the factors discussed above.

Selling, Engineering, Administrative, and General Expenses.    Selling, engineering, administrative, and general expenses increased $16.1 million, or 18.2% to $104.7 million for the three months ended March 31, 2004, compared to $88.6 million for the three months ended March 31, 2003. This increase was primarily due to higher selling expenses resulting from sales volume increases in our Flow Control segment and higher costs due to the Tokheim transaction in our Measurement Systems segment. We also experienced unfavorable changes in foreign currency exchange rates, higher expenses and fees incurred in connection with the audit of our financial statements and costs associated with the retirement of senior management in our Compression and Power Systems segment and the planned retirement of our CEO. Partially offsetting these increases were overall lower restructuring charges during 2004.

Operating Income.    Operating income was $19.7 million for the three months ended March 31, 2004, compared to $11.3 million for the three months ended March 31, 2003. This was an increase of $8.4 million, or 74.3%. As discussed above, operating income was favorably impacted by increased demand, changes in foreign currency exchange rates, cost reduction efforts and reduced restructuring charges.

Interest Expense.    Interest expense was $36.0 million and $20.4 million for the three months ended March 31, 2004 and 2003, respectively. This was an increase of $15.6 million, or 76.5%. This increase was due to the write-off of $16.9 million of unamortized deferred financing fees related to the early extinguishment of our Tranche B term loan in March 2004, partially offset by decreases due to lower average debt levels and a reduction in interest rates.

Provision for income taxes.    Provision for income taxes was $3.2 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively. This was an increase of $1.0 million, or 45.5%. The provision for income taxes was impacted by changes in the geographical distribution of taxable income in various foreign jurisdictions. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the periods indicated above for our U.S. operations.

Bookings and Backlog.    Bookings were $446.4 million and $415.2 million for the three months ended March 31, 2004 and 2003, respectively. This was an increase of $31.2 million, or 7.5%. The majority of the increase was in our Measurement Systems segment, which experienced strong demand both in the U.S. and internationally. Backlog was $486.3 million and $391.5 million at March 31, 2004 and 2003, respectively. This was an increase of $94.8 million or 24.2%. Both bookings and backlog benefited from the favorable effect of changes in foreign currency exchange rates.

Segment Analysis

Flow Control.    Revenues increased $28.3 million, or 12.4%, to $255.8 million for the three months ended March 31, 2004, compared to $227.5 million for the three months ended March 31, 2003. All of our product lines benefited from the favorable impact of changes in foreign currency exchange rates. Higher sales volume in our on/off product line was partially offset by the sale of our LVF unit in late 2003, which contributed approximately $6.0 million of revenue in the first quarter of 2003. Our metering and piping specialties product line experienced an increase due to higher demand in the U.S. Our control valves product line experienced an increase driven by strengthening international demand. Our pressure relief product line experienced an increase due to stronger sales in Asia Pacific and the Middle East. The increase in our instrument product line was a result of higher demand in both the U.S. and international markets coupled with the contribution from several recently released new products. Overall, our Flow Control segment has benefited from increased international demand and is beginning to see indications of strengthening U.S. market demand.

Gross profit increased $8.3 million, or 12.8%, to $73.3 million for the three months ended March 31, 2004, compared to $65.0 million for the three months ended March 31, 2003. Gross profit was positively impacted by volume increases across our product lines. As a percentage of revenues, gross profit increased slightly to 28.7% in 2004 compared to 28.6 % in 2003.

Selling, engineering, administrative, and general expenses increased $9.0 million, or 16.7%, to $63.0 million for the three months ended March 31, 2004, compared to $54.0 million for the three months ended March 31, 2003. The increase was due to higher selling and engineering expenses, the unfavorable impact of changes in foreign currency exchange rates and restructuring charges of $3.5 million incurred primarily by our control valves product line.

Operating income was $10.4 million for the three months ended March 31, 2004, compared to $11.0 million for the three months ended March 31, 2003.

Bookings were $275.9 million for the three months ended March 31, 2004, compared to $276.5 million for the three months ended March 31, 2003. Bookings benefited from the favorable effect of changes in foreign currency exchange rates. Backlog increased $61.6 million, or 19.9%, to $371.4 million at March 31, 2004, compared to $309.8 million at March 31, 2003. The increase was primarily due to the favorable impact of changes in foreign currency exchange rates and extended product lead times resulting from both manufacturing and supply chain inefficiencies.

Measurement Systems.    Revenues increased $22.6 million, or 30.1%, to $97.6 million for the three months ended March 31, 2004, compared to $75.0 million for the three months ended March 31, 2003. The increase was due to higher sales volume in the United States primarily attributed to the acquisition of certain Tokheim North America assets, as well as higher sales to our major oil company customers. Internationally, revenues increased due to the favorable impact of changes in foreign currency exchange rates and higher customer shipments in Europe.

Gross profit increased $11.6 million, or 71.2%, to $27.9 million for the three months ended March 31, 2004, compared to $16.3 million for the three months ended March 31, 2003. Gross profit in 2004 was positively impacted by cost reduction efforts in North America and Europe. In addition, gross profit in 2003 was negatively impacted by transition services costs associated with the Tokheim transaction. As a percentage of revenues, gross margins increased to 28.6% in 2004 from 21.7% in 2003.

Selling, engineering, administrative, and general expenses decreased $1.2 million, or 7.1%, to $15.8 million for the three months ended March 31, 2004, compared to $17.0 million for the three months ended March 31, 2003. The decrease was primarily attributed to $4.9 million of restructuring charges incurred during 2003. Partially offsetting this benefit were the unfavorable impact of changes in foreign currency exchange rates and higher costs attributed to the Tokheim transaction that occurred in March 2003.

Operating income was $12.1 million for the three months ended March 31, 2004, compared to an operating loss of $0.7 million for the three months ended March 31, 2003. The increase in operating income of $12.8 million was a result of the factors discussed above.

Bookings increased $30.1 million, or 44.7%, to $97.4 million for the three months ended March 31, 2004, compared to $67.3 million for the three months ended March 31, 2003. This increase was due to strong demand in both the U.S. and international markets and the Tokheim acquisition. Backlog increased $18.0 million, or 44.7%, to $58.3 million at March 31, 2004, compared to $40.3 million at March 31, 2003. The increase was due primarily to the increase in bookings.

Compression and Power Systems.    Revenues increased $14.2 million, or 20.2%, to $84.4 million for the three months ended March 31, 2004, compared to $70.2 million for the three months ended March 31, 2003. This increase was primarily due to higher sales of natural gas engines driven by a large beginning of the year backlog. This unusually large backlog was primarily due to strike related production delays in 2003. We expect that revenues in the second quarter of 2004 will likely decline as we produced and shipped most of this backlog in the first quarter of 2004. Power generation related products also experienced improvement due to a sizable customer order shipped in the first quarter of 2004.

Gross profit increased $4.7 million, or 25.3%, to $23.3 million for the three months ended March 31, 2004, compared to $18.6 million for the three months ended March 31, 2003. As a percentage of revenues, gross margins increased to 27.6% in 2004 from 26.5% in 2003. Margins for the segment were positively impacted by higher volume and favorable production efficiency, partially offset by higher manufacturing and outsourcing costs.

Selling, engineering, administrative, and general expenses increased $3.1 million, or 28.2%, to $14.1 million for the three months ended March 31, 2004, compared to $11.0 million for the three months ended March 31, 2003. The increase in expenses was primarily driven by higher employee separation costs resulting from a reduction in workforce and the replacement of senior management.

Operating income increased $1.6 million, or 21.1%, to $9.2 million for the three months ended March 31, 2004, compared to $7.6 million for the three months ended March 31, 2003, as a result of the factors discussed above.

Bookings increased $1.7 million, or 2.4%, to $73.1 million for the three months ended March 31, 2004, compared to $71.4 million for the three months ended March 31, 2003. Backlog increased $15.2 million, or 36.7%, to $56.6 million at March 31, 2004, compared to $41.4 million at March 31, 2003, primarily due to improved market conditions in our blowers business and power systems business.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, provide working capital and fund capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and equivalents were $106.3 million and $123.9 million as of March 31, 2004 and 2003, respectively. A significant portion of our cash and equivalents is utilized in our international operations and may not be immediately available to service debt in the United States.

Net cash flows used in operating activities were $6.7 million for the three months ended March 31, 2004, primarily due to a net loss of $18.4 million and changes in working capital.

Net cash flows used in investing activities were $12.9 million for the three months ended March 31, 2004, resulting from capital expenditures.

Net cash flows used in financing activities were $23.0 million for the three months ended March 31, 2004, resulting primarily from the refinancing of our Tranche B term loan.

In March 2004, we completed a refinancing of approximately $382 million of our Tranche B term loan under our existing senior secured credit facility with the issuance of a new six-year $125 million senior unsecured term loan, a new $235 million Tranche C term loan under our existing senior secured credit facility, and an optional prepayment of $25 million in cash. The Tranche B term loan was paid in full with the completion of the refinancing. The $125 million senior unsecured term loan bears an interest rate of LIBOR (1.12% at March 31, 2004) plus 3.5% and the Tranche C term loan bears an interest rate of LIBOR plus 2.5%. The covenants contained in the agreement governing our new senior unsecured term loan are similar to those included in the indenture governing our senior subordinated notes.

In connection with the refinancing, we expensed approximately $16.9 million in deferred financing costs associated with the Tranche B term loan, which is reflected in interest expense on our condensed consolidated statement of operations.

As of March 31, 2004, we had $554.9 million of senior subordinated notes, including a $4.9 million premium, $235.0 million of debt under the Tranche C term loan, $125.0 million under the senior unsecured term loan and $7.5 million of other long-term debt. In addition, we have a $100.0 million revolving credit facility, of which $61.7 million was available subject to certain conditions, and $38.3 million was utilized for letters of credit as of March 31, 2004.

Required payments of outstanding debt consist of $2.6 million in 2004, $6.2 million in 2005, $4.4 million in 2006, $3.7 million in 2007, $115.6 million in 2008 and $789.8 million thereafter.

The Company believes cash flow from operating activities combined with availability under its existing credit agreement will be sufficient to enable the Company to meet its cash flow needs for the next twelve months.

Our ability to make payments on and to refinance our indebtedness, including our senior subordinated notes, to achieve specified ratios required under our credit agreement, and to fund planned capital expenditures and research and development efforts will depend on our ability to achieve cost savings and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. During 2002 and 2003, we experienced weakness in demand for some of our products as a result of general economic conditions. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under our credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay our indebtedness, including the notes, or to fund our other liquidity needs. If we are unable to achieve the financial ratios specified in our credit facility, we expect that we would be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. In addition, if market conditions are favorable, we may from time to time make open market purchases of our senior subordinated notes at the then-current market rate. We cannot assure you that we will be able to refinance any of our indebtedness, including the credit facility and the notes, on commercially reasonable terms or at all. See “—Certain Risk Factors.”

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For Dresser, which is considered a nonpublic entity as defined by this statement, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, which deferred indefinitely the effective date of certain provisions of SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

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

Our independent auditors have reported to our audit committee a material weakness and a reportable condition regarding various elements of our system of internal controls.

In conjunction with the audit of our financial statements for the year ended December 31, 2003, our independent auditors, PwC, reported to our audit committee a “material weakness” and a “reportable condition” under standards established by the American Institute of Certified Public Accountants regarding various elements of our system of internal controls. We have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this Quarterly Report. For more information regarding this evaluation and the steps we have taken or are in the process of taking, see “Item 4. Controls and Procedures”.

Our operating results could be harmed during economic or industry downturns.

The businesses of most of our customers, particularly oil, gas and chemical companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, certain of our customers may experience reduced access to capital during economic downturns. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, because we only compete in some segments of the energy infrastructure industry, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole. See—“Market Forces; Outlook.”

The loss of one of our large customers, or failure to win national, regional and global contracts from an existing customer, could reduce our cash flow, market share and profits.

For the three months ended March 31, 2004, our largest customer represented approximately 2.0% of total revenues, and our top ten customers collectively represented approximately 14.6% of total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a greater percentage of our sales. We could lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America as a percentage of our total sales were 47.0% for the three months ended March 31, 2004. Accordingly, significant negative events affecting international operations could adversely affect our business. Some of these factors include:

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

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our financial results are reported in dollars, if we generate sales or earnings in other currencies, the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under the credit facility. In 2003, foreign currency appreciation significantly increased our revenues and backlog. Likewise, any future foreign currency depreciation versus the U.S. dollar would decrease our revenues and backlog.

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

In addition, there is intense competition to establish proprietary rights to these new products and the related technologies. The technology and software in our products, including electronic components, point-of-sale systems and related products, is growing increasingly sophisticated and expensive. Several of our competitors have significantly greater financial, technical and marketing resources than we do, and have a lower debt burden. These competitors may develop proprietary products that are superior to ours or integrate new technologies more quickly than we do. We may not be able to obtain rights to this technology. We may also face claims that our products infringe patents that our competitors hold. Any of these factors could harm our relationship with customers and reduce our sales and profits.

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

We face intense competition.

We encounter intense competition in all areas of our business. Competition in our primary business segments is based on a number of considerations including product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand more technologically advanced and integrated products and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support and our distribution networks. We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency, effectiveness and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, improve supply chain capabilities, reduce scrap and rework, consolidate raw material sources, increase global procurement and improve working capital efficiency. We believe these initiatives offer us opportunities to improve our profitability and cash flow. The continuation of re-engineering, plant consolidations, and the implementation of a new enterprise resource planning, or ERP, system are important in the achievement of these improvements. We may have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments, we will achieve our stated objectives or that we will maintain our competitive position. Some of our competitors have greater financial and other resources than we do.

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

As of March 31, 2004, we had approximately 8,300 employees. Approximately 31% of our U.S. workforce (15% of our global workforce) is represented by labor unions. Currently, of our ten material collective bargaining agreements, three will expire in 2005, two will expire in 2006, two will expire in 2008 and one will expire in 2009. Two of our labor contracts will expire at the time the respective plants are closed. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

We are controlled by First Reserve and Odyssey, whose interests may not be aligned with the interests of our other investors.

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

The interests of First Reserve, Odyssey and their affiliates could conflict with other investors’ interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of First Reserve and Odyssey as equity holders might conflict with interests of holders of our debt securities. Affiliates of First Reserve and Odyssey may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our notes. In addition, our sponsors or their affiliates currently own, and may in the future own, businesses that directly compete with ours.

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

We are a highly leveraged company. As of March 31, 2004, we had $922.4 million of outstanding long-term indebtedness, including the current portion, $4.4 million of short-term notes and a shareholders’ deficit of $335.1 million. This level of indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	a substantial portion of our cash flows from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and

•	a substantial portion of our debt has variable interest rates and increased interest rates could significantly increase our interest cost and reduce our liquidity.

Despite our substantial indebtedness, we may still incur significantly more debt. This could intensify the risks described above.

The terms of our credit facility, the indenture governing our subordinated notes and our new $125 million senior unsecured term loan facility do not prohibit us from incurring significant additional indebtedness in the future, including indebtedness for acquisitions. As of March 31, 2004, we had $61.7 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

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

In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors, holders of the notes will participate with trade creditors and all other holders of our senior subordinated indebtedness and the subsidiary guarantors in the assets remaining after we and the subsidiary guarantors have paid all of the senior indebtedness. However, because the indenture related to the notes requires that amounts otherwise payable to holders of the notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of the notes may receive less, ratably, than holders of trade payables in any such proceeding. In any of these cases, we and the subsidiary guarantors may not have sufficient funds to pay all of our creditors and holders of notes may receive less, ratably, than the holders of senior indebtedness.

As of March 31, 2004, the notes and the subsidiary guarantees would have been subordinated to $360.0 million of long-term indebtedness, including the current portion, and approximately $61.7 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

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

The guarantors of our outstanding notes include our wholly-owned domestic subsidiaries. However, the financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the three months ended March 31, 2004 of our subsidiaries that are not guarantors were $201.6 million. As of March 31, 2004, those subsidiaries held 51.9% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

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

Generally, an entity will be considered insolvent if:

•	the sum of its debts is greater than the fair value of its property;

•	the present fair value of its assets is less than the amount that it will be required to pay on its existing debts as they become due; or it cannot pay its debts as they become due.

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

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$2.4	$—	$—	$—	$—	$—	$2.4	$—
Avg. Contract Rate	109.5737	—	—	—	—	—	—	—
Euro
Contract Amount	$53.8	$4.5	$—	$—	$—	$—	$58.3	$1.0
Avg. Contract Rate	1.2068	1.2283	—	—	—	—	—	—
British Pound
Contract Amount	$5.4	$—	$—	$—	$—	$—	$5.4	$0.1
Avg. Contract Rate	1.7959	—	—	—	—	—	—	—
South African Rand
Contract Amount	$0.1	$—	$—	$—	$—	$—	$0.1	$—
Avg. Contract Rate	6.7200	—	—	—	—	—	—	—
Related forward contracts to buy GBP
Euro
Contract Amount	$0.9	$—	$—	$—	$—	$—	$0.9	$—
Avg. Contract Rate	0.6813	—	—	—	—	—	—	—
Related forward contracts to buy USD
South African Rand
Contract Amount	$1.3	$—	$—	$—	$—	$—	$1.3	$—
Avg. Contract Rate	7.0491	—	—	—	—	—	—	—
Euro
Contract Amount	$10.4	$3.4	$—	$—	$—	$—	$13.8	$0.1
Avg. Contract Rate	1.2224	1.1459	—	—	—	—	—	—
Japanese Yen
Contract Amount	$5.7	$17.0	$—	$—	$—	$—	$22.7	$—
Avg. Contract Rate	107.9842	107.325	—	—	—	—	—	—
British Pound
Contract Amount	$6.3	$1.3	$—	$—	$—	$—	$7.6	$—
Avg. Contract Rate	1.6799	1.3143	—	—	—	—	—	—
Canadian Dollar
Contract Amount	$11.8	$15.0	$—	$—	$—	$—	$26.8	$(0.1)
Avg. Contract Rate	1.3327	1.3410	—	—	—	—	—	—
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.5	$—	$—	$—	$—	$—	$0.5	$—
Avg. Contract Rate	8.3939	—	—	—	—	—	—	—
British Pound
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	0.6697	—	—	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	1.9	2.7	0.9	0.7	0.7	551.5	558.4	602.2
Average Interest Rate	9.29%	9.31%	9.33%	9.33%	9.33%	9.37%
Variable Rate	—	2.4	2.4	2.4	114.5	238.3	360.0	360.0
Average Interest Rate	—	7.04%	7.89%	8.54%	8.81%	9.05%
Euro Functional Currency
Fixed Rate	0.7	1.1	1.1	0.6	0.4	—	3.9	3.1
Average Interest Rate	4.32%	4.37%	4.43%	4.50%	4.50%	—

Item 4.	Controls and Procedures

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

In connection with the audit of our financial statements for the year ended December 31, 2003, our independent auditors, PwC, reported to our audit committee a “material weakness” and a “reportable condition” under standards established by the American Institute of Certified Public Accountants regarding various elements of our system of internal controls. They noted a material weakness with respect to our On/Off valve operations located in Houston, Texas, including general, inventory and contract accounting. They also cited a reportable condition with respect to the operation of our finance organization, including our consolidation process, and inconsistency in the application of company policy among business units and segments.

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure and that the following initiatives with respect to our disclosure controls and procedures were required:

•	We have appointed new controllers for both the on/off product line and its North American operations, and hired additional staff personnel to increase the depth of accounting experience in our Houston on/off valve operations. We have also initiated a search for an experienced controller to oversee contract accounting.

•	We have established enhanced corporate oversight of the accounting at our Houston On/Off valve operation, and expect to continue this oversight throughout 2004.

•	We have significantly increased the number and skills of management and staff personnel in our accounting and finance organization to increase our depth of experience in accounting, SEC reporting matters and internal audit. We have appointed new controllers at five of our operating units. We are continuing to monitor and review the overall adequacy of our personnel and expect to make additional changes.

•	We, with the assistance of outside consultants, continue to review and revise a number of our disclosure and accounting policies and procedures, in order to strengthen and establish greater uniformity in the their application.

•	We have undertaken a plan to adopt an enterprise resource planning (ERP) system solution to replace the current variety of systems we used for operating and financial reporting throughout our global organization. We have installed this system at our corporate accounting department and have completed the global design of the system for our operating units. We expect to complete an initial pilot implementation of this system in our U.S. retail fueling operation in 2004, and deploy it in our various operating units over the next several years.

While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with the SEC’s proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our internal and external auditors. As a result, additional changes will be made to our internal controls and procedures.

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

Item 6.	Exhibits and Reports on Form 8-K

a.)	Exhibits

Exhibit No.	Description of Exhibit
*31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
*32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith

b.)	Reports on Form 8-K

Current Report on Form 8-K dated February 17, 2004 reporting under Item 12. Results of Operations and Financial Condition announcing the Company’s intent to refinance its existing senior credit facility, reaffirming 2003 fourth quarter guidance and providing a new estimate for certain balance sheet items.

Current Report on Form 8-K dated March 1, 2004 reporting under Item 9. Regulation FD Disclosure announcing the completion of the previously announced refinancing of approximately $382 million of its Tranche B Term Loan under its existing Senior Secured Credit Facilities with the issuance of a new six-year $125 million Senior Unsecured Term Loan, a new $235 million Tranche C Term Loan under its existing Senior Secured Credit Facilities, and an optional prepayment of $25 million in cash.

Current Report on Form 8-K dated March 30, 2004 reporting under Item 12. Results of Operations and Financial Condition announcing the Company’s financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRESSER, INC.

Date: May 13, 2004	By:	/S/ STEVEN G. LAMB
Steven G. Lamb Chief Executive Officer and President

/S/ JAMES A. NATTIER James A. Nattier Executive Vice President and Chief Financial Officer

/s/ THOMAS J. KANUK Thomas J. Kanuk Corporate Controller and Chief Accounting Officer