Form 10-Q
period 2004-06-30
DRESSER INC
filed 2004-08-12
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of common stock (par value $0.01 per share) as of August 12, 2004 was 1,000.

DRESSER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$495.9	$394.9	$932.1	$766.3
Cost of revenues	352.5	293.8	664.3	565.3

Gross profit	143.4	101.1	267.8	201.0
Selling, engineering, administrative and general expenses	103.7	95.1	208.4	183.7

Operating income	39.7	6.0	59.4	17.3
Interest expense	(18.5)	(21.3)	(54.5)	(41.7)
Interest income	0.2	0.6	0.5	1.9
Other income (expense), net	0.2	5.1	—	8.2

Income (loss) before income taxes	21.6	(9.6)	5.4	(14.3)
Provision for income taxes	(4.0)	(8.0)	(7.2)	(10.2)

Income (loss) before equity interests	17.6	(17.6)	(1.8)	(24.5)
Equity in earnings of unconsolidated subsidiaries	0.7	0.7	1.6	1.5
Minority owner’s share of consolidated subsidiaries	(0.2)	—	(0.1)	—

Net income (loss)	$18.1	$(16.9)	$(0.3)	$(23.0)

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share information)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$90.4	$148.9
Restricted cash	2.0	0.7
Accounts receivable, net of allowance for doubtful accounts of $15.7 and $15.1	386.5	276.2
Notes receivable	6.5	4.4
Inventories	326.2	290.3
Other current assets	21.7	20.5

Total current assets	833.3	741.0

Property, plant and equipment, net	236.7	208.1
Investments in unconsolidated subsidiaries	8.4	7.3
Deferred financing fees	26.8	40.2
Goodwill	394.7	315.2
Other assets	112.7	92.4

Total assets	$1,612.6	$1,404.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$250.2	$198.4
Notes payable	6.5	2.9
Current maturities of long-term debt	5.0	2.7
Payroll and other compensation	61.1	47.6
Accrued expenses	139.7	145.2

Total current liabilities	462.5	396.8

Pension and other retiree benefit obligations	344.9	340.1
Long-term debt, net of current maturities	1,091.5	941.4
Other liabilities	21.7	25.2

Total liabilities	1,920.6	1,703.5

Commitments and contingencies	—	—
Minority interest	2.9	0.4
Mandatorily redeemable common stock of Dresser, Ltd.	7.4	12.9

Shareholders’ deficit:
Common stock $0.01 par value; issued and outstanding: 1,000 shares	—	—
Additional paid in capital	448.4	442.5
Loan to Dresser, Ltd	(1.6)	—
Dividends in excess of net book value	(595.8)	(595.8)
Accumulated deficit	(113.0)	(112.7)
Accumulated other comprehensive loss	(56.3)	(46.6)

Total shareholders’ deficit	(318.3)	(312.6)

Total liabilities and shareholders’ deficit	$1,612.6	$1,404.2

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(0.3)	$(23.0)
Adjustments to reconcile net loss to cash flow (used in) provided by operating activities:
Depreciation and amortization	22.0	21.3
Equity in earnings of unconsolidated subsidiaries	(1.6)	(1.5)
Loss on repayment of debt	16.9	0.1
Loss on foreign currency exchange	0.8	7.9
Amortization of deferred financing fees, net of amortization of bond premium	0.8	3.0
Impairment of assets	1.0	5.0
Changes in operating assets and liabilities, net of acquisition of business:
Receivables	(47.8)	(14.8)
Inventories	(6.7)	11.4
Accounts payable	14.5	2.1
Accrued expenses	5.2	10.5
Pension and other retiree benefit obligations	3.7	8.9
Other	(14.2)	(27.5)

Net cash (used in) provided by operating activities	(5.7)	3.4

Cash flows from investing activities:
Acquisition of business	(171.5)	—
Acquisition of assets	—	(15.4)
Capital expenditures	(28.5)	(7.4)
Proceeds from sale of assets	0.3	—

Net cash used in investing activities	(199.7)	(22.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	(172.4)	—
Repayment of long-term debt (including current portion)	(25.2)	(7.5)
Net increase (decrease) in short-term notes payable	3.7	(1.1)
Payment of deferred financing fees	—	(1.3)
Purchase of shares, net of proceeds from escrow and exercise of stock options	(1.9)	—
Changes in restricted cash	(1.3)	5.3

Net cash provided by (used in) financing activities	147.7	(4.6)

Effect of translation adjustments on cash	(0.8)	4.9

Net decrease in cash and cash equivalents	(58.5)	(19.1)
Cash and cash equivalents, beginning of period	148.9	112.0

Cash and cash equivalents, end of period	90.4	$92.9

Non-cash financing activity:
Refinancing of long-term debt, net of transaction fees	$381.6	$—
Deferred financing fees related to acquisition of Nuovo Pignone	3.2	—
Reclassification of mandatorily redeemable common stock to additional paid-in-capital	5.5	—
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	37.6	$38.6
Income taxes	7.1	4.7

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

In connection with the recapitalization in April 2001, Dresser paid Halliburton approximately $1,300 million to redeem our common equity and acquire the stock of certain foreign subsidiaries from Dresser B.V. The recapitalization transaction and related expenses were financed through the issuance of $300 million of senior subordinated notes, $720 million of borrowings under our credit facility, and approximately $400 million of common equity contributed by DEG Acquisitions, LLC.

On July 3, 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. The former direct shareholders of Dresser collectively hold all of the shares of Dresser, Ltd. in proportion to their prior direct ownership interests in Dresser. Certain transactions conducted through Dresser Holdings, Ltd. (the parent) are reflected in the accounts of Dresser, Inc., in as much as the parent has no assets other than its investment in Dresser, Inc,

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

Significant Fourth Quarter Adjustment

We had significant adjustments to results of operations reported in the fourth calendar quarter of 2003, aggregating a $10.0 million decrease to pre-tax income and a $2.4 million decrease to income tax expense, which may affect comparability among quarters and between 2003 and 2004. We evaluated the effect of these adjustments and concluded the quarter to which the adjustments apply are indeterminate or the effect of the adjustments to prior quarters where determinable was not significant to the Company, as a whole or within any segment, in any quarter.

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2.    Acquisitions

Nuovo Pignone

On June 4, 2004, we completed the purchase of the distribution business of Nuovo Pignone S.p.A., a subsidiary of General Electric Company, for approximately $170 million and approximately $1.5 million in direct acquisition costs. The purchased business includes a retail fueling distribution operation, comprised of gasoline, liquefied petroleum gas and compressed natural gas dispenser products and services, and a gas meters operation, which manufactures and markets certain natural gas meters. This business generated $151.4 million of revenues in the year ended December 31, 2003. The acquisition is expected to substantially improve our market share in retail fueling, be complementary from a customer, product and geographical perspective and provide us with substantial cost saving opportunities. To finance the cash consideration related to the acquisition, we obtained additional borrowings under our existing credit facility in the amount of $175 million, which included $3.2 million of capitalized financing fees. The results of operations for this business are reflected in our measurement systems segment as of the beginning of June 2004.

We have accounted for the acquisition under the purchase method of accounting for business combinations and have preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. We have determined the existence of certain patents, trademarks, trade names and other intangibles and have assessed a preliminary value of approximately $13.7 million. We are in the process of obtaining third party valuations for certain assets and assessing certain liabilities and income taxes attributed to the transaction. We expect to complete our assessment by the end of 2004. The results of these valuations may impact our preliminary allocation of the purchase price. In addition, the purchase and sale agreement we entered into related to the acquisition allows for a post-closing adjustment period of no more than 165 days after the closing date to calculate and finalize any net working capital adjustments. While the allocation of the purchase price may be impacted by the net working capital calculation and other valuation analysis, we do not believe any resulting adjustments will have a material impact on the purchase price allocation or on the Company as a whole.

The following table summarizes our preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Accounts receivable	$67.3
Inventory	33.4
Other	0.7

Total current assets	101.4
Property, plant and equipment	22.1
Goodwill, deferred income taxes and intangible assets	98.2

Total assets acquired	$221.7

Accounts payable	$(39.9)
Accrued expenses	(7.2)

Total current liabilities	(47.1)
Employee benefits	(3.1)

Total liabilities	$(50.2)

Net assets acquired, including direct acquisition costs of $1.5 million	$171.5

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the three and six months ended June 30, 2004 and 2003, as if we acquired the Nuovo Pignone distribution business as of the beginning of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Revenues	$528.6	$439.1	$999.3	$847.0
Net income (loss)	15.7	(18.8)	(5.8)	(29.4)

Note 3.    Stock-based compensation

Prior to 2004, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our stock-based plans. No stock-based compensation was reflected in our 2003 net loss, as all options granted under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under the modified prospective method of adoption as provided by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, compensation cost recognized in 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from their original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Net income (loss)	$18.1	$(16.9)	$(0.3)	$(23.0)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.2	—	0.4	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(0.2)	(0.4)	(0.4)	(0.7)

Pro forma net income (loss)	$18.1	$(17.3)	$(0.3)	$(23.7)

In July 2004, the Company implemented a program allowing employee option holders the opportunity to surrender their current performance and home run options (and for one employee a portion of his time options) in exchange for some combination of new time and performance options. The replacement options will be issued with the same exercise price as the original options ($40) and will vest and expire as if issued on the original issuance date of the surrendered options. The performance component of the performance options has been modified to increase the likelihood for achievement of the performance conditions, and therefore acceleration of vesting of those options, through lower thresholds than the original performance criteria. Performance options automatically vest nine and one half years from the original issuance date, however vesting can be accelerated whereby 25% of these options can vest annually, should performance criteria be met in calendar years 2004 through 2007. Management expects substantially all of the option holders to exchange their options, however the final determination will not be known until notice has been received from all option holders or August 23, 2004, the last day for option holders to communicate their desire to exchange their options. Should all of the option holders exchange their options, 1,667; 174,500; and 58,166 time, performance and home run options, respectively, will be surrendered, and 35,208 and 149,875 time and performance options, respectively, will be issued in replacement. The incremental value associated with the cancellation and reissuance of all eligible options is not expected to have a significant impact on our stock-based compensation expense.

Additionally, in July 2004, the Company issued 258,750 new time options and 258,750 new performance options to certain employees. All options were issued with an exercise price of $40 per share, and expire ten years from the issuance date. The time

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

options generally vest 20% after one year then one sixtieth per month over the remaining 48 months, and the performance options vest automatically in nine and one half years, with vesting accelerated, up to 25% per year, should performance criteria be met in calendar years 2004 through 2007. The options are estimated to have five to six year expected lives, and the value of the options will be expensed over the expected vesting period of the respective options.

Note 4.    Restructuring and Other Exit Activities

We have initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” we recognize costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

We incurred $1.3 million and $4.8 million of restructuring charges for the three and six months ended June 30, 2004, respectively. Restructuring charges of $0.3 million and $4.5 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively, for the six months ended June 30, 2004, in our condensed consolidated statements of operations. During the first six months of 2004, we incurred costs in connection with the continuation of (1) a consolidation of an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (2) a consolidation of a control valve operation in Burlington, Canada into existing facilities, (3) a consolidation of certain flow control operations in Houston, Texas into a single new facility, and (4) a decision to outsource the manufacturing of certain blowers. The costs associated with these actions were incurred primarily by our flow control segment and are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 6/30/2004
	(in millions)
Consolidate Berea operations
Other exit activities	$0.3	$(0.1)	$(0.2)	$—
Consolidate Burlington operations
Termination benefits	2.3	(0.9)	—	1.4
Consolidate Houston operations
Termination benefits	0.1	(0.1)	—	—
Other exit activities	2.0	(1.9)	—	0.1
Outsource the manufacturing of certain blowers
Termination benefits	0.1	—	—	0.1

Total	$4.8	$(3.0)	$(0.2)	$1.6

In 2003, we incurred approximately $21.4 million in charges as a result of a decision to (1) consolidate a valve operation in Germany (EDG) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, (7) outsource the manufacturing of certain blowers, (8) consolidate a control valve operation in Burlington, Canada into existing facilities and (9) continue a reduction in our workforce. Accrued liabilities at June 30, 2004, related to the 2003 restructuring initiatives are as follows:

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Description	Accrued at 12/31/2003	Cash Payments	Accrued at 6/30/2004
	(in millions)
Consolidate Berea operations
Termination benefits	$1.5	$(1.5)	$—
Consolidate German retail fueling operations
Termination benefits	3.2	(2.6)	0.6
Outsource the manufacturing of certain blowers
Termination benefits	1.7	(0.1)	1.6
Other exit activities	0.1	(0.1)	—
Consolidate Burlington operations
Termination benefits	0.8	(0.8)	—
Consolidate Houston operations
Termination benefits	1.3	(1.0)	0.3
Company wide reduction in force
Termination benefits	0.2	—	0.2

Total	$8.8	$(6.1)	$2.7

Note 5.    Business Segment Information

We aggregate our business units reported to our chief operating decision maker into three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. The business units within each segment share like businesses and operational and economic features.

Flow Control.    Operations of the flow control segment include the design, manufacture and marketing of valves and actuators. These products are used to start, stop and control the flow of liquids and gases and to protect process equipment from excessive pressure. In addition, this segment also includes the design, manufacture and marketing of natural gas meters, regulators, digital and analog pressure and temperature gauges, transducers, and piping specialties such as couplings and pipe fabrications.

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

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below presents revenues and operating income by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Revenues:
Flow control	$295.7	$248.0	$551.5	$475.5
Measurement systems	129.8	92.0	227.5	167.0
Compression and power systems	71.9	55.9	156.3	126.1
Reconciling items, including corporate	(1.5)	(1.0)	(3.2)	(2.3)

Total	$495.9	$394.9	$932.1	$766.3

Operating income:
Flow control	$21.4	$19.1	$31.8	$30.1
Measurement systems	18.2	4.8	30.3	4.1
Compression and power systems	7.8	(4.3)	16.9	3.3
Reconciling items, including corporate	(7.7)	(13.6)	(19.6)	(20.2)

Total	$39.7	$6.0	$59.4	$17.3

Note 6.    Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (“LIFO”) method. All other inventories are valued on a first-in, first-out (“FIFO”) or weighted average cost basis.

Inventories on the LIFO method represented $64.0 million and $59.8 million of our inventories as of June 30, 2004 and December 31, 2003, respectively. The excess of FIFO over LIFO costs as of June 30, 2004 and December 31, 2003, was $69.9 million and $69.9 million, respectively. Inventories are summarized as follows:

	June 30, 2004	December 31, 2003
	(in millions)
Finished products and parts	$190.6	$167.7
In-process products and parts	129.3	111.2
Raw materials and supplies	76.2	81.3

Inventories	396.1	360.2
Less:
LIFO reserve	(69.9)	(69.9)

Total inventories	$326.2	$290.3

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7. Pension and Other Retiree Benefit Obligations

We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans that cover a significant number of our employees. The following tables provide information related to our net periodic benefit cost for the three and six months ended June 30, 2004 and 2003:

	Defined Benefit Plans		Other Postretirement Plans		Defined Benefit Plans		Other Postretirement Plans
	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions)				(in millions)
Service cost	$1.8	$1.8	$0.5	$0.6	$3.5	$3.5	$1.0	$1.2
Interest cost	4.5	3.8	2.1	3.1	8.9	7.7	4.8	6.2
Amortization of prior service cost	0.5	0.5	(1.8)	(1.4)	1.1	1.1	(3.6)	(2.9)
Amortization of net loss	1.3	0.5	(0.3)	0.4	2.7	0.9	0.4	0.8
Transition obligation	0.4	0.5	—	—	0.9	0.9	—	—
Expected return on assets	(4.2)	(4.0)	—	—	(8.5)	(8.1)	—	—

Net periodic benefit cost	$4.3	$3.1	$0.5	$2.7	$8.6	$6.0	$2.6	$5.3

We made cash contributions of approximately $2.9 million to our domestic pension benefit plans as of June 30, 2004. We expect to make additional cash contributions of $1.8 million throughout the remainder of 2004 and $6.2 million in January 2005.

In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 was amended by FSP 106-2 in May 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. We have elected to early adopt FSP 106-2 as of April 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers who provide prescription drug coverage for retirees eligible for Medicare. We recognized the effect of the new retiree prescription drug benefit coverage by Medicare, and as a result, recorded a net benefit of $1.6 million related to the first six months of 2004 in the second quarter which was reflected as a reduction of selling, engineering, administrative and general expense. The availability of the new Medicare drug coverage decreased our accumulated postretirement benefit obligation by approximately $ 27.7 million. We have elected not to apply for federal subsidies eligible under the Act.

Note 8. Debt

In March 2004, we completed a refinancing of approximately $382 million of our Tranche B term loan under our senior secured credit facility with a new six-year $125 million senior unsecured term loan and a new $260 million Tranche C term loan under our senior secured credit facility. The Tranche B term loan was paid in full with the completion of the refinancing. The $125 million senior unsecured term loan bears an interest rate of LIBOR (1.61% at June 30, 2004) plus 3.5%, and the Tranche C term loan bears an interest rate of LIBOR plus 2.5%. We elected to prepay $25 million of our Tranche C term loan at the time the refinancing was completed. The covenants contained in the agreement governing our new senior unsecured term loan are similar to the indenture governing our senior subordinated notes. In connection with the refinancing, we expensed approximately $16.9 million in deferred financing costs associated with the Tranche B term loan, which was reflected in interest expense in our condensed consolidated statements of operations.

In June 2004, in conjunction with our acquisition of the Nuovo Pignone distribution business, we obtained additional Tranche C term loan borrowings in the amount of $175 million, which included approximately $3.2 million in capitalized financing fees. In July 2004, we made an optional prepayment of $10 million on our Tranche C term loan. As a result of the optional prepayment, no mandatory principal payments are due on our Tranche C term loan until March 31, 2006.

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9. Comprehensive Income (loss)

The following table sets forth the components of comprehensive income (loss), net of income tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Net income (loss)	$18.1	$(16.9)	$(0.3)	$(23.0)
Other comprehensive (loss) income
Foreign currency translation adjustment	(3.9)	21.0	(5.9)	35.1
Unrealized gain (loss) on derivative instruments	(1.5)	1.5	(3.9)	2.0

Comprehensive income (loss)	$12.7	$5.6	$(10.1)	$14.1

Note 10. Commitments and Contingencies

Halliburton Indemnifications

In accordance with the agreement relating to our recapitalization transaction, Halliburton agreed to indemnify the Company for certain items. Those indemnified items include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of the Company. In addition, Halliburton has agreed to indemnify the Company for certain other claims and liabilities, including any other product liability claim made on or prior to closing of the Recapitalization, any other loss, liability, damage or expense resulting from any action, suit or proceeding initiated prior to the closing, any asbestos claims (present or future) based on, or arising out of, events or occurrences with respect to the Company’s businesses prior to the closing, and certain environmental liability claims against the Company, to the extent that notice is given to Halliburton prior to the fifth anniversary of the closing. Halliburton had also agreed to indemnify the Company against any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing, but such rights with respect to those claims expired on April 10, 2004. The maximum aggregate amount of all losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. In the case of certain general indemnities in the Agreement, other than those described above, there is an aggregate $15.0 million deductible that is applicable prior to the indemnification obligations. In addition, any single claim for such indemnities is subject to a threshold of $0.5 million in the case where there was no knowledge of such claim by Halliburton and a $0.1 million threshold if there was knowledge. For purposes of determining the threshold or maximum amount of indemnity and other overall indemnity obligations, such amounts shall be offset by insurance proceeds received by the Company or the amount of tax benefit received by the Company. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. In December 2003, certain affiliates of Halliburton filed a petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Pennsylvania. In connection with the petition, the bankruptcy judge issued an order enjoining asbestos claims against the debtors and Halliburton, as well as asbestos claims against us, pending confirmation and effectiveness of a definitive plan of reorganization for the Halliburton affiliates subject to the bankruptcy petition. On July 16, 2004, the plan of reorganization was confirmed by the bankruptcy judge, and on July 26, 2004 the confirmation order was affirmed by the U.S. District Court for the Western District of Pennsylvania. On August 4, 2004, the District Court entered an order that, among other things, extended the period by which certain insurers could appeal the affirmation order of the District Court, stayed the effect of the confirmation order and the affirmation order until September 24, 2004 and delayed the occurrence of the effective date of the plan of reorganization until September 24, 2004 as well.

Our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization has also been enjoined pending effectiveness of the definitive plan of reorganization referred to above. However, this indemnification right is unnecessary as long as we are also protected by the injunction, as we are. We expect that our indemnity rights against Halliburton relating to asbestos claims based on events occurring prior to the

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

closing of the recapitalization would terminate if the plan of reorganization was confirmed and became effective; however, such rights would no longer be necessary because the plan would require asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust to be established in the bankruptcy. If the plan of reorganization described does not become effective, or if the injunction of asbestos claims against us is otherwise terminated and asbestos claimants are again permitted to proceed against us, we would immediately seek to terminate the injunction of our exercise of indemnification rights against Halliburton. Although we believe that in such a circumstance we would be able to terminate the injunction of our exercise of indemnification rights against Halliburton, we cannot be assured that we would succeed in doing so. See—”Environmental.”

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

Environmental

Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, handling, disposal and emission of various regulated substances. These environmental laws also impose liability for personal injury or property damage related to releases of hazardous substances. Under environmental laws, permits are required for operation of our businesses, and these permits are subject to renewal, modification and, in certain circumstances, revocation. We believe we are substantially in compliance with these laws and permitting requirements. Various and changing environmental laws allow regulatory authorities and private parties to compel (or seek reimbursement for) cleanup of environmental contamination at sites now or formerly owned or operated by our businesses and at facilities where our waste is or has been disposed. As a result, we spend money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements or to respond to claims by third parties. Several such sites are currently being investigated and/or remediated under applicable environmental law. While we do not expect the costs for such activities will be, in the aggregate, material, and also believe that the Halliburton indemnity (described above) will adequately cover our reserves for exposure to these costs, we have set aside reserves for these costs. However, in the event that we were to incur these costs ourselves, these reserves may not fully cover the costs of such investigation and/or remediation. We recognized a charge of $1 million in the second quarter of 2004 related to disputed recoveries from Halliburton under the indemnification. Going forward, we expect to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, we do not expect those costs, in the aggregate, to be material.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. Pursuant to the recapitalization agreement with Halliburton, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be “excluded liabilities,” whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of our businesses. The recapitalization agreement provides for certain indemnification obligations of Halliburton for losses and liabilities that we incur arising out of, among others, such “excluded liabilities.” Pursuant to a proposed bankruptcy plan of reorganization related to certain affiliates of Halliburton, our indemnification rights with respect to asbestos claims arising out of events occurring prior to the recapitalization may be replaced a with permanent injunction that would prevent asbestos claimants from proceeding against us. See “Halliburton Indemnifications,” and “Note 1. Organization and Basis of Presentation.”

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We have not, and do not believe that we will, incur any material liability as a result of the past use of asbestos in products manufactured by the units of Dresser Industries retained by Halliburton or as a result of the past use of asbestos in products manufactured by the businesses currently owned by us or any predecessor entities of our businesses.

Other Contingencies

We are involved in various litigation, claims and administrative proceedings and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, we believe that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.

In April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. With the assistance of outside counsel, we commenced a full investigation of the Dubai branch’s transactions and whether our other foreign offices may have engaged in transactions relating to U.S.-sanctioned countries in violation of U.S. laws related to export controls and economic sanctions. On July 9, 2004, we submitted preliminary voluntary disclosures of the Dubai branch transactions to the Commerce and Treasury Departments under their voluntary disclosure programs. In addition, we have committed to submit to them a comprehensive report concerning the results of our investigation when it is concluded. Initial remedial actions we have adopted include issuance of directives not to make any unauthorized sales, distribution of clarified summaries concerning U.S. regulatory requirements and additional training of our employees concerning compliance with these requirements. Violations of the applicable Commerce and Treasury Department regulations restricting dealings with Iraq, Iran and Sudan may result in civil or criminal penalties, including fines and/or suspension of the privilege to engage in export trading or to receive U.S.-origin goods, software or technology. While we are unable to determine at this time the exact nature of any penalties to which we may be subjected as a result of any unauthorized dealings with U.S.-sanctioned countries, we do not expect that the ultimate resolution of this matter will materially adversely affect our business or our ability to do business outside the United States.

Note 11. Accrued Warranties

We offer warranties on the sale of certain of our products and we record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. In conjunction with our acquisition of the Nuovo Pignone distribution business, we assumed approximately $1.7 million of accrued warranties. The following shows the activity of our warranty accrual:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Balance at the beginning of the period	$26.3	$20.4	$26.9	$18.9
Accruals for warranties issued during the period	4.3	4.7	9.4	8.2
Changes in accruals related to pre-existing warranties	0.6	0.4	(0.8)	2.4
Settlements made (in cash or in kind) during the period	(4.2)	(4.7)	(8.5)	(8.7)

Balance at the end of the period	$27.0	$20.8	$27.0	$20.8

Note 12. Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

15, 2003. We adopted the statement as of June 1, 2003. The statement had no material impact on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“Fin 46-R”) to address certain FIN No. 46 implementation issues. Fin 46-R is effective for Dresser, a nonpublic entity as defined, immediately for any variable interest entity created after December 31, 2003, and by the beginning of the first annual period beginning after December 15, 2004, for all variable interest entities subject to FIN 46-R. We are in the process of assessing the effect Fin 46-R may have on our reported assets, liabilities or operations, however, we believe Fin 46-R will not have a material effect on our results of operations or net assets. The effect, if any, would most likely be a gross up of assets and liabilities arising from consolidation of certain previously unconsolidated entities.

In January 2004, the FASB issued FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-1 was amended by FSP 106-2 in May 2004 and is effective as of the first interm or annual period beginning after June 15, 2004. We have elected to early adopt FSP 106-2 as of April 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers who provide prescription drug coverage for retirees eligible for Medicare. We recognized the effect of the new retiree prescription drug benefit covered by Medicare, and as a result, recorded a net benefit of $1.6 million related to the first six months of 2004 in the second quarter which was reflected as a reduction of selling, engineering, administrative and general expense. The availability of the new Medicare drug coverage decreased our accumulated postretirement benefit obligation by approximately $27.7 million. We have elected not to apply for federal subsidies eligible under the Act.

Note 13. Related Party Transactions

For the three and six months ended June 30, 2004, we sold approximately $1.1 million and $2.8 million, respectively, of products and services to affiliates of Halliburton. Accounts receivable related to these affiliates of Halliburton totaled approximately $1.9 million at June 30, 2004. Approximately $0.2 million of accounts receivable due from Halliburton affiliates at June 30, 2004 comprise trade and other receivables due from Halliburton operating units that entered into plans of bankruptcy during 2003. We have evaluated the likelihood of collectibility of the amounts due and have concluded that our exposure to nonpayment is not significant.

In connection with our 2001 acquisition of Entech Industries, Inc. from funds managed by First Reserve and the other Entech shareholders, our consideration included issuing shares of our common stock in exchange for each outstanding share of Entech common stock. At the time we purchased Entech, certain former Entech shareholders had a put right with respect to their 27,908 shares of Entech common stock, which we assumed by giving them a similar put right with respect to the shares of our common stock they received in the acquisition. This put right allowed them to require us to purchase their shares of our common stock at a purchase price of 107.49 British Pounds per share, which represented an aggregate of approximately $5.3 million at December 31, 2003. In connection with the modification of our corporate structure in 2002, the shares subject to the put right became class A common shares of Dresser, Ltd. Due to Dresser, Ltd.’s having no substantive operations, the obligation relating to the put rights was reflected as mandatorily redeemable common stock in the Company’s financial statements. In April 2004, those former Entech stockholders exercised their put right. To facilitate the redemption of the shares, we purchased the shares on Dresser, Ltd.’s behalf, and established a loan to Dresser, Ltd. which is reflected as contra-equity in our financial statements. Accordingly, the shares were transferred from mandatorily redeemable stock to additional paid in capital to reflect the settlement of the put rights. The advance to Dresser, Ltd. is to be reduced by proceeds received by us on behalf of Dresser, Ltd. from the escrow account (discussed below) or from the exercise of stock options of Dresser, Ltd. common shares stock.

At the time of the Entech acquisition, the First Reserve funds invested in Entech and certain other Entech shareholders deposited into an escrow account shares of our common stock equal to the then aggregate value of certain known liabilities of Entech, including the value of the put right in excess of $40 per share, for us to use to satisfy those liabilities as they became due. In connection with the modification of our corporate structure in 2002, the shares deposited in the escrow account became common shares of Dresser, Ltd. Each First Reserve fund and the other two shareholders that deposited shares in the escrow account had the right to remove its shares from the escrow account upon substituting cash into the escrow account in an amount equal to $40 per share or a greater fair market determined by us, and either the shareholders or we could challenge the valuation used for any cash substitution. By June, 2004, the shares in the escrow account held by First Reserve Funds and not previously used to satisfy other known Entech liabilities had been replaced with approximately $2.9 million in cash at a rate of $40 per share, which valuation was not challenged. The proceeds

DRESSER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

received from the escrow account were used to reduce the advance to Dresser, Ltd. We understand that the holders of the remaining 9,134 escrowed shares intend to replace their shares with cash in August 2004, following which we intend to liquidate the escrow account. Accordingly, the remaining approximately $0.3 million has been offset against the advance to Dresser, Ltd. The difference between the amount we paid to the putting shareholders and the amount of funds in the escrow account at the time the put right was exercised, in excess of $40 per share repurchased, reflects the decreased value of the U.S. dollar against the British Pound since the closing of the Entech acquisition, when the dollar value of the put right and the other known liabilities addressed by the escrow account was estimated.

Cash received by us from the exercise of stock options in the three months ended June 30, 2004, totaling approximately $.5 million has also reduced the advance to Dresser, Ltd., resulting in a loan receivable balance at June 30, 2004 of $1.6 million. The loan bears interest at LIBOR plus 2.75% and is payable on demand.

Note 14. Income Taxes

Our provision for income taxes differs from the statutory U.S. federal income tax rate due to the distribution of pre-tax income across geographical jurisdictions and use of net operating losses in certain foreign jurisdictions for which a valuation allowance had been previously recorded. Additionally, we have provided a full valuation allowance against our U.S. deferred tax assets, and therefore have not provided any tax expense or benefit related to our U.S. operations for the periods presented.

Note 15. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, certain of our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheets as of June 30, 2004 and December 31, 2003, and the statements of operations and cash flows for the three and six months ended June 30, 2004 and 2003, respectively. In the condensed consolidating financial statements, investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$43.6	$0.1	$46.7	$—	$90.4
Restricted cash	—	—	2.0	—	2.0
Accounts receivable, net	145.2	4.0	237.3	—	386.5
Notes receivable	1.2	—	5.3	—	6.5
Inventories	111.6	14.7	199.9	—	326.2
Other current assets	11.7	—	10.0	—	21.7

Total current assets	313.3	18.8	501.2	—	833.3

Property, plant and equipment, net	140.3	0.1	96.3	—	236.7
Investments in and advances with consolidated subsidiaries	590.3	548.7	—	(1,139.0)	—
Investments in unconsolidated subsidiaries	—	—	8.4	—	8.4
Deferred financing fees	26.8	—	—	—	26.8
Goodwill	113.9	23.8	257.0	—	394.7
Other assets	69.5	—	43.2	—	112.7

Total assets	$1,254.1	$591.4	$906.1	$(1,139.0)	$1,612.6

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$80.3	$0.9	$169.0	$—	$250.2
Notes payable	—	—	6.5	—	6.5
Current maturities of long-term debt	4.0	—	1.0	—	5.0
Payroll and other compensation	25.5	0.2	35.4	—	61.1
Accrued expenses	57.5	—	82.2	—	139.7

Total current liabilities	167.3	1.1	294.1	—	462.5

Pension and other retiree benefits obligations	290.7	—	54.2	—	344.9
Long-term debt, net of current maturities	1,088.8	—	2.7	—	1,091.5
Other liabilities	18.2	—	3.5	—	21.7

Total liabilities	1,565.0	1.1	354.5	—	1,920.6

Commitments and contingencies	—	—	—	—	—
Minority interest	—	—	2.9	—	2.9
Mandatorily redeemable common stock of Dresser, Ltd.	7.4	—	—	—	7.4

Shareholders’ (deficit) equity:
Shareholder’s (deficit) equity and advances with affiliates, net	(310.8)	593.5	594.4	(1,139.1)	(262.0)
Accumulated other comprehensive loss	(7.5)	(3.2)	(45.7)	0.1	(56.3)

Total shareholders’ (deficit) equity	(318.3)	590.3	548.7	(1,139.0)	(318.3)

Total liabilities and shareholders’ (deficit) equity	$1,254.1	$591.4	$906.1	$(1,139.0)	$1,612.6

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$80.0	$—	$68.9	$—	$148.9
Restricted cash	—	—	0.7	—	0.7
Accounts receivable, net	91.5	2.3	182.4	—	276.2
Notes receivable	1.5	—	2.9	—	4.4
Inventories	106.8	18.5	165.0	—	290.3
Other current assets	11.8	—	8.7	—	20.5

Total current assets	291.6	20.8	428.6	—	741.0

Property, plant and equipment, net	134.6	0.1	73.4	—	208.1
Investments in consolidated subsidiaries	466.2	422.8	—	(889.0)	—
Investments in unconsolidated subsidiaries	0.2	—	7.1	—	7.3
Deferred financing fees	40.2	—	—	—	40.2
Goodwill	113.9	23.8	177.5	—	315.2
Other assets	57.7	—	34.7	—	92.4

Total assets	$1,104.4	$467.5	$721.3	$(889.0)	$1,404.2

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$75.8	$1.1	$121.5	$—	$198.4
Notes payable	0.5	—	2.4	—	2.9
Current maturities of long-term debt	1.9	—	0.8	—	2.7
Payroll and other compensation	20.8	—	26.8	—	47.6
Accrued expenses	59.3	0.2	85.7	—	145.2

Total current liabilities	158.3	1.3	237.2	—	396.8

Pension and other retiree benefits obligations	290.8	—	49.3	—	340.1
Long-term debt, net of current maturities	938.9	—	2.5	—	941.4
Other liabilities	21.1	—	4.1	—	25.2

Total liabilities	1,409.1	1.3	293.1	—	1,703.5

Commitments and contingencies
Minority interest	—	—	0.4	—	0.4
Mandatorily redeemable common stock of Dresser, Ltd.	7.9	—	5.0	—	12.9

Shareholders’ (deficit) equity:
Shareholders’ (deficit) equity, net	(292.8)	471.3	444.5	(889.0)	(266.0)
Accumulated other comprehensive loss	(19.8)	(5.1)	(21.7)	—	(46.6)

Total shareholders’ (deficit) equity	(312.6)	466.2	422.8	(889.0)	(312.6)

Total liabilities and shareholders’ (deficit) equity	$1,104.4	$467.5	$721.3	$(889.0)	$1,404.2

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$275.2	$9.3	$255.5	$(44.1)	$495.9
Cost of revenues	203.6	7.9	184.7	(43.7)	352.5

Gross profit	71.6	1.4	70.8	(0.4)	143.4
Selling, engineering, administrative and general expenses	57.3	0.6	46.2	(0.4)	103.7

Operating income	14.3	0.8	24.6	—	39.7
Interest expense	(8.0)	(0.1)	(10.4)	—	(18.5)
Interest income	—	—	0.2	—	0.2
Other income (expense), net	1.0	(0.1)	(0.7)	—	0.2

Income (loss) before income taxes	7.3	0.6	13.7	—	21.6
Provision for income taxes	(0.4)	(0.1)	(3.5)	—	(4.0)

Income (loss) before equity interests	6.9	0.5	10.2	—	17.6
Euity in earnings of unconsolidated subsidiaries	—	—	0.7	—	0.7
Equity in earnings of consolidated subsidiaries	11.2	10.7	—	(21.9)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.2)	—	(0.2)

Net income (loss)	$18.1	$11.2	$10.7	$(21.9)	$18.1

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$225.8	$9.1	$183.9	$(23.9)	$394.9
Cost of revenues	174.4	7.2	136.0	(23.8)	293.8

Gross profit	51.4	1.9	47.9	(0.1)	101.1
Selling, engineering, administrative and general expenses	59.2	(0.4)	36.4	(0.1)	95.1

Operating Income	(7.8)	2.3	11.5	—	6.0
Interest expense	(21.0)	—	(0.3)	—	(21.3)
Interest income	0.1	—	0.5	—	0.6
Other income (expense), net	(0.2)	—	5.3	—	5.1

Income (loss) before income taxes	(28.9)	2.3	17.0	—	(9.6)
Provision for income taxes	—	—	(8.0)	—	(8.0)

Income (loss) before equity interests	(28.9)	2.3	9.0	—	(17.6)
Equity in earnings of unconsolidated subsidiaries	—	—	0.7	—	0.7
Equity in earnings of consolidated subsidiaries	12.0	9.7	—	(21.7)	—

Net income (loss)	$(16.9)	$12.0	$9.7	$(21.7)	$(16.9)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$531.1	$14.7	$456.9	$(70.6)	$932.1
Cost of revenues	389.8	12.5	332.4	(70.4)	664.3

Gross profit	141.3	2.2	124.5	(0.2)	267.8
Selling, engineering, administrative and general expenses	118.8	1.2	88.6	(0.2)	208.4

Operating Income	22.5	1.0	35.9	—	59.4
Interest expense	(43.5)	(0.1)	(10.9)	—	(54.5)
Interest income	—	—	0.5	—	0.5
Other income (expense), net	0.7	(0.1)	(0.6)	—	—

Income (loss) before income taxes	(20.3)	0.8	24.9	—	5.4
Provision for income taxes	(0.5)	(0.1)	(6.6)	—	(7.2)

Income (loss) before equity interests	(20.8)	0.7	18.3	—	(1.8)
Equity in earnings of unconsolidated subsidiaries	—	—	1.6	—	1.6
Equity in earnings of consolidated subsidiaries	20.5	19.8	—	(40.3)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.1)	—	(0.1)

Net income	$(0.3)	$20.5	$19.8	$(40.3)	$(0.3)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$455.2	$17.1	$341.2	$(47.2)	$766.3
Cost of revenues	347.6	13.8	250.9	(47.0)	565.3

Gross profit	107.6	3.3	90.3	(0.2)	201.0
Selling, engineering, administrative and general expenses	120.2	0.1	63.6	(0.2)	183.7

Operating Income	(12.6)	3.2	26.7	—	17.3
Interest expense	(41.3)	—	(0.4)	—	(41.7)
Interest income	0.1	—	1.8	—	1.9
Other income (expense), net	0.2	—	8.0	—	8.2

Income (loss) before income taxes	(53.6)	3.2	36.1	—	(14.3)
Provision for income taxes	(0.1)	—	(10.1)	—	(10.2)

Income (loss) before equity interests	(53.7)	3.2	26.0	—	(24.5)
Equity in earnings of unconsolidated subsidiaries	—	—	1.5	—	1.5
Equity in earnings of consolidated subsidiaries	30.7	27.5	—	(58.2)	—

Net income (loss)	$(23.0)	$30.7	$27.5	$(58.2)	$(23.0)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$(0.3)	$20.5	$19.8	$(40.3)	$(0.3)
Adjustments to reconcile net income (loss) to cash flow (used in) provided by operating activities:
Depreciation and amortization	2.9	—	19.1	—	22.0
Equity earnings of unconsolidated and consolidated subsidiaries	(20.5)	(19.8)	(1.6)	40.3	(1.6)
Loss on repayment of debt	16.9	—	—	—	16.9
Impairment of assets	1.0	—	—	—	1.0
Loss on foreign currency exchange	0.8	—	—	—	0.8
Amortization of deferred financing fees, net of amortization	0.8	—	—	—	0.8
Other changes, net	(68.7)	(0.6)	24.0	—	(45.3)

Net cash provided by (used in) operating activities	(67.1)	0.1	61.3	—	(5.7)

Cash flows from investing activities:
Acquisition of business	—	—	(171.5)	—	(171.5)
Capital expenditures	(9.8)	—	(18.7)	—	(28.5)
Proceeds from sale of assets	—	—	0.3	—	0.3

Net cash used in investing activities	(9.8)	—	(189.9)	—	(199.7)

Cash flows from financing activities:
Advances (to) from affiliates:	(106.0)		106.0		—
Payment of deferred financing fees	—	—	—	—	—
Increase in short term notes payable	1.6	—	2.1	—	3.7
Proceeds from the issuance of long-term debt	171.8	—	0.6	—	172.4
Repayment of long-term debt (including current portion)	(25.0)	—	(0.2)	—	(25.2)
Purchase of shares, net of escrow and stock options	(1.9)	—	—	—	(1.9)
Proceeds from exercise of stock options	—	—	—	—	—
Changes in restricted cash	—	—	(1.3)	—	(1.3)

Net cash provided by financing activities	40.5	—	107.2	—	147.7
Effect of translation adjustments on cash	—	—	(0.8)	—	(0.8)

Net increase (decrease) in cash and cash equivalents	(36.4)	0.1	(22.2)	—	(58.5)
Cash and cash equivalents, beginning of period	80.0	—	68.9	—	148.9

Cash and cash equivalents, end of period	$43.6	$0.1	$46.7	$—	$90.4

Non-cash financing activity
Refinancing of long-term debt, net of transaction fees	$381.6	—	—	—	$381.6
Deferred financing fees related to acquisition of Nuovo Pignone	3.2	—	—	—	3.2
Reclassification of mandatorily redeemable stock to paid-in-capital	5.5	—	—	—	5.5

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$(23.0)	$30.7	$27.5	$(58.2)	$(23.0)

Adjustments to reconcile net income (loss) to cash flow (used in) provided by operating activities:
Depreciation and amortization	13.0	—	8.3	—	21.3
Equity earnings of unconsolidated and consolidated subsidiaries	(30.7)	(27.5)	(1.5)	58.2	(1.5)
Loss on repayment of debt	0.1	—	—	—	0.1
Loss on foreign currency exchange	7.9	—	—	—	7.9
Amortization of deferred financing fees, net of amortization	3.0	—	—	—	3.0
Impairment of assets	2.0	—	3.0	—	5.0
Other changes, net	31.2	(3.5)	(37.1)	—	(9.4)

Net cash provided by (used in) operating activities	3.5	(0.3)	0.2	—	3.4

Cash flows from investing activities:
Acquisition of assets	(15.4)	—	—	—	(15.4)
Capital expenditures	(3.3)	—	(4.1)	—	(7.4)

Net cash used in investing activities	(18.7)	—	(4.1)	—	(22.8)

Cash flows from financing activities:
Changes in intercompany activity	(3.5)	—	3.5	—	—
Repayment of long-term debt (including current portion)	(7.5)	—	—	—	(7.5)
Net decrease in short-term notes payable	—	—	(1.1)	—	(1.1)
Payment of deferred financing fees	(1.3)	—	—	—	(1.3)
Changes in restricted cash	5.3	—	—	—	5.3

Net cash (used in) provided by financing activities	(7.0)	—	2.4	—	(4.6)
Effect of translation adjustments on cash	—	—	4.9	—	4.9

Net increase (decrease) in cash and cash equivalents	(22.2)	(0.3)	3.4	—	(19.1)
Cash and cash equivalents, beginning of period	55.9	0.5	55.6	—	112.0

Cash and cash equivalent, end of period	$33.7	$0.2	$59.0	$—	$92.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading worldwide manufacturer and marketer of highly engineered energy infrastructure and oilfield products and services. In 2003, approximately 85% of our revenues were generated from energy infrastructure and oilfield equipment spending. Our customers use our products for the exploration and production, transportation, and processing, storage and distribution of oil and gas and their by-products. Our principal business segments are flow control, measurement systems and compression and power systems. We serve the energy industry globally, with an established sales presence in over 100 countries and manufacturing or customer support facilities in over 22 countries. In the six months ended June 30, 2004, approximately 57% of our revenues were generated from our operations outside of the United States, and we expect this percentage to increase going forward.

On June 4, 2004, we completed the purchase of the distribution business of Nuovo Pignone S.p.A., a subsidiary of General Electric Company, for approximately $170 million and approximately $1.5 million in direct acquisition costs. The purchased business includes the retail fueling systems operation, comprised of gasoline, liquefied petroleum gas and compressed natural gas dispenser products and services, and a gas meters operation, which manufactures and markets certain natural gas meters. This business generated $151.4 of revenues in the year ended December 31, 2003. The acquisition is expected to substantially improve our market share in retail fueling, be complementary from a customer, product and geographical perspective and provide us with substantial cost saving opportunities. To finance the cash consideration related to the acquisition, we obtained additional borrowings under our existing credit facility in the amount of $175 million, which included $3.2 million of capitalized financing fees. The results of operations for this business are reflected in our measurement systems segment as of the beginning of June 2004.

Market Forces; Outlook

Our product offerings include valves, instruments, meters, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

There are several key indicators that drive our business. Over the long term, demand for energy infrastructure and oilfield equipment is driven by fluctuations in worldwide economic activity and energy consumption, which is a function of global population, industrial growth, the levels of energy consumption per capita and changes in energy usage patterns. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants, as well as our customers’ access to capital. Activity levels can vary substantially in different geographic regions throughout the world. For example, in recent years U.S. markets have been relatively weak while international markets have been relatively strong. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Currently, oil and gas prices are high and our oil company customers are experiencing increased cash flow. Our business is subject to cyclicality and periodic downturns, which have caused revenue and earnings to decline in the past. Our customers’ perception of oil and gas prices in the near-to-long-term will impact our business, and as such, continued expectation of higher prices will correspond to strengthening in our business. See “—Certain Risk Factors—Our operating results could be harmed during economic or industry downturns.”

We believe that in order to maintain our competitiveness, we need to continue to focus on operational efficiency and cash flow. This focus includes our on-going other initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We have improved global procurement through increased coordination among our business units and increased outsourcing of non-core manufacturing functions. In addition, we are implementing firm-wide lean manufacturing initiatives, a new enterprise resource planning, or ERP, system and a highly disciplined company-wide quality management and process optimization methodology, known as Six Sigma. See “Restructuring and Other Exit Activities” below for information related to specific restructuring programs.

Flow Control. Demand for our on/off valves is generally driven by development of oil and natural gas reserves as well as pipeline construction. In recent years, the U.S. experienced a slowdown in both of these areas which has affected our on/off valves business. There continues to be strong development activity in international areas such as offshore Brazil, onshore and offshore West Africa, the Middle East, Asia, and Russia. We have been successful in winning many international tenders and have seen a corresponding shift in our on/off valves business. Some of these projects, such as the $49.0 million Barracuda-Caratinga project in 2002, are substantial in size and may cause our revenues to fluctuate significantly from period to period. The market environment in 2004 is relatively weak in the U.S., but relatively strong internationally.

There is a significant component of aftermarket sales associated with the control valve product line. In the first half of 2004, we have seen indications of improving demand for aftermarket parts. In the last several years leading up to 2003, there was a slowdown in aftermarket sales in the U.S. and, to a lesser extent, in Europe. In 2003, these aftermarket sales stabilized, but did not show much, if any, rebound as industry activity began to pick up. International demand for new valve construction projects is strong while the U.S. market is stable. We have also been successful in expanding our control valve business in certain new markets such as power generation and floating production systems.

In the first half of 2004, we have seen indications of improving market conditions in our pressure relief, natural gas solutions and instruments product lines. In the pressure relief product line, aftermarket sales have been relatively weak in the U.S. and Europe, partially offset by growth in other international sales In the natural gas solutions product line (formerly the metering and piping specialties product line) in 2003, relatively weak demand in the U.S. business was offset by growing international sales in Asia, Europe, and South America. A substantial part of the instrument product line has exposure to industries outside of energy. In 2003, a weak manufacturing economy in the U.S. negatively affected product sales, partially offset by the introduction of new products.

Measurement Systems – In the second quarter of 2004, new equipment sales to independents and high volume retailers are strong, although we continue to experience low spending levels from the major oil companies. Internationally, we see increased market activity from the national oil companies in Latin America, Eastern Europe and Asia and we have been successful in a number of recent tenders. In North America, we continue to benefit from increased sales volume and incremental margins from the acquisition of certain assets of Tokheim North America and its MSI business unit, which we purchased in a bankruptcy court auction in 2003. The rollout of several point-of-sale systems to major oil companies in the U.S. continued in the second quarter and is expected to continue through 2004.

On June 4, 2004, we completed the purchase of the Nuovo Pignone distribution business for approximately $170 million and approximately $1.5 million in direct acquisition costs. The purchased business includes a retail fueling systems operation, comprised of gasoline, liquefied petroleum gas and compressed natural gas dispenser products and services, and a gas meters operation, which manufactures and markets certain natural gas meters. This business generated $151.4 million of revenues in the year ended December 31, 2003. The acquisition is expected to substantially improve our market share in retail fueling, be complementary from a customer, product and geographical perspective and provide us with substantial cost saving opportunities.

Compression and Power Systems. In the second quarter of 2004, gas compression-related engine and parts sales have begun to recover from last year’s depressed level. U.S. activity is expected to strengthen throughout the remainder of the year, while recent strong Canadian activity is expected to slow down in the next few months. Engine sales into power generation applications remains relatively strong, although competition based upon price and engine efficiency remains intense in this segment. The domestic power generation market is expected to remain flat while international markets for engines and parts are relatively strong, especially in Pakistan, Bangladesh and South America.

Restructuring and Other Exit Activities

We have initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In 2003, we eliminated five of our manufacturing facilities through consolidations and outsourced manufacturing at one additional site. We plan to continue to seek opportunities to improve our manufacturing operations. As a result, we expect to incur additional restructuring charges in the second half of 2004, although we expect these expenses to be substantially lower than the charges in the second half of 2003. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” we recognize costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

We incurred $1.3 million and $4.8 million of restructuring charges for the three and six months ended June 30, 2004. Restructuring charges of $0.3 million and $4.5 million have been reflected in cost of revenues and selling, engineering, general and administrative expenses, respectively for the six months ended June 30, 2004. In our condensed consolidated statements of operations. During the first six months of 2004, we incurred costs in connection with the continuation of (1) a consolidation of an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (2) a consolidation of a control valve operation in Burlington, Canada into existing facilities, (3) a consolidation of certain flow control operations in Houston, Texas into a single new facility, and (4) a decision to outsource the manufacturing of certain blowers. The costs associated with these actions were incurred primarily by our Flow Control segment and are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at 6/30/2004
	(in millions)
Consolidate Berea operations
Other exit activities	$0.3	$(0.1)	$(0.2)	$—
Consolidate Burlington operations
Termination benefits	2.3	(0.9)	—	1.4
Consolidate Houston operations				—
Termination benefits	0.1	(0.1)	—	—
Other exit activities	2.0	(1.9)	—	0.1
Outsource the manufacturing of certain blowers				—
Termination benefits	0.1	—	—	0.1

Total	$4.8	$(3.0)	$(0.2)	$1.6

In 2003, we incurred approximately $21.4 million in charges as a result of a decision to (1) consolidate a valve operation in Germany (EDG) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, (7) outsource the manufacturing of certain blowers, (8) consolidate a control valve operation in Burlington, Canada into existing facilities and (9) continue a reduction in our workforce. Accrued liabilities at June 30, 2004 related to the 2003 restructuring initiatives are as follows:

Description	Accrued at 12/31/2003	Cash Payments	Change in Estimate	Accrued at 6/30/2004
	(in millions)
Consolidate Berea operations
Termination benefits	$1.5	$(1.5)	$—	$—
Consolidate German retail fueling operations
Termination benefits	3.2	(2.6)	—	0.6
Outsource the manufacturing of certain blowers
Termination benefits	1.7	(0.1)	—	1.6
Other exit activities	0.1	(0.1)	—	—
Consolidate Burlington operations
Termination benefits	0.8	(0.8)	—	—
Consolidate Houston operations
Termination benefits	1.3	(1.0)	—	0.3
Company wide reduction in force
Termination benefits	0.2	—	—	0.2

Total	$8.8	$(6.1)	$—	$2.7

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

The following table presents selected financial information regarding consolidated results for the three months ended June 30, 2004 and 2003, respectively.

	Three months ended June 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	($ in millions)
Revenue	$495.9	100.0%	$394.9	100.0%	$101.0	25.6%
Cost of revenue	352.5	71.1	293.8	74.4	58.7	20.0

Gross profit	143.4	28.9	101.1	25.6	42.3	41.8
Selling, engineering, administrative and general expenses	103.7	20.9	95.1	24.1	8.6	9.0

Operating income	$39.7	8.0%	$6.0	1.5%	$33.7	NM %

Other items:
Depreciation and amortization	$11.4		$10.8		$0.6	5.6%
Restructuring charges	1.3		2.2		(0.9)	(40.9)
Bookings	507.7		448.4		59.3	13.2
Backlog	559.7		458.7		101.0	22.0

Revenues. Revenues from our flow control segment increased due to strengthening U.S. and international demand in our natural gas solutions, control valves and pressure relief product lines. Revenues from our measurement segment increased due to strengthening U.S. demand for dispensers and the acquisition of the Nuovo Pignone distribution business in June 2004. Revenues from our compression and power systems segment experienced strengthening demand for natural gas engines and power generation related products. All of our segments experienced the favorable impact of changes in foreign currency exchange rates.

Gross Profit. As a percentage of revenues, gross profit increased to 28.9% in the three months ended June 30, 2004 from 25.6% in the comparable 2003 period. The increase was primarily due to volume increases and the impact of cost reduction efforts across our segments. Gross profit in 2003 was negatively impacted by the effect of the strike at our Waukesha facility.

Selling, engineering, administrative, and general expenses. Selling, engineering, administrative, and general expenses increased due to higher commissions and marketing expenses related to volume growth, incremental expenses related to the acquisition of the Nuovo Pignone distribution business in June 2004 and the unfavorable impact of changes in foreign currency exchange rates. These increases were partially offset by lower salaries and employee expenses resulting from workforce reductions in late 2003 and early 2004.

Operating income. Operating income increased due to the factors discussed above.

Bookings and Backlog. Bookings increased across all of our segments due to increased demand and improved market conditions. Backlog increased due to the acquisition of the Nuovo Pignone distribution business in June 2004 and strengthening demand in our control valves and pressure relief product lines. Also contributing to the increase was higher demand for blowers in waste water treatment in China and the Middle East.

Flow Control

The following table presents selected financial information regarding results for our Flow Control segment for the three months ended June 30, 2004 and 2003, respectively.

	Three months ended June 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	($ in millions)
Revenue	$295.7	100.0%	$248.0	100.0%	$47.7	19.2%
Cost of revenue	208.4	70.5	176.1	71.0	32.3	18.3

Gross profit	87.3	29.5	71.9	29.0	15.4	21.4
Selling, engineering, administrative and general expenses	65.9	22.3	52.8	21.3	13.1	24.8

Operating income	$21.4	7.2%	$19.1	7.7%	$2.3	12.0%

Other items:
Depreciation and amortization	$5.7		$6.1		$(0.4)	(6.6)%
Restructuring charges	1.2		1.2		—	—
Bookings	273.9		270.6		3.3	1.2
Backlog	356.0		348.6		7.4	2.1

Revenues. Higher sales volume in our on/off product line was partially offset by the sale of our LVF unit, a small valves unit in Italy in late 2003, which contributed approximately $5.8 million of revenue in the second quarter of 2003. Our natural gas solutions product line experienced an increase due to higher sales volume as a result of improvement in the U.S. market. Our control valves and pressure relief product lines both experienced an increase driven by strengthening international demand in Europe and Asia Pacific. Overall, our Flow Control segment has benefited from increased international demand and the favorable impact of changes in foreign currency exchange rates.

Gross profit. As a percentage of revenues, gross profit increased to 29.5% in the three months ended June 30, 2004 compared to 29.0% in the comparable 2003 period. The increase was primarily due to volume increases across our product lines.

Selling, engineering, administrative, and general expenses. Selling engineering, administrative and general expenses increased due to higher commissions and marketing expenses related to volume growth, consulting fees at our Houston and Italian locations and the unfavorable impact of changes in foreign currency exchange rates.

Operating income. Operating income increased due to the factors discussed above.

Bookings and Backlog. Bookings increased in our control valves and pressure relief product lines due to improved market conditions, partially offset by delayed project awards and a decrease in bookings from our on/off product line attributed to the sale of LVF, which had $ 7.4 million in bookings during the second quarter of 2003. Backlog increased due to higher demand in our control valves and pressure relief product lines partially offset by a decrease from our on/off product line attributed to lower bookings, manufacturing throughput improvements and the sale of LVF, which had $12.1 million in backlog at June 30, 2003.

Measurement Systems

The following table presents selected financial information regarding results for our Measurement Systems segment for the three months ended June 30, 2004 and 2003, respectively.

	Three months ended June 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	($ in millions)
Revenue	$129.8	100.0%	$92.0	100.0%	$37.8	41.1%
Cost of revenue	92.8	71.5	71.1	77.3	21.7	30.5

Gross profit	37.0	28.5	20.9	22.7	16.1	77.0
Selling, engineering, administrative and general expenses	18.8	14.5	16.1	17.5	2.7	16.8

Operating income	$18.2	14.0%	$4.8	5.2%	$13.4	NM %

Other items:
Depreciation and amortization	$1.8		$1.3		$0.5	38.5%
Restructuring charges	—		0.8		(0.8)	(100.0)
Bookings	143.5		102.7		40.8	39.7
Backlog	128.4		50.5		77.9	154.3

Revenues. The increase in revenues was primarily attributed to the acquisition of the Nuovo Pignone distribution business in June 2004 which contributed $13.5 million. Also contributing to the increase was higher sales volume in the United States related to dispensers, parts and services, higher customer shipments in Europe and Brazil, and the favorable impact of changes in foreign currency exchange rates.

Gross Profit. As a percentage of revenues, gross profit increased to 28.5% in the three months ended June 30, 2004 compared to 22.7% in the comparable 2003 period. Gross profit was positively impacted by cost reduction efforts in North America and Europe and the increase in sales volume. In addition, gross profit in the three months ended June 30, 2003 was negatively impacted by transition services costs associated with our acquisition of certain assets of Tokheim North America in March 2003.

Selling, Engineering, Administrative and General Expenses. The increase in selling, engineering, administrative, and general expense was primarily a result of the acquisition of the Nuovo Pignone distribution business in June 2004, which contributed $1.7 million in incremental expenses, and to a lesser extent, the unfavorable impact of changes in foreign currency exchange rates.

Operating Income. The increase in operating income was a result of higher margins due to increased sales volume, productivity improvements, and the acquisition of the Nuovo Pignone distribution business in June 2004, which contributed $0.6 million in operating income. Also contributing to the increase were non-recurring transition services costs related to the Tokheim acquisition in 2003.

Bookings and Backlog. Bookings increased due to strong demand for dispensers, systems and parts in both the United States and international markets and the acquisition of the Nuovo Pignone distribution business, which contributed $12.4 million in June 2004. Backlog increased primarily due to the acquisition of the Nuovo Pignone distribution business which contributed $53.9 million at June 30, 2004, as well as a record booking month in June for dispensers in North America.

Compression and Power Systems

The following table presents selected financial information regarding results for our Compression and Power Systems segment for the three months ended June 30, 2004 and 2003, respectively.

	Three months ended June 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	($ in millions)
Revenue	$71.9	100.0%	$55.9	100.0%	$16.0	28.6%
Cost of revenue	52.8	73.4	47.5	85.0	5.3	11.2

Gross profit	19.1	26.6	8.4	15.0	10.7	127.4
Selling, engineering, administrative and general expenses	11.3	15.7	12.7	22.7	(1.4)	(11.0)

Operating income	$7.8	10.9%	$(4.3)	(7.7)%	$12.1	NM %

Other items:
Depreciation and amortization	$3.4		$2.7		$0.7	25.9%
Restructuring charges	0.1		0.2		(0.1)	(50.0)
Bookings	90.3		74.9		15.4	20.6
Backlog	75.3		61.0		14.3	23.4

Revenues. Revenues increased primarily due to higher sales of natural gas engines and parts, both of which were adversely impacted by strike related delays at our Waukesha, Wisconsin manufacturing plant beginning in May 2003. Power generation related products also experienced improvement due to strengthening economic conditions and increased customer demand.

Gross Profit. As a percentage of revenues, gross profit increased to 26.6% in the three months ended June 30, 2004 from 15.0% in the comparable 2003 period. Gross profit in 2003 was negatively impacted by the effect of the strike at our Waukesha facility.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses decreased due to a gain of $ 1.7 million recorded on the sale of land and decreased salaries and employee expenses resulting from workforce reductions in late 2003 and early 2004.

Operating Income. Operating income increased primarily due to strike-related production delays that negatively impacted the three months ended June 30, 2003.

Bookings and Backlog. Bookings increased due to higher demand for engines in our power systems business and parts in our international markets. Backlog increased primarily due to higher demand in blowers for waste water treatment in China and in the Middle East.

Reconciling Items, Including Corporate Expenses

Operating loss related to corporate and other expenses, net for the three months ended June 30, 2004 was $7.7 million, or $5.9 million lower than in the same period in 2003. During the second quarter of 2003, we incurred approximately $5.8 million in expenses associated with the restatement and re-audit of our financial statements.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $18.5 million, or $2.8 million lower than in the same period in 2003. The decrease was due to a reduction in interest rates and lower amortization of financing fees. During the first quarter of 2004, we wrote off $16.9 million of unamortized deferred financing fees related to the early extinguishment of our Tranche B term loan.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2004 was $4.0 million, or $4.0 million lower than in the same period in 2003. The decrease was due to the distribution of pretax income across geographical jurisdictions and use of net operating losses in certain foreign jurisdictions for which a valuation allowance was recorded in prior periods. We have provided a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during the period.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

The following table presents selected financial information regarding consolidated results for the six months ended June 30, 2004 and 2003, respectively

	Six months ended June 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	($ in millions)
Revenue	$932.1	100.0%	$766.3	100.0%	$165.8	21.6%
Cost of revenue	664.3	71.3	565.3	73.8	99.0	17.5

Gross profit	267.8	28.7	201.0	26.2	66.8	33.2
Selling, engineering, administrative and general expenses	208.4	22.4	183.7	24.0	24.7	13.4

Operating income	$59.4	6.3%	$17.3	2.2%	$42.1	NM %

Other items:
Depreciation and amortization	$22.6		$21.3		$1.3	6.1%
Restructuring charges	4.8		9.4		(4.6)	(48.9)
Bookings	954.1		863.4		90.7	10.5
Backlog	559.7		458.7		101.0	22.0

Revenues. Revenues in our flow control segment increased due to strengthening U.S. and international demand in our natural gas solutions, control valves and pressure relief product lines. Revenues from our measurement systems segment increased due to strengthening U.S. demand for dispensers and the acquisition of the Nuovo Pignone distribution business in June 2004. Revenues from our compression and power systems segment experienced strengthening demand for natural gas engines and power generation related products. All of our segments experienced the favorable impact of foreign currency exchange rates.

Gross Profit. As a percentage of revenues, gross profit increased to 28.7% in the six months ended June 30, 2004 from 26.2% in the comparable 2003 period. The increase was primarily due to volume increases across our segments and cost reduction efforts in North America and Europe. Gross profit in 2003 was negatively impacted by the effect of the strike at our Waukesha facility.

Selling, engineering, administrative, and general expenses. Selling, engineering, administrative, and general expenses increased due to higher commissions and marketing expenses related to volume growth and incremental expenses related to the Nuovo Pignone distribution business acquisition. In addition, all of our segments were negatively impacted by the effect of foreign currency exchange rates.

Operating income. Operating income increased due to the factors discussed above.

Bookings and Backlog. Bookings increased across all of our segments due to increased demand, improved market conditions and the acquisition of the Nuovo Pignone distribution business in June 2004, partially offset by a decrease from our on/off product line attributed to the sale of LVF in 2003. Backlog increased due to the acquisition of the Nuovo Pignone distribution business in June 2004 and strengthening demand in our control valves and pressure relief product lines. Also contributing to the increase was higher demand in blowers for waste water treatment in China and the Middle East.

Flow Control

The following table presents selected financial information regarding results for our Flow Control segment for the six months ended June 30, 2004 and 2003, respectively.

	Six months ended June 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	($ in millions)
Revenue	$551.5	100.0%	$475.5	100.0%	$76.0	16.0%
Cost of revenue	391.0	70.9	338.6	71.2	52.4	15.5

Gross profit	160.5	29.1	136.9	28.8	23.6	17.2
Selling, engineering, administrative and general expenses	128.7	23.3	106.8	22.5	21.9	20.5

Operating income	$31.8	5.8%	$30.1	6.3%	$1.7	5.6%

Other items:
Depreciation and amortization	$11.4		$12.0		$(0.6)	(5.0)%
Restructuring charges	4.7		3.4		1.3	38.2
Bookings	549.8		547.1		2.7	0.5
Backlog	356.0		348.6		7.4	2.1

Revenues. Higher sales volume in our on/off product line was partially offset by the sale of our LVF unit in late 2003, which contributed approximately $11.8 million of revenue in the first six months of 2003. Our natural gas solutions product line experienced an increase due to higher sales volume resulting from improvements in our domestic markets. Our control valves product line and pressure relief product line both experienced an increase driven by strengthening international demand in Europe and Asia Pacific. Overall, our Flow Control segment has benefited from increased international demand and the favorable impact of changes in foreign currency exchange rates.

Gross Profit. As a percentage of revenues, gross profit increased slightly to 29.1% in the six months ended June 30, 2004 compared to 28.8% in the comparable 2003 period. The increase was primarily due to volume increases across our product lines.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased due to higher commissions and marketing expenses related to volume growth, consulting fees at our Houston and Italian locations and restructuring charges incurred primarily by our on/off and control valves product lines. Also contributing to the increase was the unfavorable impact of changes in foreign currency exchange rates.

Operating Income. Operating income increased due to the factors discussed above.

Bookings and Backlog. Bookings were flat resulting from increases in our control valves and pressure relief product lines due to improved market conditions offset by a decrease from our on/off product line attributed to the sale of LVF in 2003, which had $11.5 million in bookings for the six months ended June 30, 2003. Backlog increased due to higher demand in our control valves and pressure relief product lines, partially offset by a decrease from our on/off product line attributed to the sale of LVF, which had $12.1 million in backlog at June 30, 2003.

Measurement Systems

The following table presents selected financial information regarding results for our Measurement Systems segment for the six months ended June 30, 2004 and 2003, respectively.

	Six months ended June 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	($ in millions)
Revenue	$227.5	100.0%	$167.0	100.0%	$60.5	36.2%
Cost of revenue	162.6	71.5	129.8	77.7	32.8	25.3

Gross profit	64.9	28.5	37.2	22.3	27.7	74.5
Selling, engineering, administrative and general expenses	34.6	15.2	33.1	19.8	1.5	4.5

Operating income	$30.3	13.3%	$4.1	2.5%	$26.2	NM %

Other items:
Depreciation and amortization	$3.0		$2.8		$0.2	7.1%
Restructuring charges	—		5.7		(5.7)	(100.0)
Bookings	240.9		170.0		70.9	41.7
Backlog	128.4		50.5		77.9	154.3

Revenues. Increased dispenser sales were related to independent and high volume retailers. Also contributing to the increase were the acquisition of the Nuovo Pignone distribution business in June 2004, which contributed $13.5 million, the acquisition of certain assets of Tokheim North America in March 2003, higher customer shipments in Europe and Brazil, and the favorable impact of changes in foreign currency exchange rates.

Gross Profit. As a percentage of revenues, gross profit increased to 28.5% in the six months ended June 30, 2004 compared to 22.3% in the comparable 2003 period. Gross profit in 2004 was positively impacted by cost reduction efforts in North America and Europe, the increase in sales volume and the favorable impact of changes in foreign currency exchange rates. In addition, gross profit in the six months ended June 30, 2003 was negatively impacted by transition services costs associated with our acquisition of certain assets of Tokheim North America in March 2003.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative, and general expenses were comparable to 2003 despite higher expenses due to the acquisition of the Nuovo Pignone distribution business, the unfavorable impact of changes in foreign currency exchange rates and six months of expenses related to Tokheim in 2004, which was acquired in March 2003. Expenses for the six months ended June 30, 2003 included restructuring charges related to the consolidation of retail fueling dispenser operations in Germany and Canada.

Operating Income. The increase in operating income was a result of higher margins due to increased sales volume, productivity improvements, and the Nuovo Pignone distribution business acquisition in June 2004, which contributed $0.6 million in operating income. Also contributing to the increase were non-recurring transition services costs related to the Tokheim acquisition in 2003.

Bookings and Backlog. Bookings increased due to strong demand for dispensers, systems and parts in both the United States and international markets and the acquisition of the Nuovo Pignone distribution business which contributed $12.4 million in June 2004. Backlog increased primarily due to the acquisition of the Nuovo Pignone distribution business, which contributed $53.9 million at June 30, 2004, as well as a record booking month in June for dispensers in North America.

Compression and Power Systems

The following table presents selected financial information regarding results for our Compression and Power Systems segment for the six months ended June 30, 2004 and 2003, respectively.

	Six months ended June 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	($ in millions)
Revenue	$156.3	100.0%	$126.1	100.0%	$30.2	23.9%
Cost of revenue	113.9	72.9	99.1	78.6	14.8	14.9

Gross profit	42.4	27.1	27.0	21.4	15.4	57.0
Selling, engineering, administrative and general expenses	25.5	16.3	23.7	18.8	1.8	7.6

Operating income	$16.9	10.8%	$3.3	2.6%	$13.6	NM %

Other items:
Depreciation and amortization	$6.9		$5.5		$1.4	25.5%
Restructuring charges	0.1		0.3		(0.2)	(66.7)
Bookings	163.4		146.3		17.1	11.7
Backlog	75.3		61.0		14.3	23.4

Revenues. Revenues increased primarily due to higher sales of natural gas engines and parts which were driven by strike related delays at our Waukesha, Wisconsin manufacturing plant and natural gas compression production delays in 2003. Power generation and natural gas compression related products also improved due to stronger customer orders during the first half of 2004 and overall strengthening customer demand.

Gross Profit. As a percentage of revenues, gross profit increased to 27.1% in the six months ended June 30, 2004 from 21.4% in the comparable 2003 period. Gross profit in the 2004 period was positively impacted by higher volume and favorable production efficiency. Gross profit in the six months ended June 30, 2003 was negatively impacted by the effect of the strike at our Waukesha plant.

Selling, Engineering, Administrative and General Expenses. The slight increase in selling, engineering, administrative and general expenses was primarily due to higher employee separation costs resulting from a reduction in workforce and the replacement of senior management, partially offset by a gain of $1.7 million recorded on the sale of land.

Operating Income. Operating income increased primarily due to overall stronger customer demand, the gain recorded on the sale of land in 2004 and the negative effects of strike-related production delays in 2003.

Bookings and Backlog. Bookings increased due to higher demand for engines in our power systems business and parts in our international markets. Backlog increased primarily due to higher demand in blowers for waste water treatment in China and the Middle East.

Reconciling Items, Including Corporate Expenses

Operating loss related to corporate and other expenses, net for the six months ended June 30, 2004 was $19.6 million, or $0.6 million lower than in the same period in 2003. The 2003 period included consulting, auditing and legal fees associated with the reaudit of our 2001 and 2002 financial statements. The 2004 period includes fees incurred in connection with the audit of our financial statements, costs associated with the retirement of senior management and the retirement of our former chief executive officer.

Interest Expense

Interest expense for the six months ended June 30, 2004 was $54.5 million, or $12.8 million higher than in the same period in 2003. The increase was due to the write-off of $16.9 million of unamortized deferred financing fees in March 2003 partially offset by a reduction in interest rates.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2004 was $7.2 million, or $3.0 million lower than in the same period in 2003. The decrease was due to the distribution of pretax income across geographical jurisdictions and use of net operating losses in certain foreign jurisdictions for which a valuation allowance was recorded in prior periods. We have provided a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during the period.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, provide working capital and fund capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and equivalents were $90.4 million and $92.9 million as of June 30, 2004 and 2003, respectively. A significant portion of our cash and equivalents is utilized in our international operations and may not be immediately available to service debt in the United States.

Net cash flows used in operating activities were $5.7 million for the six months ended June 30, 2004, primarily due to an increase in receivables associated with higher sales volume.

Net cash flows used in investing activities were $199.7 million for the six months ended June 30, 2004, resulting from capital expenditures and the acquisition of the Nuovo Pignone distribution business in June 2004 for $170 million.

Net cash flows from financing activities were $147.7 million for the six months ended June 30, 2004, resulting primarily from a $25 million prepayment of our Tranche C term loan and the $175 million add-on to our Tranche C term loan in June 2004.

Total long-term debt, including current maturities outstanding at June 30, 2004:
Tranche C term loan	$410.0
Senior unsecured term loan	125.0
9 3/8% senior subordinated notes	554.7
Other debt	6.8

Total long-term debt, including current maturities	$1,096.5

In March 2004, we completed a refinancing of approximately $382 million of our Tranche B term loan under our existing senior secured credit facility with a new six-year $125 million senior unsecured term loan, and a new $260 million Tranche C term loan under our senior secured credit facility. The Tranche B term loan was paid in full with the completion of the refinancing. The $125 million senior unsecured term loan bears an interest rate of LIBOR (1.61% at June 30, 2004) plus 3.5% and the Tranche C term loan bears an interest rate of LIBOR plus 2.5%. We elected to prepay $25 million of our Tranche C term loan at the time the refinancing was completed. The covenants contained in the agreement governing our new senior unsecured term loan are similar to those included in the indenture governing our senior subordinated notes. In connection with the refinancing, we expensed approximately $16.9 million in deferred financing costs associated with the Tranche B term loan, which was reflected in interest expense on our existing condensed consolidated statement of operations.

In June 2004, in conjunction with the Nuovo Pignone distribution business acquisition we obtained an additional $175 million of borrowings under our Tranche C term loan, which included approximately $3.2 million in capitalized financing fees. On July 30,

2004, we made an optional prepayment of $10.0 million to the Tranche C term loan under our existing credit facility. As a result of the optional prepayment, no mandatory principal payments are due on our Tranche C term loan until March 31, 2006.

As of June 30, 2004, we had $554.7 million of senior subordinated notes, including a $4.7 million premium, $410.0 million of debt under the Tranche C term loan, $125.0 million under the senior unsecured term loan and $6.8 million of other long-term debt. In addition, we have a $100.0 million revolving credit facility, of which $55.4 million was available subject to certain conditions, and $44.6 million was utilized for letters of credit as of June 30, 2004.

Required payments of outstanding debt consist of $1.7 million in 2004, $7.9 million in 2005, $6.1 million in 2006, $5.4 million in 2007, $200.9 million in 2008 and $874.5 million thereafter.

We believe cash flow from operating activities combined with availability under our senior secured credit facility will be sufficient to enable us to meet our cash flow needs for the next twelve months.

Our long-term ability to make payments and to refinance our indebtedness, including our existing credit facility and our senior subordinated notes, to achieve specified ratios required under our credit agreement, and to fund future acquisitions, planned capital expenditures and research and development efforts will depend on our ability to achieve cost savings and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, we have recently experienced weakness in demand for some of our products as a result of general economic conditions. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under our new credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot be assured, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our new credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay or refinance our indebtedness, including our existing credit facility or our senior subordinated notes, or to fund our acquisition strategy or meet our other liquidity needs. If we are unable to achieve the financial ratios specified in our new credit facility, we could be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase, which could adversely impact our future earnings. We may need to refinance all or a portion of our indebtedness, including our senior subordinated notes on or before maturity. We cannot be assured that we will be able to refinance any of our indebtedness, including our new credit facility and our senior subordinated notes, on commercially reasonable terms or at all. See “—Certain Risk Factors—Restrictive covenants in our senior secured credit facility, the indenture governing our senior subordinated notes and our senior unsecured term loan may restrict our ability to pursue our business strategies.”

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the statement as of June 1, 2003. The statement had no material impact on our results of operations or financial condition.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN No. 46 implementation issues. FIN 46-R is effective for Dresser, a nonpublic entity as defined, immediately for any variable interest entity created after December 31, 2003 and by the beginning of the first annual period beginning after December 15, 2004 for all variable interest entities subject to FIN 46-R. We are in the process of assessing the effect FIN 46-R may have on our reported assets, liabilities or operations, however we believe FIN 46-R will not have a material effect on our results of operations or net assets. The effect, if any, would most likely be a gross up of assets and liabilities arising from consolidation of certain previously unconsolidated entities.

In January 2004, the FASB issued FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”. FSP 106-1 was amended by FSP 106-2 in May 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. We have elected to early adopt FSP 106-2 as of April 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers who provide prescription drug coverage for retirees eligible for Medicare. We amended our other postretirement benefit plans to encompass the new retiree prescription drug benefit coverage by Medicare, and as a result, recorded a net benefit of $1.6 million related to the first six months of 2004 in the second quarter which was reflected as a reduction of selling, engineering, administrative and general expense. The plan amendments decreased our accumulated postretirement benefit obligation by approximately $27.7 million. We have elected not to apply for federal subsidies eligible under the Act.

Certain Risk Factors

Set forth below are important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by our management.

Our operating results could be harmed during economic or industry downturns.

The businesses of most of our customers, particularly oil, gas and engineering and construction companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. For example, in 2001 and 2002 we experienced the effects of a contracting global economy, which resulted in lower capital expenditure budgets of our customers, which in turn, adversely affected demand for and pricing of our products and services. In addition, because we only compete in some segments of the energy infrastructure and oil field equipment industries, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole.

Currently, oil and gas prices are high and our oil company customers are experiencing increased profitability, resulting in a high level of demand for our products. The current level of oil and gas prices may not continue, and the results of any future industry downturns may materially adversely affect our business, results of operations and financial condition.

The loss of one of our large customers, or failure to win national, regional and global contracts from an existing customer, could reduce our cash flow, market share and profits.

For the six months ended June 30, 2004, our largest customer represented approximately 2.1% of our total revenues, and our top ten customers collectively represented approximately 14.5% of our total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a greater percentage of our sales. We could also lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

We face intense competition.

We encounter intense competition in all areas of our business. Some of our competitors have greater financial and other resources than we do. Competition in our primary business segments is based on a number of considerations including product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand more technologically advanced and integrated products and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support and our distribution networks. We believe that in order to maintain our competitiveness we need to continue to focus on increasing operational efficiency. This focus includes our on-going initiatives to increase manufacturing efficiencies, improve supply chain capabilities, reduce scrap and rework, consolidate raw material sources, increase global procurement and improve working capital efficiency. We may have to adjust the prices of some of our products to stay competitive, which could have a material adverse effect on our revenues and profitability. We cannot assure you that we will have sufficient resources to continue to make such investments, achieve our stated objectives or maintain our competitive position.

We have experienced material weaknesses in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

During the past two years, we have identified a number of “material weaknesses” and “reportable conditions” in our internal financial controls. Some of these weaknesses resulted in errors in our historical financial statements, which in turn resulted in a restatement of our financial statements for 1999 through 2001 and our financial statements for periods prior to 2001 became unaudited.

Although we have taken significant steps to correct the internal control deficiencies that resulted in the restatement of our financial statements, during the audit of our 2003 financial statements we noted a material weakness with respect to our on/off valve operations located in Houston, Texas, including general accounting, inventory reconciliation and correction and accounting for large project contracts. We also noted a reportable condition with respect to the operation of our finance organization, including our consolidation process, and inconsistency and lack of rigor in the application of company policy.

In June 2004, the Public Company Accounting Oversight Board, or PCAOB, adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act, which include revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defined a material weakness as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Although we are not currently subject to Section 404, we have examined the definitions contained in PCAOB pronouncement. The new rules describe certain circumstances as being both significant deficiencies and strong indicators that a material weakness in internal control over financial reporting exists. In reviewing our internal control over financial reporting, we have identified a number of these specific circumstances, including (a) identification by our auditors of material misstatements in internal drafts of our financial statements that were not initially identified by our internal control process, (b) an ineffective internal audit function, and (c) an ineffective control environment. We have evaluated these deficiencies and determined that an additional material weakness in our internal control over financial reporting exists with respect to our ability to properly monitor and account for non-routine transactions and to apply U.S. GAAP in transactions subject to new or complex accounting pronouncements.

We have taken and continue to take steps to correct these internal control deficiencies. The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our interim financial statements is subject to continued management review supported by confirmation and testing by our internal auditors, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. Beginning with the year ending December 31, 2005, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on our management’s assessment. We have substantial effort ahead of us to complete documentation of our internal control system and financial processes, information systems, assessment of their design, remediation of any control deficiencies identified in these efforts and management testing of the design and operation of internal controls. We cannot assure you that we will be able to complete the required management assessment by our reporting deadline. An inability to complete and document this assessment could result in a scope limitation qualification or a scope limitation disclaimer by our auditors on their attestation of our internal controls. In addition, if a material weakness was identified with respect to our internal control over financial reporting, we would not be able to conclude that our internal controls over financial reporting were effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our financial statements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside the United States for the year ended December 31, 2003, were 57% of our total sales for that year. Since 2001, our sales outside the United States as a percentage of our total sales has increased, and we expect this percentage to continue to increase in the foreseeable future. Accordingly, significant negative events affecting the markets where we operate, or other international markets, could jeopardize or limit our ability to transact business in the manner we expect, which could adversely affect our business, revenues and operating results. Some of these factors include:

•	changes in foreign currency exchange rates;

•	exchange controls or other currency restrictions;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	hyperinflation and adverse economic conditions stemming from governmental attempts to reduce inflation, or deflation;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	changing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by non-U.S. subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unexpected changes in regulatory requirements.

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

Fluctuations in the value of the U.S. dollar may affect our results of operations. Because our financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings in U.S. dollars. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in Euros or other foreign currencies. Significant changes in the value of the Euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt. In 2003, foreign currency appreciation (particularly the value of the Euro relative to the U.S. dollar) significantly increased our revenues and backlog. In the future, any foreign currency depreciation relative to the U.S. dollar would decrease our revenues and backlog.

In addition to currency translation risks, we incur currency transaction risks whenever we or one of our subsidiaries enter into a purchase or sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We have in the past experienced and expect to continue to experience economic losses and gains and negative and positive impacts on earnings as a result of foreign currency exchange rate fluctuations, particularly as a result of changes in the value of the Euro. We expect that the portion of our revenues denominated in non-U.S. dollar currencies will continue to increase in future periods.

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

In addition, as a U.S. company, we are subject to the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Although we make every effort to comply with the FCPA and to ensure that our employees comply with the FCPA, we cannot assure you that such precautions will protect us against liability under the FCPA, particularly as a result of actions taken in the past, or which may be taken in the future by our agents, employees and intermediaries for whom we may have exposure under the FCPA. Certain of our non-U.S. subsidiaries and joint ventures have operations in, manufacture goods destined for, or render services to, countries that are currently subject to trade restrictions and economic embargoes that prohibit U.S. incorporated entities, U.S. citizens and residents from engaging in commercial, financial or trade transactions with such countries, unless authorized by the Office of Foreign Assets Control, or OFAC, or exempted by statute. If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may have an adverse effect on our business, financial condition and results of operations.

We may not be able to achieve all of our expected cost savings.

Our business plan anticipates significant cost savings. We may not be able to achieve all of our expected cost savings. A variety of risks could cause us not to achieve the benefits of the expected cost savings, including, among others, the following:

•	higher than expected costs relating to facility consolidations;

•	higher than expected severance costs related to headcount reductions;

•	delays in the anticipated timing of activities related to our cost-saving plan; and

•	other unexpected costs associated with operating our business.

Disruptions and uncertainties caused by war or terrorism could adversely affect our business.

Acts of war and/or acts of terrorism could have a material adverse impact on our business, results of operations and financial condition. The threat of terrorism, war, heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to the economies of the countries in which we do business and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

In addition, there is intense competition to establish proprietary rights to these new products and the related technologies. The technology and software in our products, including electronic components, point-of-sale systems and related products, are growing increasingly sophisticated and expensive. Several of our competitors have significantly greater financial, technical and marketing resources than we do, and have a lower debt burden. These competitors may develop proprietary products that are superior to ours or integrate new technologies more quickly than we do. We may not be able to obtain rights to this technology. We may also face claims that our products infringe patents that our competitors hold. Any of these factors could harm our relationship with customers and reduce our sales and profits.

Issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us.

Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. Protecting our intellectual property can be expensive and may not be cost effective. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize our technologies, which could materially adversely affect our business, results of operations and financial condition.

Environmental compliance costs and liabilities could adversely affect our financial condition.

Our operations and properties are subject to stringent laws and regulations relating to environmental protection, including laws and regulations governing the investigation and cleanup of contaminated properties as well as air emissions, water discharges, waste management and workplace health and safety. Such laws and regulations are constantly changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. Further, they may require substantial expenditures for the installation of pollution control equipment or operational changes to limit pollution emissions and /or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in all relevant jurisdictions in which we operate as these requirements change.

We have incurred, and expect to continue to incur, both operating and capital costs to comply with environmental laws and regulations, including potentially substantial costs for remediation and investigation of some of our properties (many of which are sites of long-standing manufacturing operations). In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements or new claims for property damage or personal injury arising from environmental matters could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

As of June 30, 2004, we had approximately 8,900 employees. Approximately 30% of our workforce in the United States (14% of our global workforce) is represented by labor unions. Currently, of our eight material collective bargaining agreements, three will expire in 2005, two will expire in 2006, two will expire in 2008 and one will expire in 2009. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements. The renegotiation of our existing collective bargaining agreements could result in significant increases in our labor costs. In addition, a breakdown in such negotiations could result in the disruption of our operations, which could materially adversely affect our business, financial condition and results of operations. For example, in May 2003, our labor agreement with the International Association of Machinists & Aerospace Workers, AFL-CIO District 10 at our Waukesha, Wisconsin manufacturing plant expired and we failed to reach agreement on a new labor contract at that time. The bargaining unit voted in favor of a strike on May 2, 2003. On July 23, 2003, we announced the signing of a new three-year labor agreement, and our union shop employees resumed work on July 28, 2003. The strike adversely affected our operating results for 2003.

If we lose our senior management, our business may be adversely affected.

The success of our business is largely dependent on our senior managers, as well as our ability to attract and retain other qualified personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

We rely on a limited number of third party suppliers and subcontractors for many specific components and sub-assemblies, and we may not be able to expediently obtain substitute suppliers and subcontractors if our supplies are interrupted.

We rely on non-affiliated suppliers and subcontractors for the supply of many specific components and sub-assemblies that are incorporated into our products. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any disruption in our relationships, we may be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components and sub-assemblies and the relatively long lead time needed to qualify new subcontractors may result in delays in delivery, interruption or delays in manufacturing and the cancellation of orders for our products, any of which could materially adversely affect our business, financial condition and results of operations.

We are dependent on the availability and pricing of raw materials and components.

We require substantial amounts of raw materials that we purchase from outside sources. Raw materials comprised approximately 48% of our total costs for the year ended December 31, 2003 and 41% for the six months ended June 30, 2004. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the supply of, and demand for, such raw materials, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials and components could materially adversely affect our operating results.

Steel and steel related products, for example, account for a significant portion of our raw materials. We have recently experienced significant price increases and may experience short-term supply disruptions in our supply of steel and steel related products in the future. Fluctuations in steel prices may result from relatively minimal changes in the supply of and demand for steel, market uncertainties and other factors beyond our control.

In addition, contracts with certain of our suppliers are short-term contracts. We cannot assure you that these suppliers will continue to provide raw materials to us at attractive prices, or at all, or that we will be able to obtain such raw materials in the future from these or other providers on the scale and within the time frames we require. Any failure to obtain such raw materials on a timely basis at an affordable cost, or any significant delays or interruptions of raw materials, could have a material adverse effect on our business, financial condition and results of operations.

In addition, certain of our suppliers, in turn, rely on sole or limited sources of supply for components included in their products. Failure of our suppliers to adjust to meet such increasing demand may prevent them from continuing to supply components in the quantities and the quality and at the times we require, or at all. Our inability to obtain sufficient quantities of sole or limited source components or to develop alternative sources if required could result in delays and increased costs in the expansion of our operations or our inability to properly maintain our existing level of operations. Such occurrences would have a material adverse effect on our business, financial condition and results of operations.

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

We are controlled by First Reserve and Odyssey, whose interests may not be aligned with your interests.

A holding company controlled by First Reserve, Odyssey and their affiliates own approximately 92.5% of the outstanding voting stock of our indirect parent company and, therefore, has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors of Dresser Ltd., appointment of management, entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.

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

Our business strategy includes the evaluation of selective acquisition opportunities, which may place significant demands on our resources. We may not be successful in identifying suitable acquisition opportunities, and, if we do identify such opportunities, we may not be able to obtain acceptable financing for the acquisition, reach agreeable terms with acquisition candidates or successfully integrate acquired businesses.

An element of our business strategy is the acquisition and integration of complementary businesses. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition candidates. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels thereby limiting our ability to grow.

We have entered into, and may in the future enter into, joint venture transactions. These transactions present many of the same risks involved in acquisitions and may also involve the risk that our joint venture partners have economic, business or legal interests that are inconsistent with ours.

Our growth through selective acquisitions may place significant demands on our management and our operational and financial resources. Acquisitions involve numerous risks, including the diversion of our management’s attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth, the possibility of increased leverage or equity dilution and the potential loss of key employees.

We also may encounter difficulties in integrating any businesses we may acquire, or have recently acquired, with our existing operations. The success of these transactions depends on our ability to:

•	successfully merge corporate cultures and operational and financial systems and controls;

•	realize marketing and cost reduction synergies; and

•	as necessary, retain key management members and technical personnel of acquired companies.

If we fail to integrate acquired businesses successfully, or to manage our growth, that failure could have a material adverse effect on our business. Further, we may be unable to maintain or enhance the profitability of any acquired business, consolidate its operations to achieve cost savings or maintain or renew any of its contracts.

In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on any company that we may acquire or have recently acquired. Also, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. Any of our rights to indemnification from sellers to us, even if obtained, may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Our substantial indebtedness could adversely affect our financial condition.

We are a highly leveraged company. As of June 30, 2004, we had $1,096.5 million of outstanding long-term indebtedness, including the current portion, $6.5 million of short-term notes and shareholders’ deficit of $318.3 million. This level of indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	a substantial portion of our cash flows from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;

•	there may be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and

•	a substantial portion of our indebtedness has variable interest rates and increased interest rates could significantly increase our interest cost and reduce our liquidity.

Despite our substantial indebtedness, we may still incur significantly more debt. This could intensify the risks described above.

The terms of our credit facility, the indenture governing our subordinated notes and our new $125 million senior unsecured term loan facility do not prohibit us from incurring significant additional indebtedness in the future, including indebtedness for acquisitions. As of June 30, 2004, we had $55.4 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

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

As of June 30, 2004, the notes and the subsidiary guarantees are subordinated to $535 million of long-term indebtedness, including the current portion, and approximately $55.4 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

Restrictive covenants in our senior secured credit facility, the indenture governing our senior subordinated notes and our senior unsecured term loan facility may restrict our ability to pursue our business strategies.

Our senior secured credit facility, the indenture governing our senior subordinated notes and our senior unsecured term loan facility limit our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our common stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

In addition, our existing credit facility requires us to maintain certain financial ratios. We may not be able to maintain these ratios. We have in the past sought and obtained a number of amendments to our existing credit facility to allow us greater flexibility to maintain these ratios. Covenants in our existing credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities. Our new credit facility may contain similar restrictions and covenants to those in our existing credit facility, and may restrict our ability to pursue business strategies.

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

During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not have a material effect on our business, financial condition or results of operations. However, any material litigation or litigations that are material in the aggregate, and for which we are not indemnified, may materially adversely impact our future results of operations.

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

The guarantors of our outstanding notes include our wholly-owned domestic subsidiaries. However, the financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the six months ended June 30, 2004 of our subsidiaries that are not guarantors were $456.9 million. As of June 30, 2004, those subsidiaries held 56.2% of our total assets. Each of the subsidiary guarantors would be released from its guarantee of the notes if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned.” The indenture does not restrict our ability to do so.

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

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$3.1	$—	$—	$—	$—	$—	$3.1	$0.1
Avg. Contract Rate	110.4896	—	—	—	—	—	—	—
Euro
Contract Amount	$43.8	$19.4	$—	$—	$—	$—	$63.2	$(0.2)
Avg. Contract Rate	1.2085	1.2146	—	—	—	—	—	—
Related forward contracts to buy GBP
Euro
Contract Amount	$0.9	$—	$—	$—	$—	$—	$0.9	$—
Avg. Contract Rate	0.6705	—	—	—	—	—	—	—
Related forward contracts to buy USD
South African Rand
Contract Amount	$1.2	$0.2	$—	$—	$—	$—	$1.4	$(0.1)
Avg. Contract Rate	7.0157	6.8310		—		—		—
Euro
Contract Amount	$2.8	$3.4	$—	$—	$—	$—	$6.2	$—
Avg. Contract Rate	1.1764	1.1459	—	—	—	—	—	—
Japanese Yen
Contract Amount	$4.0	$17.0	$—	$—	$—	$—	$21.0	$(0.1)
Avg. Contract Rate	107.6833	107.3250	—	—	—	—	—	—
British Pound
Contract Amount	$4.2	$2.6	$—	$—	$—	$—	$6.8	$—
Avg. Contract Rate	1.6734	1.4900	—	—	—	—	—	—
Canadian Dollar
Contract Amount	$6.1	$21.2	$—	$—	$—	$—	$27.3	$(0.1)
Avg. Contract Rate	1.3344	1.3415	—	—	—	—	—	—
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.3	$—	$—	$—	$—	$—	$0.3	$—
Avg. Contract Rate	8.4184	—	—	—	—	—	—	—
British Pound
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—
Avg. Contract Rate	0.6890	—	—	—	—	—	—	—
Japanese Yen
Contract Amount	$0.1	$—	$—	$—	$—	$—	$0.1	$—
Avg. Contract Rate	131.3400	—	—	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	1.3	2.7	0.9	0.7	0.7	551.7	558.0	592.0
Average Interest Rate	9.30%	9.31%	9.32%	9.34%	9.34%	9.36%
Variable Rate	—	4.1	4.1	4.1	199.8	322.8	534.9	541.2
Average Interest Rate	—	4.85%	5.57%	6.04%	6.45%	7.13%
Euro Functional Currency
Fixed Rate	0.4	1.1	1.1	0.6	0.4	—	3.6	3.9
Average Interest Rate	4.17%	4.20%	4.26%	4.44%	4.50%	—

Item 4.	Controls and Procedures

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

In the course of the audit of our financial statements for the year ended December 31, 2003, we identified a material weakness and a reportable condition regarding various elements of our system of internal controls. We noted a material weakness with respect to our on/off valve operations located in Houston, Texas, including general accounting, inventory reconciliation and correction and contract accounting for large projects. We also noted a reportable condition with respect to the operation of our finance organization, including our consolidation process, and inconsistency and lack of rigor in the application of company policy.

In June 2004, the Public Company Accounting Oversight Board, or PCAOB, adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act, which include revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defined a material weakness as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Although we are not currently subject to Section 404, we have examined the definitions contained in the PCAOB pronouncement. The new rules describe certain circumstances as being both significant deficiencies and strong indicators that a material weakness in internal control over financial reporting exists. In reviewing our internal control over financial reporting in connection with the preparation of this Quarterly Report on Form 10-Q, we have identified a number of these specified circumstances, including (a) identification by our auditors of material misstatements in internal drafts of our financial statements that were not initially identified by our internal control process, (b) an ineffective internal audit function and (c) an ineffective control environment. We have evaluated these deficiencies and determined that an additional material weakness in our internal control over financial reporting exists with respect to our ability to properly monitor and account for non-routine transactions and to apply U.S. GAAP in transactions subject to new or complex accounting pronouncements.

In addition, in April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. See Note 10 to the financial statements included elsewhere in this report.

As required by SEC Rule 13a-15(b), management conducted an evaluation with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2004. Management has undertaken the following initiatives with respect to our disclosure controls and procedures:

•	We have appointed new controllers for both the on/off product line and its North American operations, and hired additional personnel to increase the depth of accounting experience in our Houston on/off valve operations. We have also hired an experienced controller to oversee contract accounting.

•	We have established enhanced corporate oversight of the accounting at our Houston on/off valve operation, and expect to continue this oversight throughout 2004. Additionally, we have conducted quarterly physical inventories at this location and expect to do so until we determine that an adequate control environment exists.

•	We have significantly increased the number and skills of management and staff personnel in our accounting and finance organization to increase our depth of experience in accounting, SEC reporting matters and internal audit. We have appointed new controllers at six of our eight principal operating units, and expect to be adequately staffed within the third quarter with the hiring of an additional Director of Accounting in our corporate office. Additionally, we have recently hired a new Director of Internal Audit from outside the Company. He reports to our Chief Executive Officer and the Audit Committee, and will work with management to enhance the effectiveness of our internal audit function. We are continuing to monitor and review the overall adequacy of our personnel and expect to make additional changes, including implementation of processes to identify and review all significant or non-routine issues.

•	We continue to review and revise a number of our disclosure and accounting policies and procedures, including internal employee training, in order to strengthen and establish greater uniformity in their application.

•	We have undertaken a plan to adopt an enterprise resource planning system solution to replace the current variety of systems we used for operating and financial reporting throughout our global organization. We have installed this system at our corporate accounting department and have completed the global design of the system for our operating units. We expect to complete an initial pilot implementation of this system in our U.S. retail fueling operation in 2004.

•	We have undertaken a separate project to install new data collection, consolidation and reporting process and systems company wide to significantly increase the consistency and transparency of our consolidation and financial reporting.

Although we have undertaken the foregoing initiatives, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We are taking steps to refine our internal controls and procedures to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act, and the efficacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, additional changes will be made to our internal controls and procedures. Other than the foregoing initiatives since the date of the evaluation supervised by our management, there have been no material changes in our disclosure controls and procedures, including our internal controls over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal proceedings, none of which is deemed material for reporting purposes. Information relating to various commitments and contingencies is described in Note 10 of the financial statements in this Form 10-Q.

Item 6.	Exhibits and Reports on Form 8-K

a.)	Exhibits

Exhibit No.	Description of Exhibit

2.1	Purchase and Sale Agreement dated May 21, 2004 by and among Dresser, Inc. DEG Italia S.p.A, as buyers, and Nuovo Pignone S.p.A, as seller (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on June 18, 2004)

*31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith

b.)	Reports on Form 8-K

Current Report on Form 8-K dated May 13, 2004 reporting under Item 12. Results of Operations and Financial Condition announcing the Company’s financial results for the first quarter of 2004.

Current Report on Form 8-K dated May 21, 2004 reporting under Item 9. Regulation FD Disclosure announcing the Company’s agreement to purchase the distribution business of Nuovo Pignone, S.p.A.

Current Report on Form 8-K dated June 18, 2004 reporting under Item 2. Acquisition and Disposition of Assets announcing the Company’s acquisition of the distribution business of Nuovo Pignone, S.p.A.

Current Report on Form 8-K dated July 30, 2004 reporting under Item 9. Regulation FD Disclosure announcing the Company made an optional prepayment on its senior secured term C loan.

Current Report on Form 8-K/A dated June 4, 2004 reporting under Item 2. Acquisition and Disposition of Assets and Item 7. Financial Statements and Exhibits reporting audited financial statements of the distribution business of Nuovo Pignone S.p.A for the three years ended December 31, 2003, unaudited financial statements for the three months ended March 31, 2004 and 2003, and pro forma financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRESSER, INC.

Date: August 12, 2004	By:	/S/ STEVEN G. LAMB
Steven G. Lamb Chief Executive Officer and President

/S/ JAMES A. NATTIER James A. Nattier Executive Vice President and Chief Financial Officer

/S/ THOMAS J. KANUK Thomas J. Kanuk Corporate Controller and Chief Accounting Officer