Form 10-Q/A
period 2004-06-30
DRESSER INC
filed 2004-08-12
CIK 1140415

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

DRESSER, INC.

PART I. FINANCIAL INFORMATION

We are amending our Form 10-Q for the quarterly period ended June 30, 2004 in order to report proceeds from issuance of long-term debt set forth in our condensed consolidated statements of cash flows on Page 5 of this report as $172.4 million. As a result of an inadvertent printing error, the amount was incorrectly reported as $(172.4) million in the condensed consolidated statements of cash flow in our Form 10-Q for the quarterly period ended June 30, 2004 that we filed earlier today on August 12, 2004. No other changes have been made in this amendment.

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

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(0.3)	$(23.0)
Adjustments to reconcile net loss to cash flow (used in) provided by operating activities:
Depreciation and amortization	22.0	21.3
Equity in earnings of unconsolidated subsidiaries	(1.6)	(1.5)
Loss on repayment of debt	16.9	0.1
Loss on foreign currency exchange	0.8	7.9
Amortization of deferred financing fees, net of amortization of bond premium	0.8	3.0
Impairment of assets	1.0	5.0
Changes in operating assets and liabilities, net of acquisition of business:
Receivables	(47.8)	(14.8)
Inventories	(6.7)	11.4
Accounts payable	14.5	2.1
Accrued expenses	5.2	10.5
Pension and other retiree benefit obligations	3.7	8.9
Other	(14.2)	(27.5)

Net cash (used in) provided by operating activities	(5.7)	3.4

Cash flows from investing activities:
Acquisition of business	(171.5)	—
Acquisition of assets	—	(15.4)
Capital expenditures	(28.5)	(7.4)
Proceeds from sale of assets	0.3	—

Net cash used in investing activities	(199.7)	(22.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	172.4	—
Repayment of long-term debt (including current portion)	(25.2)	(7.5)
Net increase (decrease) in short-term notes payable	3.7	(1.1)
Payment of deferred financing fees	—	(1.3)
Purchase of shares, net of proceeds from escrow and exercise of stock options	(1.9)	—
Changes in restricted cash	(1.3)	5.3

Net cash provided by (used in) financing activities	147.7	(4.6)

Effect of translation adjustments on cash	(0.8)	4.9

Net decrease in cash and cash equivalents	(58.5)	(19.1)
Cash and cash equivalents, beginning of period	148.9	112.0

Cash and cash equivalents, end of period	$90.4	$92.9

Non-cash financing activity:
Refinancing of long-term debt, net of transaction fees	$381.6	$—
Deferred financing fees related to acquisition of Nuovo Pignone	3.2	—
Reclassification of mandatorily redeemable common stock to additional paid-in-capital	5.5	—
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$37.6	$38.6
Income taxes	7.1	4.7

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

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$(0.3)	$20.5	$19.8	$(40.3)	$(0.3)
Adjustments to reconcile net income (loss) to cash flow (used in) provided by operating activities:
Depreciation and amortization	2.9	—	19.1	—	22.0
Equity earnings of unconsolidated and consolidated subsidiaries	(20.5)	(19.8)	(1.6)	40.3	(1.6)
Loss on repayment of debt	16.9	—	—	—	16.9
Impairment of assets	1.0	—	—	—	1.0
Loss on foreign currency exchange	0.8	—	—	—	0.8
Amortization of deferred financing fees, net of amortization	0.8	—	—	—	0.8
Other changes, net	(68.7)	(0.6)	24.0	—	(45.3)

Net cash provided by (used in) operating activities	(67.1)	0.1	61.3	—	(5.7)

Cash flows from investing activities:
Acquisition of business	—	—	(171.5)	—	(171.5)
Capital expenditures	(9.8)	—	(18.7)	—	(28.5)
Proceeds from sale of assets	—	—	0.3	—	0.3

Net cash used in investing activities	(9.8)	—	(189.9)	—	(199.7)

Cash flows from financing activities:
Advances to (from) affiliates:	(106.0)		106.0		—
Payment of deferred financing fees	—	—	—	—	—
Increase in short term notes payable	1.6	—	2.1	—	3.7
Proceeds from the issuance of long-term debt	171.8	—	0.6	—	172.4
Repayment of long-term debt (including current portion)	(25.0)	—	(0.2)	—	(25.2)
Purchase of shares, net of escrow and stock options	(1.9)	—	—	—	(1.9)
Proceeds from exercise of stock options	—	—	—	—	—
Changes in restricted cash	—	—	(1.3)	—	(1.3)

Net cash provided by financing activities	40.5	—	107.2	—	147.7
Effect of translation adjustments on cash	—	—	(0.8)	—	(0.8)

Net increase (decrease) in cash and cash equivalents	(36.4)	0.1	(22.2)	—	(58.5)
Cash and cash equivalents, beginning of period	80.0	—	68.9	—	148.9

Cash and cash equivalents, end of period	$43.6	$0.1	$46.7	$—	$90.4

Non-cash financing activity
Refinancing of long-term debt, net of transaction fees	$381.6	—	—	—	$381.6
Deferred financing fees related to acquisition of Nuovo Pignone	3.2	—	—	—	3.2
Reclassification of mandatorily redeemable stock to paid-in-capital	5.5	—	—	—	5.5

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

In the first half of 2004, we have seen indications of improving market conditions in our pressure relief, natural gas solutions and instruments product lines. In the pressure relief product line, aftermarket sales have been relatively weak in the U.S. and Europe, partially offset by growth in other international sales. In the natural gas solutions product line (formerly the metering and piping specialties product line) in 2003, relatively weak demand in the U.S. business was offset by growing international sales in Asia, Europe, and South America. A substantial part of the instrument product line has exposure to industries outside of energy. In 2003, a weak manufacturing economy in the U.S. negatively affected product sales, partially offset by the introduction of new products.

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