Form 10-Q
period 2004-09-30
DRESSER INC
filed 2004-11-15
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of common stock (par value $0.01 per share) as of November 15, 2004 was 1,000.

DRESSER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$508.3	$417.5	$1,440.4	$1,183.8
Cost of revenues	360.9	306.1	1,025.2	871.4

Gross profit	147.4	111.4	415.2	312.4
Selling, engineering, administrative and general expenses	116.7	88.8	325.2	272.5

Operating income	30.7	22.6	90.0	39.9
Interest expense	(20.2)	(21.2)	(74.7)	(62.9)
Interest income	0.4	0.5	0.9	2.4
Other income (expense), net	(0.8)	(0.8)	(0.7)	7.4

Income (loss) before income taxes	10.1	1.1	15.5	(13.2)
Provision for income taxes	(6.1)	(10.8)	(13.3)	(21.0)

Income (loss) before equity interests	4.0	(9.7)	2.2	(34.2)
Equity in earnings of unconsolidated subsidiaries	0.8	0.5	2.4	2.0
Minority owner’s share of consolidated subsidiaries	(0.7)	—	(0.8)	—

Net income (loss)	$4.1	$(9.2)	$3.8	$(32.2)

Basic and diluted net income (loss) per share	$4,100	$(9,200)	$3,800	$(32,200)

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share information)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$102.0	$148.9
Restricted cash	2.3	0.7
Accounts receivable, net of allowance for doubtful accounts of $13.6 and $15.1	378.7	276.2
Notes receivable	5.5	4.4
Inventories	338.2	290.3
Other current assets	22.7	20.5

Total current assets	849.4	741.0

Property, plant and equipment, net	226.9	208.1
Investments in unconsolidated subsidiaries	8.4	7.3
Deferred financing fees	25.5	40.2
Goodwill	396.0	315.2
Other assets	122.0	92.4

Total assets	$1,628.2	$1,404.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$259.7	$198.4
Notes payable	8.7	2.9
Current maturities of long-term debt	3.0	2.7
Payroll and other compensation	58.6	47.6
Accrued expenses	160.6	145.2

Total current liabilities	490.6	396.8

Pension and other retiree benefit obligations	341.9	340.1
Long-term debt, net of current maturities	1,072.5	941.4
Other liabilities	20.8	25.2

Total liabilities	1,925.8	1,703.5

Commitments and contingencies	—	—
Minority interest	3.5	0.4
Mandatorily redeemable common stock of Dresser, Ltd.	7.4	12.9

Shareholders’ deficit:
Common stock $0.01 par value; issued and outstanding: 1,000 shares	—	—
Additional paid in capital	453.9	442.5
Loan to Dresser, Ltd.	(1.6)	—
Dividends in excess of net book value	(595.8)	(595.8)
Accumulated deficit	(108.9)	(112.7)
Accumulated other comprehensive loss	(56.1)	(46.6)

Total shareholders’ deficit	(308.5)	(312.6)

Total liabilities and shareholders’ deficit	$1,628.2	$1,404.2

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3.8	$(32.2)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Depreciation and amortization	35.6	31.7
Equity in earnings of unconsolidated subsidiaries	(2.4)	(2.0)
Loss on repayment of debt	16.6	0.1
Gain on sale of assets	(3.5)	—
Loss on foreign currency exchange	1.7	7.1
Amortization of deferred financing fees, net of amortization of bond premium	2.8	4.5
Changes in operating assets and liabilities, net of acquisition of business:
Receivables	(37.9)	(19.6)
Inventories	(18.0)	0.2
Accounts payable	23.0	10.0
Accrued expenses	20.7	39.5
Pension and other retiree benefit obligations	(0.3)	6.6
Other	(10.4)	(8.5)

Net cash provided by operating activities	31.7	37.4

Cash flows from investing activities:
Acquisition of businesses	(174.0)	—
Acquisition of assets	—	(15.4)
Capital expenditures	(36.5)	(17.8)
Proceeds from sale of assets	4.2	—
Changes in restricted cash	(1.6)	9.7

Net cash used in investing activities	(207.9)	(23.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	172.8	—
Repayment of long-term debt (including current portion)	(46.9)	(8.8)
Net increase (decrease) in short-term notes payable	5.9	(9.1)
Payment of deferred financing fees	—	(3.9)
Purchase of shares, net of proceeds from escrow and exercise of stock options	(1.9)	—

Net cash provided by (used in) financing activities	129.9	(21.8)

Effect of translation adjustments on cash	(0.6)	3.9

Net decrease in cash and cash equivalents	(46.9)	(4.0)
Cash and cash equivalents, beginning of period	148.9	112.0

Cash and cash equivalents, end of period	$102.0	$108.0

Non-cash financing activities:
Refinancing of long-term debt, net of transaction fees	$381.6	$—
Financing fees related to the acquisition of Nuovo Pignone	2.8	—
Reclassification of mandatorily redeemable common stock to additional paid-in-capital	5.5	—
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$44.2	$48.5
Income taxes	8.9	9.0

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

On July 3, 2002, Dresser modified its corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser. Dresser is now wholly owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. The former direct shareholders of Dresser collectively hold all of the shares of Dresser, Ltd. in proportion to their prior direct ownership interests in Dresser. Certain transactions conducted through Dresser, Ltd. (the parent) are reflected in the accounts of Dresser, Inc., in as much as the parent has no assets other than its investment in Dresser, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Significant Fourth Quarter Adjustment

We had significant adjustments to results of operations reported in the fourth calendar quarter of 2003, aggregating a $10.0 million decrease to pre-tax income and a $2.4 million decrease to income tax expense, which may affect comparability among quarters and between 2003 and 2004. We evaluated the effect of these adjustments and concluded the quarters to which the adjustments apply are indeterminate or the effect of the adjustments to prior quarters where determinable was not significant, as a whole or within any segment, in any quarter. The following table presents the effect of our significant fourth quarter adjustments on each of our segments.

(in millions)
Flow control	$(7.3)
Measurement systems	(1.6)
Compression and power systems	—
Corporate and other, net	(1.1)

Pre-tax income effect	$(10.0)

Note 2. Acquisitions

Research and Development Technology

In September 2004, we acquired several engines and core technology from Wartsila France SAS, for $12.3 million. The technology and engines were purchased for the purpose of advancing the development of new engine designs. In accordance with Statement of Financial Accounting Standards (“SFAS”) No.2 “Accounting for Research and Development Costs”, items acquired for a particular research and development project that have no alternative future use should be expensed at the time the costs are incurred. As a result, we recognized $12.3 million of expense in the third quarter, which was reflected in selling, engineering, administrative and general expense in our compression and power systems segment.

Nuovo Pignone

On June 4, 2004, we completed the purchase of the distribution business of Nuovo Pignone S.p.A., a subsidiary of General Electric Company, for approximately $170 million and approximately $1.5 million in direct acquisition costs. The purchased business includes a retail fueling systems operation, comprised of gasoline, liquefied petroleum gas and compressed natural gas dispenser products and services, and a gas meters operation, which manufactures and markets certain natural gas meters. This business generated $151.4 million of revenues in the year ended December 31, 2003. The acquisition is expected to substantially improve our market share in retail fueling, be complementary from a customer, product and geographical perspective and provide us with substantial cost saving opportunities. To finance the cash consideration related to the acquisition, we obtained additional borrowings under our existing credit facility in the amount of $175 million, which included $2.8 million of capitalized financing fees. The results of operations for this business are reflected in our measurement systems segment as of the beginning of June 2004.

We have accounted for the acquisition under the purchase method of accounting for business combinations and have preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. We have determined the existence of certain patents, trademarks, trade names and other intangibles and have assessed a preliminary value of approximately $13.7 million. We are in the process of obtaining valuations for certain assets and assessing certain liabilities and income taxes attributed to the transaction. We expect to complete our assessment by the end of 2004. The results of these valuations may impact our preliminary allocation of the purchase price. In addition, the purchase and sale agreement we entered into related to the acquisition allows for a post-closing adjustment period of 165 days after the closing date to calculate and finalize any net working capital adjustments, unless extensions of time are agreed to by both parties. We expect to complete our net working capital calculation by the end of 2004. While the allocation of the purchase price may be impacted by the net working capital calculation and other valuation analysis, we do not believe any resulting adjustments will have a material impact on the purchase price allocation or on the Company as a whole.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Accounts receivable	$67.3
Inventories	33.4
Other	0.7

Total current assets	101.4
Property, plant and equipment	22.1
Goodwill, deferred income taxes and intangible assets	98.2

Total assets acquired	$221.7

Accounts payable	$(39.9)
Accrued expenses	(7.2)

Total current liabilities	(47.1)
Employee benefits	(3.1)

Total liabilities	$(50.2)

Net assets acquired, including direct acquisition costs of $1.5 million	$171.5

The following selected unaudited pro forma information represents our consolidated results of operations for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003, as if we acquired the Nuovo Pignone distribution business as of the beginning of each period presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2004	2003
	(in millions, except per share amounts)
Revenues	$453.8	$1,507.6	$1,300.9
Net income (loss)	$(9.6)	$(1.7)	$(39.0)
Basic and diluted income (loss) per share	$(9,600)	$(1,700)	$(39,000)

Note 3. Stock-based compensation

Prior to 2004, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our stock-based plans. No stock-based compensation was reflected in our 2003 net loss, as all options granted under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the modified prospective method of adoption as provided by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, compensation cost recognized in 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from their original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Net income (loss)	$4.1	$(9.2)	$3.8	$(32.2)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3.0	—	3.4	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3.0)	(0.3)	(3.4)	(1.0)

Pro forma net income (loss)	$4.1	$(9.5)	$3.8	$(33.2)

Net income (loss) per share
Basic and diluted - reported	$4,100	$(9,200)	$3,800	$(32,200)

Basic and diluted - pro forma	$4,100	$(9,500)	$3,800	$(33,200)

In July 2004, we implemented a program allowing employee option holders the opportunity to surrender a portion of their current options in exchange for some combination of new time and performance options. The program was completed on August 23, 2004. In some foreign jurisdictions the program was structured as a cancellation of options and amendment of existing options to comply with foreign tax laws, but the end result of the program did not change. The replacement options were issued with the same exercise price as the original options ($40) and will vest and expire as if issued on the original issuance date of the surrendered options. The performance component of the performance options was modified to increase the likelihood for achievement of the performance conditions, and therefore acceleration of vesting of those options, through lower thresholds than the original performance criteria. Performance options automatically vest nine and one half years from the original issuance date, however vesting can be accelerated whereby 25% of these options can vest annually, should performance criteria be met in calendar years 2004 through 2007. All of the option holders exchanged their options. As a result, 234,333 options were surrendered, and 35,208 and 149,875 time-based and performance options, respectively, were issued in replacement. The incremental value associated with the cancellation and reissuance of these options did not have a significant impact on our stock-based compensation expense.

Additionally, in July 2004, the Company issued 258,750 new time-based options and 258,750 new performance options to certain employees. All options were issued with an exercise price of $40 per share, and generally expire ten years from the issuance date. The time options generally vest 20% on the first anniversary of the date of the grant then one forty-eighth of the remaining 80% per month thereafter until the options are fully vested, and the performance options vest automatically in nine and one half years, with vesting accelerated, up to 25% per year, should performance criteria be met in calendar years 2004 through 2007. Vesting and expiration dates for options issued to two employees are based on their date of employment and, as a result, their vesting is accelerated . The options are estimated to have five to six year expected lives, and the value of the options will be expensed over the expected vesting period of the respective options.

Note 4. Income (Loss) Per Share

We compute basic and diluted income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per share is determined by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is determined by dividing the net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. We had no potential common shares outstanding for any of the periods presented.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a reconciliation between basic and diluted weighted average shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions, except share and per share amounts)
Numerator:
Net income (loss)	$4.1	$(9.2)	$3.8	$(32.2)
Denominator:
Effect of common stock:
Basic and diluted weighted average shares of common stock	1,000	1,000	1,000	1,000

Basic income (loss) per share	$4,100	$(9,200)	$3,800	$32,200

Effect of dilutive securities:	—	—	—	—
Diluted income (loss) per share	$4,100	$(9,200)	$3,800	$32,200

Note 5. Restructuring and Other Exit Activities

We have initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” we recognize costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

We incurred $1.6 million and $6.5 million of restructuring charges for the three and nine months ended September 30, 2004, respectively. Restructuring charges of $0.3 million and $0.6 million have been reflected in cost of revenues for the three and nine months ended September 30, 2004. Restructuring charges of $1.3 million and $5.9 million have been reflected in selling, engineering, administrative and general expenses for the three and nine months ended September 30, 2004. During the first nine months of 2004, we incurred costs in connection with the continuation of (1) a consolidation of an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (2) a consolidation of a control valve operation in Burlington, Canada into existing facilities, (3) a consolidation of certain flow control operations in Houston, Texas into a single new facility, (4) a consolidation of a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden and (5) a decision to outsource the manufacturing of certain blowers. The costs associated with these actions for the nine months ended September 30, 2004 are as follows:

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at September 30, 2004
	(in millions)
Consolidate Berea operations
Other exit activities	$0.3	$(0.1)	$(0.2)	$—
Consolidate Burlington operations
Termination benefits	2.6	(1.3)	—	1.3
Consolidate Houston operations
Termination benefits	0.1	(0.1)	—	—
Other exit activities	3.0	(2.9)	—	0.1
Consolidate German retail fueling operations
Other exit activities	0.2	(0.2)	—	—
Outsource the manufacturing of certain blowers
Termination benefits	0.1	—	—	0.1
Other exit activities	0.2	(0.2)	—	—

Total	$6.5	$(4.8)	$(0.2)	$1.5

The restructuring charges by segment for the nine months ended September 30, 2004 are as follows:

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at September 30, 2004
	(in millions)
Flow control	$6.0	$(4.4)	$(0.2)	$1.4
Measurement systems	0.2	(0.2)	—	—
Compression and power systems	0.3	(0.2)	—	0.1

Total	$6.5	$(4.8)	$(0.2)	$1.5

In 2003, we incurred approximately $21.4 million in charges as a result of a decision to (1) consolidate a valve operation in Germany (EDG) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, (7) outsource the manufacturing of certain blowers, (8) consolidate a control valve operation in Burlington, Canada into existing facilities and (9) continue a reduction in our workforce. Accrued liabilities at September 30, 2004, related to the 2003 restructuring initiatives are as follows:

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Accrued at December 31, 2004	Cash Payments	Accrued at September 30, 2004
	(in millions)
Consolidate Berea operations
Termination benefits	$1.5	$(1.5)	$—
Consolidate German retail fueling operations
Termination benefits	3.2	(2.6)	0.6
Outsource the manufacturing of certain blowers
Termination benefits	1.7	(0.2)	1.5
Other exit activities	0.1	(0.1)	—
Consolidate Burlington operations
Termination benefits	0.8	(0.8)	—
Consolidate Houston operations
Termination benefits	1.3	(1.3)	—
Company wide reduction in force
Termination benefits	0.2	—	0.2

Total	$8.8	$(6.5)	$2.3

Note 6. Business Segment Information

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below presents revenues and operating income by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Revenues:
Flow control	$271.1	$253.8	$822.6	$729.3
Measurement systems	163.1	96.0	390.5	263.0
Compression and power systems	75.8	69.5	232.1	195.6
Reconciling items, including corporate	(1.7)	(1.8)	(4.8)	(4.1)

Total	$508.3	$417.5	$1,440.4	$1,183.8

Operating income:
Flow control	$21.3	$13.6	$53.2	$43.7
Measurement systems	24.9	13.1	55.2	17.2
Compression and power systems	(4.5)	1.4	12.5	4.7
Reconciling items, including corporate	(11.0)	(5.5)	(30.9)	(25.7)

Total	$30.7	$22.6	$90.0	$39.9

Note 7. Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (“LIFO”) method. All other inventories are valued on a first-in, first-out (“FIFO”) or weighted average cost basis.

Inventories on the LIFO method represented $72.4 million and $59.8 million of our total inventories as of September 30, 2004 and December 31, 2003, respectively. The excess of FIFO over LIFO costs was $69.9 million as of September 30, 2004 and December 31, 2003. Inventories are summarized as follows:

	September 30, 2004	December 31, 2003
	(in millions)
Finished products and parts	$231.8	$188.5
In-process products and parts	104.6	92.4
Raw materials and supplies	71.7	79.3

Inventories	408.1	360.2
Less:
LIFO reserve	(69.9)	(69.9)

Total inventories	$338.2	$290.3

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8. Pension and Other Retiree Benefit Obligations

We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans that cover a significant number of our employees. The following tables provide information related to our net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003:

	Defined Benefit Plans		Other Postretirement Plans		Defined Benefit Plans		Other Postretirement Plans
	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions)				(in millions)

Service cost	$1.8	$1.8	$0.5	$0.5	$5.3	$5.3	$1.5	$1.7
Interest cost	4.5	3.8	2.3	3.1	13.4	11.5	7.1	9.3
Amortization of prior service cost	0.5	0.5	(1.9)	(1.4)	1.6	1.6	(5.5)	(4.3)
Amortization of net loss	1.3	0.5	—	0.4	4.0	1.4	0.4	1.2
Transition obligation	0.4	0.5	—	—	1.3	1.4	—	—
Expected return on assets	(4.2)	(4.0)	—	—	(12.7)	(12.1)	—	—

Net periodic benefit cost	$4.3	$3.1	$0.9	$2.6	$12.9	$9.1	$3.5	$7.9

We made cash contributions of approximately $6.0 million to our domestic pension benefit plans during the nine months ended September 30, 2004. We expect to make additional cash contributions of $0.4 million throughout the remainder of 2004 and $9.1 million during the first half of 2005.

In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 was amended by FSP 106-2 in May 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. We adopted FSP 106-2 as of April 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers who provide prescription drug coverage for retirees eligible for Medicare. We recognized the effect of the new retiree prescription drug benefit coverage by Medicare, and as a result, recorded a net benefit of $1.6 million in the second quarter of 2004, which was reflected as a reduction of selling, engineering, administrative and general expense. The availability of the new Medicare drug coverage decreased our accumulated postretirement benefit obligation by approximately $27.7 million. We have elected not to apply for federal subsidies eligible under the Act.

Note 9. Debt

In March 2004, we completed a refinancing of approximately $382 million of our Tranche B term loan under our senior secured credit facility with a new six-year $125 million senior unsecured term loan and a new $260 million Tranche C term loan under our senior secured credit facility. The Tranche B term loan was paid in full with the completion of the refinancing. The $125 million senior unsecured term loan bears an interest rate of LIBOR (three-month LIBOR was 2.02% at September 30, 2004) plus 3.5%, and the Tranche C term loan bears an interest rate of LIBOR plus 2.5%. We elected to prepay $25 million of our Tranche C term loan at the time the refinancing was completed. The covenants contained in the agreement governing our new senior unsecured term loan are similar to the indenture governing our senior subordinated notes. In connection with the refinancing, we expensed approximately $16.6 million in deferred financing costs associated with the Tranche B term loan, which was reflected in interest expense in our condensed consolidated statements of operations.

In June 2004, in conjunction with our acquisition of the Nuovo Pignone distribution business, we obtained additional Tranche C term loan borrowings in the amount of $175 million, which included approximately $2.8 million in capitalized financing fees. In July and August 2004, we made optional prepayments of $10 million each on our Tranche C term loan. In October 2004, we made another $10 million prepayment on our Tranche C term loan. As a result of these optional prepayments, no mandatory principal payments are due on our Tranche C term loan until March 31, 2008.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 10. Comprehensive Income (loss)

The following table sets forth the components of comprehensive income (loss), net of income tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)		(in millions)

Net income (loss)	$4.1	$(9.2)	$3.8	$(32.2)
Other comprehensive (loss) income
Foreign currency translation adjustment	(0.2)	(8.0)	(6.1)	27.1
Unrealized gain (loss) on derivative instruments	0.5	(3.5)	(3.4)	(1.5)

Comprehensive income (loss)	$4.4	$(20.7)	$(5.7)	$(6.6)

Note 11. Commitments and Contingencies

Halliburton Indemnifications

In accordance with the agreement relating to our recapitalization transaction, Halliburton agreed to indemnify us for certain items. Those indemnified items include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of Dresser. In addition, Halliburton has agreed to indemnify us for certain other claims and liabilities, including: any other product liability claim made on or prior to closing of the recapitalization; any other loss, liability, damage or expense resulting from any action, suit or proceeding initiated prior to the closing; any asbestos claims (present or future) based on or arising out of events or occurrences with respect to our businesses prior to the closing; and certain environmental liability claims against us, to the extent that notice is given to Halliburton prior to the fifth anniversary of the closing. Halliburton had also agreed to indemnify us against any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing, but such rights with respect to those claims expired on April 10, 2004. The maximum aggregate amount of all losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. In the case of certain general indemnities in the recapitalization agreement, other than those described above, there is an aggregate $15.0 million deductible that is applicable prior to the indemnification obligations. In addition, any single claim for such indemnities is subject to a threshold of $0.5 million in the case where there was no knowledge of such claim by Halliburton and a $0.1 million threshold if there was knowledge. For purposes of determining the threshold or maximum amount of indemnity and other overall indemnity obligations, such amounts shall be offset by insurance proceeds received by us or the amount of tax benefit received by us. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. In December 2003, certain affiliates of Halliburton filed a petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Pennsylvania. In connection with the petition, the bankruptcy judge issued an order enjoining asbestos claims against the debtors and Halliburton, as well as asbestos claims against us, pending confirmation and effectiveness of a definitive plan of reorganization for the Halliburton affiliates subject to the bankruptcy petition. On July 21, 2004, the plan of reorganization was confirmed by the bankruptcy judge, and on July 26, 2004 the confirmation order was affirmed by the U.S. District Court for the Western District of Pennsylvania. The confirmation order was appealed to the United States Court of Appeals for the Third Circuit and, at the request of the debtors and certain of the debtors’ insurance carriers that had filed appeals, the District Court and the Court of Appeals have entered orders staying the confirmation order. As a result of those stays, the plan of reorganization has not yet been consummated. Subsequently, the debtors filed several motions with the Bankruptcy Court seeking approval of settlements with certain insurance carriers. The debtors have stated that if such settlements are approved the stay of the confirmation order will be lifted and the plan of reorganization will be consummated. The Bankruptcy Court has scheduled a hearing for November 18, 2004 to consider these motions.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization has also been enjoined pending effectiveness of the definitive plan of reorganization referred to above. However, this indemnification right is unnecessary as long as we are also protected by the injunction, as we are. We expect that our indemnity rights against Halliburton relating to asbestos claims based on events occurring prior to the closing of the recapitalization will terminate if the plan of reorganization is confirmed and becomes effective; however, such rights would no longer be necessary because the plan would require asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust to be established in the bankruptcy. If the plan of reorganization described above does not become effective, or if the injunction of asbestos claims against us is otherwise terminated and asbestos claimants are again permitted to proceed against us, we would immediately seek to terminate the injunction of our exercise of indemnification rights against Halliburton. Although we believe that in such a circumstance we would be able to terminate the injunction of our exercise of indemnification rights against Halliburton, we cannot assure you that we would succeed in doing so. See—”Environmental Matters.”

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

Environmental Matters

Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, handling, disposal and emission of various regulated substances. These environmental laws also impose liability for personal injury or property damage related to releases of hazardous substances. Under environmental laws, permits are required for operation of our businesses, and these permits are subject to renewal, modification and, in certain circumstances, revocation. We believe we are substantially in compliance with these laws and permitting requirements. Various and changing environmental laws allow regulatory authorities and private parties to compel (or seek reimbursement for) cleanup of environmental contamination at sites now or formerly owned or operated by our businesses and at facilities where our waste is or has been disposed. As a result, we spend money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements, or to respond to claims by third parties. Several such sites are currently being investigated and/or remediated under applicable environmental law. While we do not expect that the costs for such activities will be, in the aggregate, material, and also believe that the Halliburton indemnity (discussed above) will adequately cover these costs, we have set aside reserves for these costs. However, in the event that we were to incur these costs ourselves, these reserves may not fully cover the costs of such investigation and/or remediation. Going forward, we expect to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, we do not expect those costs, in the aggregate, to be material.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. Pursuant to the recapitalization agreement with Halliburton, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be “excluded liabilities,” whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of our businesses. The recapitalization agreement provides for certain indemnification obligations of Halliburton for losses and liabilities that we incur arising out of, among others, such “excluded liabilities.” Pursuant to a proposed bankruptcy plan of reorganization related to certain affiliates of Halliburton, our indemnification rights with respect to asbestos claims arising out of events occurring prior to the recapitalization may be replaced with a permanent injunction that would prevent asbestos claimants from proceeding against us. See “Halliburton Indemnifications,” and “Note 1. Organization and Basis of Presentation.”

We have not incurred, and do not believe that we will incur any material liability as a result of the past use of asbestos in products manufactured by the units of Dresser Industries retained by Halliburton or as a result of the past use of asbestos in products manufactured by the businesses currently owned by us or any predecessor entities of our businesses.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Legal Proceedings

In April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. With the assistance of outside counsel, we commenced a full investigation of the Dubai branch’s transactions with sanctioned countries. On July 9, 2004, we submitted preliminary voluntary disclosures of the Dubai branch transactions to the Commerce and Treasury Departments under their voluntary disclosure programs and committed to submit to these departments a report concerning the results of our investigation when it is concluded.

Thereafter, we expanded the investigation to include other Dresser affiliated offices that have since January 1999 engaged in transactions relating to U.S.-sanctioned countries (including those countries mentioned as well as Libya (prior to late April 2004), Cuba and Syria (since mid-May 2004)) to determine whether there were any other violations of U.S. laws related to export controls and economic sanctions.

The Audit Committee of the Board of Directors assumed oversight of the investigation in early October 2004. We currently expect the investigation will be completed and our final reports to the Commerce and Treasury Departments will be submitted during the first quarter of 2005.

The investigation has to date identified a significant number of sales by certain of our other foreign affiliates to sanctioned countries (in addition to such sales by the Dubai branch) that appear to have been performed without the required U.S. governmental authorizations. In some of these transactions, current and former employees of several foreign and U.S. entities (including the Dubai branch) appear to have understood that the sales were wrongful and in some instances took steps to conceal information about them.

The investigation to date has also found evidence of potential violations by the Company and certain of its U.S. operations in connection with sanctioned country sales. These include issuing bank guarantees, entering into agreements with foreign representatives, referring sales to foreign affiliates, and providing technical, business or other assistance or support in connection with foreign affiliate sales.

As part of its Management Integrity Initiative, the Company has commenced a comprehensive remedial program that is designed to prevent the risk of further unlawful transactions or unlawful facilitations of otherwise legal transactions by our foreign affiliates involving sanctioned countries. Actions that we have initiated include adoption of a requirement that the U.S. corporate legal department conduct a legal review of all pending or new sales by the Company’s foreign affiliates to sanctioned countries to determine whether such sales are permissible under applicable U.S. export control laws, issuance of further guidance to, and additional training of, our employees concerning the application of U.S. foreign trade controls, and reorganization of the Company’s management team that oversees compliance with these controls. At the conclusion of the investigation, we expect to take appropriate disciplinary action against personnel who willfully engaged in wrongful conduct.

Violations of the applicable Commerce and Treasury Department regulations restricting dealings with Iran, Sudan, Cuba and Syria (and, in the past, Iraq and Libya) may result in civil or criminal penalties, including fines and/or suspension of the privilege to engage in export trading or to have our foreign affiliates receive U.S.-origin goods, software or technology. Because the investigation is ongoing, we are unable to determine at this time the extent of the violations or the exact nature of the penalties to which the Company may be subjected as a result of any unauthorized dealings with U.S.-sanctioned countries. As a result, we cannot currently predict whether the ultimate resolution of this matter will materially adversely affect us financially, or our business including our ability to do business outside the United States. At this time, we have made no provision in our financial statements for any fines or penalties that might be incurred in this matter.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 12. Accrued Warranties

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Balance at the beginning of the period	$27.0	$20.8	$26.9	$18.9
Accruals for warranties issued during the period	5.0	5.6	16.4	13.8
Changes in accruals related to pre-existing warranties	0.4	0.1	2.0	2.5
Settlements made (in cash or in kind) during the period	(5.8)	(4.0)	(18.7)	(12.7)

Balance at the end of the period	$26.6	$22.5	$26.6	$22.5

Note 13. Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the statement in accordance with the pronouncement. The statement had no material impact on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51, “Consolidated Financial Statements” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”), to address certain FIN 46 implementation issues. FIN 46R provides guidance related to evaluating, identifying and reporting of variable interest entities, or VIEs, including entities commonly referred to as special purpose entities, or SPEs. FIN 46R requires us to consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FIN 46R, as the entity that absorbs a majority of the VIEs expected losses, receives a majority of the entity’s expected residual returns or both.

The provisions of FIN 46R became effective for us as of September 3, 2004, the date of the initial filing of Form S-1, for all VIEs subject to FIN 46R. Based on our evaluation, we do not believe we have ownership in any variable interest entities. Therefore, the adoption of FIN 46R had no impact on our financial position, results of operations or cash flows. However, in future periods we will apply the consolidation or disclosure requirements of FIN 46R if we should own any interest deemed to be a variable interest.

In January 2004, the FASB issued FASB FSP. No. 106-1, which was amended by FSP 106-2 in May 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. We adopted FSP 106-2 as of April 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers who provide prescription drug coverage for retirees eligible for Medicare. We recognized the effect of the new retiree prescription drug benefit coverage by Medicare, and as a result, recorded a net benefit of $1.6 million in the second quarter of 2004, which was reflected as a reduction of selling, engineering, administrative and general expense. The availability of the new Medicare drug coverage decreased our

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

accumulated postretirement benefit obligation by approximately $27.7 million. We have elected not to apply for federal subsidies eligible under the Act.

Note 14. Related Party Transactions

Halliburton

For the three and nine months ended September 30, 2004, we sold approximately $3.7 million and $6.5 million, respectively, of products and services to affiliates of Halliburton. Accounts receivable related to these affiliates of Halliburton totaled approximately $2.0 million at September 30, 2004. Approximately $0.2 million of accounts receivable due from Halliburton affiliates at September 30, 2004, comprise trade and other receivables due from Halliburton operating units that entered into plans of bankruptcy during 2003. We have evaluated the likelihood of collectibility of the amounts due and have concluded that our exposure to nonpayment is not significant.

Entech

In connection with our 2001 acquisition of Entech Industries, Inc. from funds managed by First Reserve and the other Entech shareholders, our consideration included issuing shares of our common stock in exchange for each outstanding share of Entech common stock. At the time we purchased Entech, certain former Entech shareholders had a put right with respect to their 27,908 shares of Entech common stock, which we assumed by giving them a similar put right with respect to the shares of our common stock they received in the acquisition. This put right allowed them to require us to purchase their shares of our common stock at a purchase price of 107.49 British Pounds per share, which represented an aggregate of approximately $5.3 million at December 31, 2003. In connection with the modification of our corporate structure in 2002, the shares subject to the put right became class A common shares of Dresser, Ltd. Due to Dresser, Ltd.’s having no substantive operations, the obligation relating to the put rights was reflected as mandatorily redeemable common stock in our financial statements. In April 2004, those former Entech stockholders exercised their put right. To facilitate the redemption of the shares, we purchased the shares on Dresser, Ltd.’s behalf, and established a loan to Dresser, Ltd. which is reflected as contra-equity in our financial statements. Accordingly, the shares were transferred from mandatorily redeemable stock to additional paid in capital to reflect the settlement of the put rights. The advance to Dresser, Ltd. is to be reduced by proceeds received by us on behalf of Dresser, Ltd. from the escrow account (discussed below) or from the exercise of stock options of Dresser, Ltd. common shares.

At the time of the Entech acquisition, the First Reserve funds invested in Entech and certain other Entech shareholders deposited into an escrow account shares of our common stock equal to the then aggregate value of certain known liabilities of Entech, including the value of the put right in excess of $40 per share, for us to use to satisfy those liabilities as they became due. In connection with the modification of our corporate structure in 2002, the shares deposited in the escrow account became common shares of Dresser, Ltd. Each First Reserve fund and the other two shareholders that deposited shares in the escrow account had the right to remove its shares from the escrow account upon substituting cash into the escrow account in an amount equal to $40 per share or a greater fair market determined by us, and either the shareholders or we could challenge the valuation used for any cash substitution. By June 2004, the shares in the escrow account held by First Reserve Funds and not previously used to satisfy other known Entech liabilities had been replaced with approximately $2.9 million in cash at a rate of $40 per share, which valuation was not challenged. The proceeds received from the escrow account were used to reduce the advance to Dresser, Ltd. The holders of the remaining 9,134 escrowed shares replaced their shares with approximately $0.3 million in cash in September 2004. We are now in the process of liquidating the escrow account and expect to complete the liquidation by the end of 2004. Accordingly, the remaining approximately $0.3 million has been offset against the advance to Dresser, Ltd. The difference between the amount we paid to the putting shareholders and the amount of funds in the escrow account at the time the put right was exercised, in excess of $40 per share repurchased, reflects the decreased value of the U.S. dollar against the British Pound since the closing of the Entech acquisition, when the dollar value of the put right and the other known liabilities addressed by the escrow account was estimated.

Cash received by us from the exercise of stock options totaling approximately $0.5 million has also reduced the advance to Dresser, Ltd., resulting in a loan receivable balance at September 30, 2004 of $1.6 million. The loan bears interest at LIBOR plus 2.75% and is payable on demand.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Dresser-Rand Group, Inc.

In October 2004, we agreed to license the “Dresser” name and mark to Dresser-Rand Group, Inc., owned by First Reserve, for a total of $5 million of consideration over a ten-year period. The agreement, which was approved by disinterested members of our Board of Directors, allows Dresser-Rand Group, Inc. world-wide, limited, nonexclusive, terminable license to use the “Dresser” name as part of any trade name, corporate name, domain name, trademark or service mark in connection with the Dresser-Rand business lines.

Note 15. Income Taxes

Our provision for income taxes differs from the statutory U.S. federal income tax rate due to the distribution of pre-tax income across geographical jurisdictions with different tax rates and the use of net operating losses in certain foreign jurisdictions for which a valuation allowance had been previously recorded. Additionally, we have provided a full valuation allowance against our U.S. deferred tax assets, and therefore have not provided any tax expense or benefit related to our U.S. operations for the periods presented.

We continue to evaluate the implications of the recently enacted American Jobs Creation Act of 2004. Due to our net operating loss carryforward and corresponding valuation allowance, we do not expect this Act to have an impact on our effective tax rate.

Note 16. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, certain of our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheets as of September 30, 2004 and December 31, 2003, the statements of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. In the condensed consolidating financial statements, investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$41.0	$0.4	$60.6	$—	$102.0
Restricted cash	—	—	2.3	—	2.3
Accounts receivable, net	136.8	3.5	238.4	—	378.7
Notes receivable	0.9	—	4.6	—	5.5
Inventories	121.5	12.6	204.1	—	338.2
Other current assets	10.2	—	12.5	—	22.7

Total current assets	310.4	16.5	522.5	—	849.4
Property, plant and equipment, net	129.9	0.1	96.9	—	226.9
Investments in and advances with consolidated subsidiaries	604.4	564.9	—	(1,169.3)	—
Investments in unconsolidated subsidiaries	—	—	8.4	—	8.4
Deferred financing fees	25.5	—	—	—	25.5
Goodwill	113.9	23.8	258.3	—	396.0
Other assets	77.5	—	44.5	—	122.0

Total assets	$1,261.6	$605.3	$930.6	$(1,169.3)	$1,628.2

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$91.4	$0.5	$167.8	$—	$259.7
Notes payable	—	—	8.7	—	8.7
Current maturities of long-term debt	2.0	—	1.0	—	3.0
Payroll and other compensation	24.8	0.2	33.6	—	58.6
Accrued expenses	68.6	0.2	91.8	—	160.6

Total current liabilities	186.8	0.9	302.9	—	490.6

Pension and other retiree benefits obligations	288.0	—	53.9	—	341.9
Long-term debt, net of current maturities	1,070.2	—	2.3	—	1,072.5
Other liabilities	17.7	—	3.1	—	20.8

Total liabilities	1,562.7	0.9	362.2	—	1,925.8

Commitments and contingencies	—	—	—	—	—
Minority interest	—	—	3.5	—	3.5
Mandatorily redeemable common stock of Dresser, Ltd.	7.4	—	—	—	7.4

Shareholders’ (deficit) equity:
Total shareholders’ (deficit) equity	(308.5)	604.4	564.9	(1,169.3)	(308.5)

Total liabilities and shareholders’ (deficit) equity	$1,261.6	$605.3	$930.6	$(1,169.3)	$1,628.2

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$80.0	$—	$68.9	$—	$148.9
Restricted cash	—	—	0.7	—	0.7
Accounts receivable, net	91.5	2.3	182.4	—	276.2
Notes receivable	1.5	—	2.9	—	4.4
Inventories	106.8	18.5	165.0	—	290.3
Other current assets	11.8	—	8.7	—	20.5

Total current assets	291.6	20.8	428.6	—	741.0

Property, plant and equipment, net	134.6	0.1	73.4	—	208.1
Investments in and advance with consolidated subsidiaries	466.2	422.8	—	(889.0)	—
Investments in unconsolidated subsidiaries	0.2	—	7.1	—	7.3
Deferred financing fees	40.2	—	—	—	40.2
Goodwill	113.9	23.8	177.5	—	315.2
Other assets	57.7	—	34.7	—	92.4

Total assets	$1,104.4	$467.5	$721.3	$(889.0)	$1,404.2

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$75.8	$1.1	$121.5	$—	$198.4
Notes payable	0.5	—	2.4	—	2.9
Current maturities of long-term debt	1.9	—	0.8	—	2.7
Payroll and other compensation	20.8	—	26.8	—	47.6
Accrued expenses	59.3	0.2	85.7	—	145.2

Total current liabilities	158.3	1.3	237.2	—	396.8

Pension and other retiree benefits obligations	290.8	—	49.3	—	340.1
Long-term debt, net of current maturities	938.9	—	2.5	—	941.4
Other liabilities	21.1	—	4.1	—	25.2

Total liabilities	1,409.1	1.3	293.1	—	1,703.5

Commitments and contingencies
Minority interest	—	—	0.4	—	0.4
Mandatorily redeemable common stock of Dresser, Ltd.	7.9	—	5.0	—	12.9

Shareholders’ (deficit) equity:
Total shareholders’ (deficit) equity	(312.6)	466.2	422.8	(889.0)	(312.6)

Total liabilities and shareholders’ (deficit) equity	$1,104.4	$467.5	$721.3	$(889.0)	$1,404.2

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$268.5	$7.8	$259.3	$(27.3)	$508.3
Cost of revenues	191.2	6.2	190.6	(27.1)	360.9

Gross profit	77.3	1.6	68.7	(0.2)	147.4
Selling, engineering, administrative and general expenses	73.5	0.6	42.8	(0.2)	116.7

Operating income	3.8	1.0	25.9	—	30.7
Interest expense	(13.5)	—	(6.7)	—	(20.2)
Interest income	—	—	0.4	—	0.4
Other income (expense), net	0.2	—	(1.0)	—	(0.8)

Income (loss) before income taxes	(9.5)	1.0	18.6	—	10.1
Provision for income taxes	(0.5)	0.3	(5.9)	—	(6.1)

Income (loss) before equity interests	(10.0)	1.3	12.7	—	4.0
Equity in earnings of unconsolidated subsidiaries	—	—	0.8	—	0.8
Equity in earnings of consolidated subsidiaries	14.1	12.8	—	(26.9)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.7)	—	(0.7)

Net income	$4.1	$14.1	$12.8	$(26.9)	$4.1

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$239.3	$8.2	$194.9	$(24.9)	$417.5
Cost of revenues	185.2	6.8	138.9	(24.8)	306.1

Gross profit	54.1	1.4	56.0	(0.1)	111.4
Selling, engineering, administrative and general expenses	64.2	(0.9)	25.6	(0.1)	88.8

Operating income (loss)	(10.1)	2.3	30.4	—	22.6
Interest expense	(20.5)	—	(0.7)	—	(21.2)
Interest income	—	—	0.5	—	0.5
Other income (expense), net	0.1	0.2	(1.1)	—	(0.8)

Income (loss) before income taxes	(30.5)	2.5	29.1	—	1.1
Provision for income taxes	—	—	(10.8)	—	(10.8)

Income (loss) before equity interests	(30.5)	2.5	18.3	—	(9.7)
Equity in earnings of unconsolidated subsidiaries	—	—	0.5	—	0.5
Equity in earnings of consolidated subsidiaries	21.3	18.8	—	(40.1)	—

Net income (loss)	$(9.2)	$21.3	$18.8	$(40.1)	$(9.2)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$799.6	$22.5	$716.2	$(97.9)	$1,440.4
Cost of revenues	581.0	18.7	523.0	(97.5)	1,025.2

Gross profit	218.6	3.8	193.2	(0.4)	415.2
Selling, engineering, administrative and general expenses	192.3	1.8	131.5	(0.4)	325.2

Operating Income	26.3	2.0	61.7	—	90.0
Interest expense	(57.0)	(0.1)	(17.6)	—	(74.7)
Interest income	—	—	0.9	—	0.9
Other income (expense), net	0.9	(0.1)	(1.5)	—	(0.7)

Income (loss) before income taxes	(29.8)	1.8	43.5	—	15.5
Provision for income taxes	(1.0)	0.2	(12.5)	—	(13.3)

Income (loss) before equity interests	(30.8)	2.0	31.0	—	2.2
Equity in earnings of unconsolidated subsidiaries	—	—	2.4	—	2.4
Equity in earnings of consolidated subsidiaries	34.6	32.6	—	(67.2)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.8)	—	(0.8)

Net income	$3.8	$34.6	$32.6	$(67.2)	$3.8

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$694.5	$25.3	$536.1	$(72.1)	$1,183.8
Cost of revenues	532.8	20.6	389.8	(71.8)	871.4

Gross profit	161.7	4.7	146.3	(0.3)	312.4
Selling, engineering, administrative and general expenses	184.4	(0.8)	89.2	(0.3)	272.5

Operating income (loss)	(22.7)	5.5	57.1	—	39.9
Interest expense	(61.8)	—	(1.1)	—	(62.9)
Interest income	0.1	—	2.3	—	2.4
Other income (expense), net	0.3	0.2	6.9	—	7.4

Income (loss) before income taxes	(84.1)	5.7	65.2	—	(13.2)
Provision for income taxes	(0.1)	—	(20.9)	—	(21.0)

Income (loss) before equity interests	(84.2)	5.7	44.3	—	(34.2)
Equity in earnings of unconsolidated subsidiaries	—	—	2.0	—	2.0
Equity in earnings of consolidated subsidiaries	52.0	46.3	—	(98.3)	—

Net income (loss)	$(32.2)	$52.0	$46.3	$(98.3)	$(32.2)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$3.8	$34.6	$32.6	$(67.2)	$3.8
Adjustments to reconcile net income to cash flow (used in) provided by operating activities:
Depreciation and amortization	22.3	—	13.3	—	35.6
Equity earnings of unconsolidated and consolidated subsidiaries	(34.6)	(32.6)	(2.4)	67.2	(2.4)
Loss on repayment of debt	16.6	—	—	—	16.6
Loss on foreign currency exchange	1.7	—	—	—	1.7
Amortization of deferred financing fees, net of amortization of bond premium	2.8	—	—	—	2.8
Other changes, net	(69.7)	(1.6)	44.9	—	(26.4)

Net cash (used in) provided by operating activities	(57.1)	0.4	88.4	—	31.7

Cash flows from investing activities:
Acquisition of businesses	—	—	(174.0)	—	(174.0)
Capital expenditures	(4.9)	—	(31.6)	—	(36.5)
Proceeds from sale of assets	4.2	—	—	—	4.2
Changes in restricted cash	—	—	(1.6)	—	(1.6)

Net cash used in investing activities	(0.7)	—	(207.2)	—	(207.9)

Cash flows from financing activities:
Advances (to) from affiliates:	(106.0)	—	106.0	—	—
Net (decrease) increase in short term notes payable	(0.4)	—	6.3	—	5.9
Proceeds from the issuance of long-term debt	172.2	—	0.6	—	172.8
Repayment of long-term debt (including current portion)	(45.0)	—	(1.9)	—	(46.9)
Purchase of shares, net of proceeds from escrow and exercise of stock options	(1.9)	—	—	—	(1.9)

Net cash provided by financing activities	18.9	—	111.0	—	129.9

Effect of translation adjustments on cash	—	—	(0.6)	—	(0.6)

Net (decrease) increase in cash and cash equivalents	(38.9)	0.4	(8.4)	—	(46.9)
Cash and cash equivalents, beginning of period	80.0	—	68.9	—	148.9

Cash and cash equivalents, end of period	$41.1	$0.4	$60.5	$—	$102.0

Non-cash financing activities:
Refinancing of long-term debt, net of transaction fees	$381.6	$—	$—	$—	$381.6
Financing fees related to the acquisition of Nuovo Pignone	2.8	—	—	—	2.8
Reclassification of mandatorily redeemable stock to paid-in-capital	5.5	—	—	—	5.5

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2003

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$(32.2)	$52.0	$46.3	$(98.3)	$(32.2)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Depreciation and amortization	18.6	—	13.1	—	31.7
Equity earnings of unconsolidated and consolidated subsidiaries	(52.0)	(46.3)	(2.0)	98.3	(2.0)
Loss on repayment of debt	0.1	—	—	—	0.1
Loss on foreign currency exchange	7.1	—	—	—	7.1
Amortization of deferred financing fees, net of amortization of bond premium	4.5	—	—	—	4.5
Other changes, net	46.0	(3.5)	(14.3)	—	28.2

Net cash provided by operating activities	7.9	2.2	43.1	—	37.4

Cash flows from investing activities:
Acquisition of assets	(15.4)	—	—	—	(15.4)
Capital expenditures	(10.3)	—	(7.5)	—	(17.8)
Changes in restricted cash	9.7	—	—	—	9.7

Net cash used in investing activities	(16.0)	—	(7.5)	—	(23.5)

Cash flows from financing activities:
Advances from (to) affiliates:	38.3	—	(38.3)	—	—
Payment of deferred financing fees	(3.9)	—	—	—	(3.9)
Net decrease in short-term notes payable	—	—	(9.1)	—	(9.1)
Repayment of long-term debt (including current portion)	(7.5)	—	(1.3)	—	(8.8)

Net (used in) cash provided by financing activities	26.9	—	(48.7)	—	(21.8)

Effect of translation adjustments on cash	—	—	3.9	—	3.9

Net increase (decrease) in cash and cash equivalents	3.0	2.2	(9.2)	—	(4.0)
Cash and cash equivalents, beginning of period	55.9	0.5	55.6	—	112.0

Cash and cash equivalent, end of period	$58.9	$2.7	$46.4	$—	$108.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report constitute “forward-looking statements” as that term is defined under Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan” and other expressions, that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the impact of general economic conditions in the regions in which we do business; the purchasing plans or decisions of our customers; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described below under “—Certain Risk Factors.”

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

Overview

We are a leading worldwide manufacturer and marketer of highly engineered energy infrastructure and oilfield products and services. In 2003, approximately 85% of our revenues were generated from energy infrastructure and oilfield equipment spending. Our customers use our products for the exploration and production, transportation, and processing, storage and distribution of oil and gas and their by-products. Our principal business segments are flow control, measurement systems and compression and power systems. We serve the energy industry globally, with an established sales presence in over 100 countries and manufacturing or customer support facilities in over 22 countries. In the nine months ended September 30, 2004, approximately 59% of our revenues were generated from our operations outside of the United States, and we expect this percentage to increase going forward.

On June 4, 2004, we completed the purchase of the distribution business of Nuovo Pignone S.p.A., a subsidiary of General Electric Company, for approximately $170 million and approximately $1.5 million in direct acquisition costs. The purchased business includes a retail fueling systems operation, comprised of gasoline, liquefied petroleum gas and compressed natural gas dispenser products and services, and a gas meters operation, which manufactures and markets certain natural gas meters. This business generated $151.4 of revenues in the year ended December 31, 2003. The acquisition is expected to substantially improve our market share in retail fueling systems, be complementary from a customer, product and geographical perspective and provide us with substantial cost saving opportunities. To finance the cash consideration related to the acquisition, we obtained additional borrowings under our credit facility in the amount of $175 million, which included $2.8 million of capitalized financing fees.

Market Forces; Outlook

Our product offerings include valves, instruments, meters, retail fuel dispensing systems, blowers and natural gas fueled power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

There are several key indicators that drive our business. Over the long term, demand for energy infrastructure and oilfield equipment is driven by fluctuations in worldwide economic activity and energy consumption, which is a function of global population, industrial growth, the levels of energy consumption per capita and changes in energy usage patterns. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants, as well as our customers’ access to capital. Activity levels can vary substantially in different geographic regions throughout the world. For example, in recent years U.S. markets have been relatively weak while international markets have been relatively strong. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Our business is subject to cyclicality and periodic downturns, which have caused revenue and earnings to decline in the past. Our customers’ perception of oil and gas prices in the near-to-long-term will impact our business, and as such, continued expectation of higher prices will correspond to strengthening in our business. See “—Certain Risk Factors—Our business is cyclical in nature and our business and operating results could be harmed during economic or industry downturns.”

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

Flow Control. Demand for our on/off valves is generally driven by full-field development of oil and natural gas reserves as well as pipeline construction. In recent years, the U.S. experienced a slowdown in both of these areas which has affected our on/off valves business. There continues to be strong development activity in international areas such as offshore Brazil, onshore and offshore West Africa, the Middle East, Asia, and Russia. We have been successful in winning many international tenders and have seen a corresponding shift in our on/off valves business. Some of these projects, such as the $44.0 million Sakhalin I project in 2004, are substantial in size and may cause our revenues to fluctuate significantly from period to period. The transmission market environment in 2004 remains relatively weak in the U.S. However, the domestic exploration and production market is showing signs of a recovery with increased drilling activity which should translate to additional opportunities for the on/off valves business in the future. International markets remain strong.

International demand for new valve construction projects is strong while the U.S. market is stable. We have also been successful in expanding our control valve business in certain new markets such as power generation and floating production systems. There is a significant component of aftermarket sales associated with the control valve product line. During 2004, we have seen indications of improving demand for aftermarket parts. In the several years leading up to 2003, there was a slowdown in aftermarket sales in the U.S. and, to a lesser extent, in Europe. In 2003, these aftermarket sales stabilized, but did not show much, if any, rebound as industry activity began to pick up.

During 2004, we have seen indications of improving market conditions in our pressure relief, natural gas solutions and instruments product lines. In the pressure relief product line, aftermarket sales have been relatively weak in the U.S. and Europe, partially offset by growth in other international sales. In the natural gas solutions product line (formerly the metering and piping specialties product line) in 2003, relatively weak demand in the U.S. business was offset by growing international sales in Asia, Europe, and South America. A substantial part of the instrument product line has exposure to industries outside of energy. In 2003, a weak manufacturing economy in the U.S. negatively affected product sales, partially offset by the introduction of new products.

Measurement Systems – New equipment sales to independents, high volume retailers and major oil companies are stronger during 2004. In North America we are experiencing an upswing in dispenser sales to the major oil companies as they upgrade older sites to improve maintenance costs and performance. In addition, we expect the continuation of point of sale upgrade programs with several major oil companies to continue through the first quarter of 2005. Sales to high volume retailers and independent marketers continue to be stronger as a result of aggressive building and upgrade programs. Internationally we see increased market activity from the national oil companies in Latin America, Eastern Europe and Asia, and we have been successful in a number of recent tenders. We continue to benefit from increased sales and incremental margins from distributors from the acquisition of certain assets of Tokheim North American and its MSI business unit which we purchased in a bankruptcy court auction in 2003.

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

Compression and Power Systems. During 2004, gas compression-related engine and parts sales have begun to recover from last year’s depressed level. U.S. activity is expected to strengthen throughout the remainder of the year, while recent strong Canadian activity is expected to slow down in the next few months. Engine sales into power generation applications remain relatively strong, although competition based upon price and engine efficiency remains intense in this segment. The domestic power generation market is expected to remain flat while international markets for engines and parts are relatively strong, especially in Pakistan, Bangladesh and South America.

Restructuring and Other Exit Activities

We have initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In 2003, we eliminated five of our manufacturing facilities through consolidations and outsourced manufacturing at one additional site. We plan to continue to seek opportunities to improve our manufacturing operations, However, we do not expect to incur material charges during the fourth quarter of 2004 or thereafter. At the onset of our restructuring activities in 2002 and 2003, we estimated we would achieve cost savings of approximately $40 million. Due to the nature of the restructuring activities and other cost initiatives undertaken during 2002 and thereafter, we are unable to accurately determine cost savings specific to our restructuring activities. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” we recognize costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

We incurred $1.6 million and $6.5 million of restructuring charges for the three and nine months ended September 30, 2004 respectively. Restructuring charges of $0.3 million and $0.6 million have been reflected in cost of revenues for the three and nine months ended September 30, 2004. Restructuring charges of $1.3 million and $5.9 million have been reflected in selling, engineering, general and administrative expenses, for the three and nine months ended September 30, 2004. During the first nine months of 2004, we incurred costs in connection with the continuation of (1) a consolidation of an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (2) a consolidation of a control valve operation in Burlington, Canada into existing facilities, (3) a consolidation of certain flow control operations in Houston, Texas into a single new facility, (4) a consolidation of a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, and (5) a decision to outsource the manufacturing of certain blowers. The costs associated with these actions for the nine months ended September 30, 2004 are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at September 30, 2004
	(in millions)
Consolidate Berea operations
Other exit activities	$0.3	$(0.1)	$(0.2)	$—
Consolidate Burlington operations
Termination benefits	2.6	(1.3)	—	1.3
Consolidate Houston operations
Termination benefits	0.1	(0.1)	—	—
Other exit activities	3.0	(2.9)	—	0.1
Consolidate German retail fueling operations
Other exit activities	0.2	(0.2)	—	—
Outsource the manufacturing of certain blowers
Termination benefits	0.1	—	—	0.1
Other exit activities	0.2	(0.2)	—	—

Total	$6.5	$(4.8)	$(0.2)	$1.5

The restructuring charges by segment for the nine months ended September 30, 2004 are as follows:

Segment	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at September 30, 2004
	(in millions)

Flow control	$6.0	$(4.4)	$(0.2)	$1.4
Measurement systems	0.2	(0.2)	—	—
Compression and power systems	0.3	(0.2)	—	0.1

Total	$6.5	$(4.8)	$(0.2)	$1.5

In 2003, we incurred approximately $21.4 million in charges as a result of a decision to (1) consolidate a valve operation in Germany (EDG) into an existing facility in Italy, (2) consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut, (3) consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil, (4) consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden, (5) consolidate two Canadian retail fueling dispenser plant operations, (6) consolidate certain flow control operations in Houston, Texas into a new facility, (7) outsource the manufacturing of certain blowers, (8) consolidate a control valve operation in Burlington, Canada into existing facilities and (9) continue a reduction in our workforce. Accrued liabilities at September 30, 2004 related to the 2003 restructuring initiatives are as follows:

	Accrued at December 31, 2003	Cash Payments	Accrued at September 30, 2004
	(in millions)
Consolidate Berea operations
Termination benefits	$1.5	$(1.5)	$—
Consolidate German retail fueling operations
Termination benefits	3.2	(2.6)	0.6
Outsource the manufacturing of certain blowers
Termination benefits	1.7	(0.2)	1.5
Other exit activities	0.1	(0.1)	—
Consolidate Burlington operations
Termination benefits	0.8	(0.8)	—
Consolidate Houston operations
Termination benefits	1.3	(1.3)	—
Company wide reduction in force
Termination benefits	0.2	—	0.2

Total	$8.8	$(6.5)	$2.3

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Consolidated

The following table presents selected financial information regarding consolidated results for the three months ended September 30, 2004 and 2003, respectively.

	Three months ended September 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$508.3	100.0%	$417.5	100.0%	$90.8	21.7%
Cost of revenue	360.9	71.0	306.1	73.3	54.8	17.9

Gross profit	147.4	29.0	111.4	26.7	36.0	32.3
Selling, engineering, administrative and general expenses	116.7	23.0	88.8	21.3	27.9	31.4

Operating income	$30.7	6.0%	$22.6	5.4%	$8.1	35.8%

Other items:
Depreciation and amortization	$13.0		$10.3		$2.7	26.2%
Restructuring charges	1.6		6.5		(4.9)	(75.4)
Bookings	559.9		435.5		124.4	28.6
Backlog	617.5		472.2		145.3	30.8

Revenues. Revenues in our flow control segment increased $17.3 million primarily due to higher international demand and favorable product mix in our control valves and pressure relief product lines tempered by lower demand and the 2003 sale of our LVF unit in our on/off product line. Revenues from our measurement systems segment increased $67.1 million primarily due to the acquisition of the Nuovo Pignone distribution business in June 2004 and higher sales volume related to dispensers and services. Revenues from our compression and power systems segment increased $6.3 million due to strong demand for our natural gas compression and power generation products tempered by lower sales of aftermarket parts and industrial blowers. Overall, revenue benefited from the favorable effect of changes in foreign currency exchange rates of approximately $14.4 million.

Gross Profit. Gross profit increased due to higher volume driven by improved market conditions in our measurement systems and flow control segments. Gross profit in our compression and power systems segment improved due to higher manufacturing productivity, favorable product mix and cost saving initiatives. Overall, gross profit benefited from the favorable impact of changes in foreign currency exchange rates of approximately $4.0 million. As a percentage of revenues, gross profit increased to 29.0% for the three months ended September 30, 2004 compared to 26.7% for the comparable 2003 period.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased primarily due to $12.3 million in expenses related to the purchase of research and development technology for our natural gas engines business and higher incremental expenses associated with the acquisition of the Nuovo Pignone distribution business of $4.9 million. Also contributing to the increase were higher employee separation costs and higher administrative and engineering expenses in our flow control segment of $4.8 million and the unfavorable effect of changes in foreign currency exchange rates of approximately $2.6 million. Corporate and other expenses increased $5.5 million primarily due to higher stock option expense of $3.0 million related to an increase in issued stock options during the third quarter of 2004 and higher employee compensation of approximately $1.4 million associated with increased staffing in our accounting and finance organization.

Interest Expense. Interest expense for the three months ended September 30, 2004 was $20.2 million or $1.0 million lower than the same period in 2003. The increase was due to higher average debt balances partially offset by a reduction in interest rates.

Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2004 was $6.1 million, or $4.7 million lower than the same period in 2003. The decrease was due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates and the use of net operating losses in certain foreign jurisdictions for which a valuation allowance was recorded in prior periods. We have provided a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during the period.

Bookings and Backlog. Bookings increased $66.7 million in our measurement systems segment primarily due to the acquisition of the Nuovo Pignone distribution business in June 2004, $46.3 million in our flow control segment primarily due to increased project activity resulting from improved market demand and $11.3 million in our compression and power systems segment primarily due to higher demand for natural gas engines and aftermarket parts. Backlog increased $81.8 million in our measurement systems segment primarily due to the acquisition of the Nuovo Pignone distribution business, $43.1 million in our flow control segment primarily due to increased project activity resulting from improved market demand and $20.4 million in our compression and power systems segment primarily due to delayed receipt of parts from a supplier and shipment delays resulting from the transition of our packing and shipping operations to a third-party logistics operator in our aftermarket parts business.

Flow Control

The following table presents selected financial information regarding results for our flow control segment for the three months ended September 30, 2004 and 2003, respectively.

	Three months ended September 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$271.1	100.0%	$253.8	100.0%	$17.3	6.8%
Cost of revenue	190.0	70.1	185.2	73.0	4.8	2.6

Gross profit	81.1	29.9	68.6	27.0	12.5	18.2
Selling, engineering, administrative and general expenses	59.8	22.1	54.9	21.6	4.9	8.9

Operating income	$21.3	7.8%	$13.7	5.4%	$7.6	55.5%

Other items:
Depreciation and amortization	$6.1		$5.8		$0.3	5.2%
Restructuring charges	1.3		5.0		(3.7)	(74.0)
Bookings	298.4		252.1		46.3	18.4
Backlog	388.7		345.6		43.1	12.5

Revenues. Revenues in our control valves and pressure relief product lines increased $14.7 million due to continuing higher demand in Europe and Asia. Higher sales volume and favorable product mix improved revenues in our natural gas solutions product line by $4.4 million and in our instruments product line by $2.3 million. Revenues in our on/off product line decreased due to lower volume of $9.0 million and the sale of our LVF unit, which contributed $6.3 million of revenue in the third quarter of 2003. Overall, our flow control segment revenues benefited from the favorable impact of changes in foreign currency exchange rates of approximately $11.0 million.

Gross Profit. Gross profit in our control valves product line increased $2.8 million driven by higher volume, which was offset slightly by unfavorable product mix. Our instruments product line increased $1.6 million due to higher volume and favorable product mix offset slightly by higher manufacturing costs. Our natural gas solutions product line increased $3.0 million due to reductions in variable costs. Overall, our flow control segment benefited from the favorable impact of changes in foreign currency exchange rates of approximately $3.3 million and lower restructuring charges of $2.2 million. As a percentage of revenues, gross profit increased to 29.9% for the three months ended September 30, 2004 compared to 27.0% for the comparable 2003 period.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased $1.5 million due to higher marketing and promotion activity and commission expenses related to volume growth. Also contributing to the increase were higher employee separation costs and higher administrative and engineering costs of $4.8 million and the unfavorable impact of changes in foreign currency exchange rates of approximately $2.2 million. Partially offsetting the increase were lower restructuring charges of $1.5 million primarily in our instruments product line and a gain recorded on the sale of a building of $1.8 million.

Bookings and Backlog. Bookings and backlog increased in our on/off, control valves and pressure relief product lines which benefited from increased project activity due to improved market conditions. These increases were partially offset by the sale of LVF in 2003, which contributed $6.8 million in bookings and $11.7 million in backlog.

Measurement Systems

The following table presents selected financial information regarding results for our measurement systems segment for the three months ended September 30, 2004 and 2003, respectively.

	Three months ended September 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$163.1	100.0%	$96.0	100.0%	$67.1	69.9%
Cost of revenue	115.3	70.7	66.7	69.5	48.6	72.9

Gross profit	47.8	29.3	29.3	30.5	18.5	63.1
Selling, engineering, administrative and general expenses	22.9	14.0	16.2	16.9	6.7	41.4

Operating income	$24.9	15.3%	$13.1	13.6%	$11.8	90.1%

Other items:
Depreciation and amortization	$3.0		$1.2		$1.8	150.0%
Restructuring charges	0.1		1.4		(1.3)	(92.9)
Bookings	163.4		96.7		66.7	69.0
Backlog	131.0		49.2		81.8	166.3

Revenues. The increase in revenues was due to the acquisition of the Nuovo Pignone distribution business in June 2004, which contributed $36.7 million, and higher sales volume in the United States related to dispensers and services of $13.3 million. Also contributing to the increase were higher customer demand in Europe and Brazil of $11.5 million. Changes in foreign currency exchange rates favorably impacted revenues by $3.4 million.

Gross Profit. Gross profit increased primarily due to higher dispenser volume in the United States of $7.9 million, increased customer demand in Europe and Brazil of $1.6 million and the acquisition of the Nuovo Pignone distribution business, which contributed $4.6 million. As a percentage of revenues, gross profit decreased to 29.3% in the three months ended September 30, 2004 compared to 30.5% in the comparable 2003 period. The slight decline in margins was primarily attributed to unfavorable product mix in Europe.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased due to the acquisition of the Nuovo Pignone distribution business, which contributed $4.9 million and higher spending of $3.1 million primarily related to legal expenses and marketing and new product development costs. The increase was partially offset by lower restructuring charges of $1.3 million.

Bookings and Backlog. Bookings increased primarily due to the acquisition of the Nuovo Pignone distribution business, which contributed $48.6 million during the quarter. Also contributing to the increase was additional strong international demand of approximately $13.8 million. Backlog increased due to the acquisition of the Nuovo Pignone distribution business, which contributed $65.9 million, and additional international demand of $13.7 million.

Compression and Power Systems

The following table presents selected financial information regarding results for our compression and power systems segment for the three months ended September 30, 2004 and 2003, respectively.

	Three months ended September 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$75.8	100.0%	$69.5	100.0%	$6.3	9.1%
Cost of revenue	57.3	75.6	56.1	80.7	1.2	2.1

Gross profit	18.5	24.4	13.4	19.3	5.1	38.1
Selling, engineering, administrative and general expenses	23.0	30.3	12.1	17.4	10.9	90.1

Operating (loss) income	$(4.5)	(5.9)%	$1.3	1.9%	$(5.8)	NM %

Other items:
Depreciation and amortization	$3.3		$2.6		$0.7	26.9%
Restructuring charges	0.2		—		0.2	NM
Bookings	98.0		86.7		11.3	13.0
Backlog	97.8		77.4		20.4	26.4

Revenues. Revenues increased primarily due to higher engine sales of $10.4 million, based on stronger market demand and increased production capability, which was negatively impacted by strike-related production delays at our Waukesha, Wisconsin manufacturing plant in 2003. The increase was partially offset by lower aftermarket parts revenues of $3.3 million, which declined due to delayed receipt of parts from a supplier and shipment delays resulting from the transition of our packing and shipping operations to a third-party logistics operator. In addition, we experienced lower volume in our industrial blowers business of $0.8 million due to timing of product shipments.

Gross Profit. Gross profit increased due to favorable direct manufacturing productivity of $4.3 million, which was adversely impacted by strike-related production delays in 2003, and favorable product mix and cost savings initiatives related to engine and parts sales of $2.2 million. Partially offsetting the increase were additional charges for excess and obsolete inventory of $0.7 million and higher employee separation costs of $1.3 million. As a percentage of revenues, gross profit increased to 24.4% in the three months ended September 30, 2004 compared to 19.3% in the comparable 2003 period.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased primarily due to $12.3 million in expenses related to the purchase of research and development technology for our natural gas engines business, which was partially offset by strike-related costs of $0.5 million in 2003.

Bookings and Backlog. Bookings increased due to higher demand in our natural gas engines business of $10.0 million and aftermarket parts by $6.7 million, partially offset by lower bookings in our industrial blowers business of $5.2 million as a result of a large customer order during the third quarter of 2003. Backlog increased primarily due to delayed receipt of parts from a supplier and shipment delays resulting from the transition of our packing and shipping operations to a third-party logistics operator in our aftermarket parts business of $8.2 million. We also experienced higher demand in our industrial blower business for wastewater treatment and other projects in China, the Middle East and Asia Pacific of $12.1 million. In addition, backlog levels in 2003 were elevated as a result of the strike at Waukesha.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Consolidated

The following table presents selected financial information regarding consolidated results for the nine months ended September 30, 2004 and 2003, respectively.

	Nine months ended September 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,440.4	100.0%	$1,183.8	100.0%	$256.6	21.7%
Cost of revenue	1,025.2	71.2	871.4	73.6	153.8	17.6

Gross profit	415.2	28.8	312.4	26.4	102.8	32.9
Selling, engineering, administrative and general expenses	325.2	22.6	272.5	23.0	52.7	19.3

Operating income	$90.0	6.2%	$39.9	3.4%	$50.1	125.6%

Other items:
Depreciation and amortization	$35.6		$31.7		$3.9	12.3%
Restructuring charges	6.5		15.8		(9.3)	(58.9)
Bookings	1,514.0		1,299.2		214.8	16.5
Backlog	617.5		472.2		145.3	30.8

Revenues. Revenues in our flow control segment increased $93.3 million primarily due to stronger international demand in our control valves and pressure relief product lines and higher volume and favorable product mix in our remaining product lines. Revenues in our measurement systems segment increased $127.5 million primarily due to the acquisition of the Nuovo Pignone distribution business in June 2004 and higher sales volumes related to dispensers and services. Revenues from our compression and power systems segment increased $36.5 million primarily due to strengthening demand for natural gas compression and power generation products and aftermarket parts. Overall, revenue benefited from a favorable effect of changes in foreign currency exchange rates of approximately $54.2 million.

Gross Profit. Gross profit increased due to higher volume in our flow control segment and improved manufacturing productivity, favorable mix and cost savings initiatives in our compression and power systems segment. Our measurement systems segment was positively impacted by cost reduction efforts and the favorable mix of system software products. Overall, gross profit benefited from the favorable impact of changes in foreign currency exchange rates of approximately $11.6 million. As a percentage of revenue, gross profit increased to 28.8% for the nine months ended September 30, 2004 compared to 26.4% in the comparable 2003 period.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased primarily due to $12.3 million in expenses related to the purchase of research and development technology for our natural gas engines business and higher incremental expenses associated with the acquisition of the Nuovo Pignone distribution business of $6.6 million. Also contributing to the increase were higher employee separation costs, higher commissions and increased marketing and promotion activity in our flow control segment of $18.2 million. Corporate and other expenses increased $6.3 million due to higher consulting, auditing and legal fees incurred in connection with the audit of our financial statements, costs associated with the retirement, of our former chief executive officer and other senior management of $3.7 million and stock option expenses of $3.4 million related to an increase in issued stock options during the third quarter of 2004. Overall, selling, engineering, administrative and general expenses were unfavorably impacted by changes in foreign currency exchange rates of $7.3 million.

Interest Expense. Interest expense for the nine months ended September 30, 2004 was $74.7 million or $11.8 million higher than the same period in 2003. The increase was due to the write-off of $16.6 million of unamortized deferred financing fees in March 2003 partially offset by a reduction in interest rates.

Provision for Income Taxes. Provision for income taxes for the nine months ended September 30, 2004 was $13.3 million, or $7.7 million lower than the same period in 2003. The decrease was due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates and use of net operating losses in certain foreign jurisdictions for which a valuation allowance was recorded in prior periods. We have provided a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during the period.

Bookings and Backlog. Bookings increased $137.6 million in our measurement systems segment primarily due to the acquisition of the Nuovo Pignone distribution business in June 2004 and stronger demand for dispensers, systems and parts, $48.8 million in our flow control segment primarily due to improved market conditions, and $28.4 million in our compression and power systems segment primarily due to higher demand for natural gas engines and aftermarket parts. Backlog increased $81.8 million in our measurement systems segment primarily due to the acquisition of the Nuovo Pignone distribution business, $43.1 million in our flow control segment primarily due to increased project activity resulting from improved market demand and $20.4 million in our compression and power systems segment primarily due to delayed receipt of parts from a supplier and shipment delays resulting from the transition of our packing and shipping operations to a third-party logistics operator in our aftermarket parts business.

Flow Control

The following table presents selected financial information regarding results for our flow control segment for the nine months ended September 30, 2004 and 2003, respectively.

	Nine months ended September 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$822.6	100.0%	$729.3	100.0%	$93.3	12.8%
Cost of revenue	580.9	70.6	523.8	71.8	57.1	10.9

Gross profit	241.7	29.4	205.5	28.2	36.2	17.6
Selling, engineering, administrative and general expenses	188.5	22.9	161.8	22.2	26.7	16.5

Operating income	$53.2	6.5%	$43.7	6.0%	$9.5	21.7%

Other items:
Depreciation and amortization	$17.4		$17.8		$(0.4)	(2.2)%
Restructuring charges	6.0		8.4		(2.4)	(28.6)
Bookings	848.2		799.4		48.8	6.1
Backlog	388.7		345.6		43.1	12.5

Revenues. Revenues in our control valves and pressure relief product line increased $26.3 million due to continued strengthening demand in Europe and Asia. Our on/off product line revenues increased $20.1 million due to higher sales volume and favorable product mix partially offset by the sale of our LVF unit, which contributed $18.1 million during 2003. Higher sales volume and favorable product mix improved revenues in our natural gas solutions product line by $11.6 million and in our instruments product line by $2.2 million. Overall, our flow control segment revenues benefited from the favorable impact of changes in foreign currency exchange rates of $35.8 million.

Gross Profit. Gross profit in our on/off product line increased $11.9 million due to higher volume partially offset by increased material costs and fixed costs. Our control valves product line and pressure relief product line increased $12.0 million due to higher volume and lower materials costs. Overall, our flow control segment benefited from the favorable impact of changes in foreign currency exchange rates of approximately $7.9 million and lower restructuring charges of $2.8 million. As a percentage of revenues, gross profit increased to 29.4% for the nine months ended September 30, 2004 compared to 28.2% for the comparable 2003 period.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased due to higher marketing and promotion activity and commission expenses related to volume growth of $7.2 million. Also contributing to the increase were higher employee separation costs and administrative and engineering costs of $11.0 million, the unfavorable impact of changes in foreign currency exchange rates of approximately $5.1 million and higher restructuring charges of $0.4 million. Partially offsetting the increase was the write-off of $2.4 million in software costs in 2003 that became impaired based on a decision to implement a global ERP system.

Bookings and Backlog. Bookings and backlog increased in our on/off, control valves and pressure relief product lines which benefited from increased project activity due to improved market conditions. These increases were partially offset by the sale of LVF in 2003, which contributed $20.3 million in bookings and $11.7 million in backlog.

Measurement Systems

The following table presents selected financial information regarding results for our measurement systems segment for the nine months ended September 30, 2004 and 2003, respectively.

	Nine months ended September 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$390.5	100.0%	$263.0	100.0%	$127.5	48.5%
Cost of revenue	277.8	71.1	196.5	74.7	81.3	41.4

Gross profit	112.7	28.9	66.5	25.3	46.2	69.5
Selling, engineering, administrative and general expenses	57.5	14.7	49.3	18.7	8.2	16.6

Operating income	$55.2	14.2%	$17.2	6.6%	$38.0	NM %

Other items:
Depreciation and amortization	$6.0		$4.0		$2.0	50.0%
Restructuring charges	0.2		7.2		(7.0)	(97.2)
Bookings	404.4		266.8		137.6	51.6
Backlog	131.0		49.2		81.8	166.3

Revenue. The increase in revenues was primarily due to the acquisition of the Nuovo Pignone distribution business, which contributed $50.2 million since June 2004, and higher sales volume in the United States related to dispensers and services of $35.3 million. Also contributing to the increase were higher customer demand in Europe and Brazil of $19.5 million and the favorable impact of foreign currency exchange rates of $18.4 million.

Gross Profit. Gross profit was positively impacted by higher volume in the United Sates, Europe and Brazil of $26.2 million. Also contributing to the increase were cost reduction efforts in North America and Europe of $3.0 million, a favorable mix of systems software products in the United States and Germany of $4.1 million and the acquisition of the Nuovo Pignone distribution business, which contributed $6.8 million since June 2004. In addition, 2003 was negatively impacted by transition services costs of $3.2 million associated with our acquisition of certain assets of Tokheim North America. Gross profit was positively impacted by favorable foreign currency exchange rates of $3.7 million. As a percentage of revenues, gross profit increased to 28.9% in the nine months ended September 30, 2004 compared to 25.3% in the comparable 2003 period.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased due to legal expenses and marketing and new product development costs of $3.1 million, the acquisition of the Nuovo Pignone distribution business, which contributed $6.6 million since June 2004, and the unfavorable impact of changes in foreign currency exchange rates of $2.2 million. Partially offsetting the increase were lower restructuring expenses of $7.0 million.

Bookings and Backlog. Bookings increased primarily due to the acquisition of the Nuovo Pignone distribution business, which contributed $61.0 million since June 2004 and stronger demand for dispensers, systems and parts both domestically and internationally of $76.6 million. Backlog increased due to the acquisition of the Nuovo Pignone distribution business, which contributed $ 65.9 million since June 2004, and higher additional international demand of $13.7 million.

Compression and Power Systems

The following table presents selected financial information regarding results for our compression and power systems segment for the nine months ended September 30, 2004 and 2003, respectively.

	Nine months ended September 30,
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$232.1	100.0%	$195.6	100.0%	$36.5	18.7%
Cost of revenue	171.2	73.8	155.2	79.3	16.0	10.3

Gross profit	60.9	26.2	40.4	20.7	20.5	50.7
Selling, engineering, administrative and general expenses	48.4	20.9	35.8	18.3	12.6	35.2

Operating income	$12.5	5.3%	$4.6	2.4%	$7.9	171.7%

Other items:
Depreciation and amortization	$10.2		$8.2		$2.0	24.4%
Restructuring charges	0.3		0.3		—	—
Bookings	261.4		233.0		28.4	12.2
Backlog	97.8		77.4		20.4	26.4

Revenues. Revenues increased $13.1 million for our natural gas compression products and $15.3 million for our power generation products, both of which benefited from strengthening demand during 2004. In addition, revenues in 2003 were adversely affected by strike-related production delays at our Waukesha plant. Higher demand for aftermarket parts increased revenues by $7.0 million, although recent months have been negatively impacted by delayed receipt of parts from a supplier and shipment delays resulting from the transition of our packing and shipping operations to a third-party logistics operator. Our industrial blowers business increased revenue by $1.0 million primarily due to market growth in China, the Far East and the Middle East.

Gross Profit. Gross profit improved $15.8 million due to increased volume, favorable mix and cost savings initiatives related to engine and parts sales and manufacturing productivity of $9.2 million, which was adversely impacted by strike-related delays in 2003. Partially offsetting the increase were unfavorable materials sourcing variances of $1.9 million due to higher metal prices, freight costs and subcontracting costs, higher manufacturing capacity costs of $4.0 million due to purchased services and additional charges for excess and obsolete inventory of $0.7 million. As a percentage of revenues, gross profit increased to 26.2% in the nine months ended September 30, 2004 compared to 20.7% in the comparable 2003 period.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased primarily due to $12.3 million in expenses related to the purchase of research and development technology for our natural gas engines business. Also contributing to the increase were higher employee separation and retirement costs of $1.3 million and higher materials costs related to research and development projects of $1.3 million. Partially offsetting the increase was a gain of $1.7 million recorded in 2004 on the sale of land. Additionally, 2003 was negatively impacted by strike-related costs of $1.6 million.

Bookings and Backlog. Bookings increased due to higher demand in our natural gas engines business of $14.1 million, higher aftermarket parts by $11.2 million and increased demand for waste water treatment and other municipal projects in our blowers business of $2.8 million. Backlog increased primarily due to delayed receipt of parts from a supplier and shipment delays resulting from the transition of our packing and shipping operations in our aftermarket parts business of $8.2 million. We also experienced higher demand in our industrial blowers business for wastewater treatment and other projects in China, the Middle East and Asia Pacific of $12.1 million. In addition, backlog levels in 2003 were elevated as a result of the strike at our Waukesha plant.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, provide working capital and fund capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and cash equivalents were $102.0 million and $108.0 million as of September 30, 2004 and 2003, respectively. A significant portion of our cash and cash equivalents is utilized in our international operations and may not be immediately available to service debt in the United States.

Net cash flows provided by operating activities were $31.7 million for the nine months ended September 30, 2004 due to growth in cash-based earnings and a non-cash charge of $16.6 million related to deferred financing costs associated with the refinancing of our Tranche B term loan. Operating cash was also positively impacted by an increase in accounts payable and accrued expenses related to employee compensation and interest payments subsequently made on October 15, 2004. Partially offsetting the increase in cash flow from operations were higher accounts receivable related to sales and volume growth across our segments.

Net cash flows used in investing activities were $207.9 million for the nine months ended September 30, 2004, resulting from capital expenditures of $36.5 million and the acquisition of the Nuovo Pignone distribution business in June 2004 for $171.5 million. Capital expenditures increased $18.7 million compared to the same period of 2003.

Net cash flows provided by financing activities were $129.9 million for the nine months ended September 30, 2004, resulting primarily from the $175 million add-on to our Tranche C term loan in June 2004 partially offset by $45 million in prepayments of our Tranche C term loan.

(in millions)
Total long-term debt, including current maturities outstanding at September 30, 2004:
Tranche C term loan	$390.0
Senior unsecured term loan	125.0
9 3/8% senior subordinated notes	550.0
Other debt	10.5

Total long-term debt, including current maturities	$1,075.5

In March 2004, we completed a refinancing of approximately $382 million of our Tranche B term loan under our existing senior secured credit facility with a new six-year $125 million senior unsecured term loan, and a new $260 million Tranche C term loan under our senior secured credit facility. The Tranche B term loan was paid in full with the completion of the refinancing. The $125 million senior unsecured term loan bears an interest rate of LIBOR (three-month LIBOR was 2.02% at September 30, 2004) plus 3.5% and the Tranche C term loan bears an interest rate of LIBOR plus 2.5%. We elected to prepay $25 million of our Tranche C term loan at the time the refinancing was completed. The covenants contained in the agreement governing our new senior unsecured term loan are similar to those included in the indenture governing our senior subordinated notes. In connection with the refinancing, we expensed approximately $16.6 million in deferred financing costs associated with the Tranche B term loan, which is reflected in interest expense in our condensed consolidated statement of operations for the nine months ended September 30, 2004.

In June 2004, in conjunction with the Nuovo Pignone distribution business acquisition we obtained an additional $175 million of borrowings under our Tranche C term loan, which included approximately $2.8 million in capitalized financing fees. In July and August 2004, we made optional prepayments of $10 million each to our Tranche C term loan. In October 2004, we made another $10 million prepayment on our Tranche C term loan. As a result of these optional prepayments, no mandatory principal payments are due on our Tranche C term loan until March 31, 2008. Required payments of outstanding debt consist of $0.9 million in 2004, $3.7 million in 2005, $1.9 million in 2006, $5.3 million in 2007, $195.1 million in 2008 and $868.6 million thereafter. In addition, we have a $100 million revolving credit facility, of which $43.3 million was available subject to certain conditions, and $56.7 million was utilized for letters of credit as of September 30, 2004.

We believe cash flow from operating activities combined with availability under our senior secured credit facility will be sufficient to enable us to meet our cash flow needs for the next twelve months.

Our long-term ability to make payments and to refinance our indebtedness, including our existing credit facility and our senior subordinated notes, to achieve specified ratios required under our credit agreement, and to fund future acquisitions, planned capital expenditures and research and development efforts will depend on our ability to achieve cost savings and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowing capacity under our credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot be assured, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay or refinance our indebtedness, including our existing credit facility or our senior subordinated notes, or to fund our acquisition strategy or meet our other liquidity needs. If we are unable to achieve the financial ratios specified in our credit facility, we could be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase, which could adversely impact our future earnings. We may need to refinance all or a portion of our indebtedness, including our senior subordinated notes on or before maturity. We cannot be assured that we will be able to refinance any of our indebtedness, including our credit facility and our senior subordinated notes, on commercially reasonable terms or at all. See “—Certain Risk Factors—Restrictive covenants in our senior secured credit facility, the indenture governing our senior subordinated notes and our senior unsecured term loan may restrict our ability to pursue our business strategies.”

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the statement in accordance with the pronouncement. The statement had no material impact on our results of operations or financial condition.

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51, “Consolidated Financial Statements” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”), to address certain FIN 46 implementation issues. FIN 46R provides guidance related to evaluating, identifying and reporting of variable interest entities, or VIEs, including entities commonly referred to as special purpose entities, or SPEs. FIN 46R requires us to consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FIN 46R, as the entity that absorbs a majority of the VIEs expected losses, receives a majority of the entity’s expected residual returns or both.

The provisions of FIN 46R became effective for us as of the date of the initial filing of Form S-1 for all VIEs subject to FIN 46R. Based on our evaluation, we do not believe we have ownership in any variable interest entities. Therefore, the adoption of FIN 46R had no impact on our financial position, results of operations or cash flows. However, in future periods we will apply the consolidation or disclosure requirements of FIN 46R if we should own any interest deemed to be a variable interest.

In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 was amended by FSP 106-2 in May 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. We adopted FSP 106-2 as of April 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers who provide prescription drug coverage for retirees eligible for Medicare. We recognized the effect of the new retiree prescription drug benefit coverage by Medicare, and as a result, recorded a net benefit of $1.6 million in the second quarter of 2004, which was reflected as a reduction of selling, engineering, administrative and general expense. The availability of the new Medicare drug coverage decreased our accumulated postretirement benefit obligation by approximately $27.7 million. We have elected not to apply for federal subsidies eligible under the Act.

Certain Risk Factors

Set forth below are important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by our management.

We have a history of net losses and may incur net losses in the future.

Since 2001, we have had a history of net losses. During 2001, 2002 and 2003, we reported net losses of approximately $44.8 million, $23.2 million and $44.7 million, respectively and as of September 30, 2004, we had an accumulated stockholders’ deficit of $308.5 million. For the nine-month period ended September 30, 2004, we reported net income of $3.8 million. However, we cannot assure you that we will become profitable or sustain profitability in the future. If we continue to incur net losses, our business, results of operations and financial condition could be materially and adversely affected.

Our customers’ businesses are cyclical in nature and our business and operating results could be harmed during economic or industry downturns.

The businesses of most of our customers, particularly oil, gas and engineering and construction companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our operating results. For example, in 2001 and 2002 we experienced the effects of a contracting global economy, which resulted in lower capital expenditure budgets of our customers, which in turn, adversely affected demand for and pricing of our products and services. In addition, because we only compete in some segments of the energy infrastructure and oilfield equipment industries, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole.

Currently, oil and gas prices are high and our oil company customers are experiencing increased profitability, resulting in a high level of demand for our products. The current level of oil and gas prices may not continue, and the results of any future industry downturns may have a material adverse affect our business, results of operations and financial condition.

The loss of any of our large customers, or failure to win national, regional and global contracts from an existing customer, could reduce our cash flow, market share and profits.

For the nine months ended September 30, 2004, our largest customer represented approximately 2.6% of our total revenues, and our top ten customers collectively represented approximately 14.1% of our total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a greater percentage of our sales. We could also lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

We face intense competition and increasing competition and consolidation in our industry could require us to adjust the prices of our products, which could have a material adverse effect on our revenues and profitability.

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

During the past two years, we have identified a number of “material weaknesses” and “reportable conditions” in our internal financial controls. Some of these weaknesses resulted in errors in our historical financial statements, which in turn resulted in a restatement of our financial statements for 1999 through 2001 and our financial statements for periods prior to 2001 became unaudited. In addition, we disclosed significant fourth quarter adjustments in 2001 and 2003.

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

In June 2004, the Public Company Accounting Oversight Board, or PCAOB, adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which include revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defined a material weakness as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Although we are not currently subject to Section 404, we have examined the definitions contained in the PCAOB pronouncement. The new rules describe certain circumstances as being both significant deficiencies and strong indicators that a material weakness in internal control over financial reporting exists. In reviewing our internal control over financial reporting, we have identified a number of these specified circumstances, including (a) identification by our auditors of material misstatements in internal drafts of our financial statements that were not initially identified by our internal control process, (b) an ineffective internal audit function, and (c) an ineffective control environment. We have evaluated these deficiencies and determined that an additional material weakness in our internal control over financial reporting exists with respect to our ability to properly monitor and account for non-routine transactions and to apply U.S. GAAP in transactions subject to new or complex accounting pronouncements.

We have taken and continue to take steps to correct these internal control deficiencies. The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our interim financial statements is subject to continued management review supported by confirmation and testing by our internal auditors, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. Beginning with the year ending December 31, 2005, pursuant to Section 404 of the Sarbanes-Oxley Act our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on our management’s assessment of and operating effectiveness of internal controls. We have substantial effort ahead of us to complete documentation of our internal control system and financial processes, information systems, assessment of their design, remediation of any control deficiencies identified in these efforts and management testing of the design and operation of internal controls. We cannot assure you that we will be able to complete the required management assessment by our reporting deadline. An inability to complete and document this assessment could result in a scope limitation qualification or a scope limitation disclaimer by our auditors on their attestation of our internal controls. In addition, if a material weakness were identified with respect to our internal control over financial reporting, we would not be able to conclude that our internal controls over financial reporting were effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

If we are found in violation of Commerce and Treasury Department regulations restricting dealings with sanctioned countries, we may be subject to civil or criminal penalties, which may have a material adverse effect on our business or our ability to do business outside the United States.

In April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. With the assistance of outside counsel, we commenced a full investigation of the Dubai branch’s transactions with sanctioned countries. On July 9, 2004, we submitted preliminary voluntary disclosures of the Dubai branch transactions to the Commerce and Treasury departments under their voluntary disclosure programs and committed to submit to the departments a report concerning the results of our investigation when it is concluded.

Thereafter, we expanded the investigation to include other Dresser affiliated offices that have since January 1999 engaged in transactions relating to U.S.-sanctioned countries (including those countries mentioned as well as Libya (prior to late April 2004), Cuba and Syria (since mid-May 2004)) to determine whether there were any other violations of U.S. laws related to export controls and economic sanctions.

The investigation has to date identified a significant number of sales by certain of our other foreign affiliates to sanctioned countries (in addition to such sales by the Dubai branch) that appear to have been performed without the required U.S. governmental authorizations. In some of these transactions, current and former employees of several foreign and U.S. entities (including the Dubai branch) appear to have understood that the sales were wrongful and in some instances took steps to conceal information about them.

The investigation to date has also found evidence of potential violations by the Company and certain of its U.S. operations in connection with sanctioned country sales. These include issuing bank guarantees, entering into agreements with foreign representatives, referring sales to foreign affiliates, and providing technical, business or other assistance or support in connection with foreign affiliate sales.

As part of its Management Integrity Initiative, the Company has commenced a comprehensive remedial program that is designed to prevent the risk of further unlawful transactions or unlawful facilitations of otherwise legal transactions by our foreign affiliates involving sanctioned countries. Actions that we have initiated include adoption of a requirement that the U.S. corporate legal department conduct a legal review of all pending or new sales by the Company’s foreign affiliates to sanctioned countries to determine whether such sales are permissible under applicable U.S. export control laws, issuance of further guidance to, and additional training of, our employees concerning the application of U.S. foreign trade controls, and reorganization of the Company’s management team that oversees compliance with these controls. At the conclusion of the investigation, we expect to take appropriate disciplinary action against personnel who willfully engaged in wrongful conduct.

If we are found in violation of the applicable Commerce and Treasury Department regulations restricting dealings with Iran, Sudan, Cuba and Syria (and in the past, Iraq and Libya) we may be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in export trading or to have our foreign affiliates receive U.S.-origin goods, software or technology. Because the investigation is ongoing, we are unable to determine at this time the extent of violations or the exact nature of the penalties to which we may be subjected as a result of any unauthorized dealings with U.S.-sanctioned countries. As a result, we cannot currently predict whether the ultimate resolution of this matter will materially adversely affect us financially, or our business including our ability to do business outside the United States. See Part II. Item 1 – Legal Proceedings.

Economic, political and other risks or negative events in the international market where we have sales and operations could adversely affect our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside the United States for the nine month ended September 30, 2004, were 59%. Since 2001, our sales outside the United States as a percentage of our total sales has increased, and we expect this percentage to continue to increase in the foreseeable future. Accordingly, significant negative events affecting the markets where we operate, or other international markets, could jeopardize or limit our ability to transact business in the manner we expect, which could adversely affect our business, revenues and operating results. Some of these factors include:

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

We are subject to the Foreign Corrupt Practices Act, or the FCPA, and our failure to comply with the laws and regulations thereunder could result penalties which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

As a U.S. company, we are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Although we make every effort to comply with the FCPA and to ensure that our employees comply with the FCPA, we cannot assure you that such precautions will protect us against liability under the FCPA, particularly as a result of actions taken in the past, or which may be taken in the future by our agents, employees and intermediaries for whom we may have exposure under the FCPA. If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand name and could have an adverse effect on our business, financial condition and results of operations.

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

Acts of war and/or acts of terrorism could have a material adverse impact on our business, results of operations and financial condition. The threat of terrorism, war, heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to the economies of the countries in which we do business and create further uncertainties. Because we operate in the Middle East and continue to have strong development activity there, the continued deterioration of the political climate in the Middle East could directly impact our facilities and could affect our sales, our supply chain, our production capability and our ability to deliver our products and services to our customers. To the extent that such disruptions or uncertainties result in delays or cancellations of orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

If we are not able to apply new technology and software in our products or develop new products to meet our customers’ needs, we may not be able to generate new sales.

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

Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. Protecting our intellectual property can be expensive and may not be cost effective. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize our technologies, which could have a material adverse affect our business, results of operations and financial condition.

The cost of compliance with environmental laws and regulations and environmental liabilities could adversely affect our financial condition.

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

We have incurred, and may continue to incur, both operating and capital costs to comply with environmental laws and regulations, including potentially substantial costs for remediation and investigation of some of our properties (many of which are sites of long-standing manufacturing operations). In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements or new claims for property damage or personal injury arising from environmental matters could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

As of September 30, 2004, we had approximately 8,900 employees. Approximately 31% of our workforce in the United States is represented by labor unions. Currently, of our eight material collective bargaining agreements, three will expire in 2005, two will expire in 2006, two will expire in 2008 and one will expire in 2009. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements. The renegotiation of our existing collective bargaining agreements could result in significant increases in our labor costs. In addition, a breakdown in such negotiations could result in the disruption of our operations, which could have a material adverse affect our business, financial condition and results of operations. For example, in May 2003, our labor agreement with the International Association of Machinists & Aerospace Workers, AFL-CIO District 10 at our Waukesha, Wisconsin manufacturing plant expired and we failed to reach agreement on a new labor contract at that time. The bargaining unit voted in favor of a strike on May 2, 2003. On July 23, 2003, we announced the signing of a new three-year labor agreement, and our union shop employees resumed work on July 28, 2003. The strike adversely affected our operating results for 2003.

If we lose our senior management, or if we are unable to attract and retain other qualified personnel, our business, financial condition and results of operations may be adversely affected.

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

We rely on a limited number of non-affiliated suppliers and subcontractors for the supply of many specific components and sub-assemblies that are incorporated into our products. As our business has increased, we have recently experienced delays in the delivery of some components and sub assemblies. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any disruption in our relationships, we may be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components and sub-assemblies and the relatively long lead time needed to qualify new subcontractors may result in delays in delivery, interruption or delays in manufacturing and the cancellation of orders for our products, any of which could have a material adverse affect our business, financial condition and results of operations.

We are dependent on the availability and pricing of raw materials and components and we cannot assure you that we will be able to obtain such raw materials at current price levels or at all.

We require substantial amounts of raw materials that we purchase from outside sources. Raw materials comprised a significant portion of our total costs. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the supply of, and demand for, such raw materials, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials and components could have a material adverse affect our operating results.

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

We rely on independent distributors to sell our products and provide direct service and aftermarket support to our customers. Our arrangements with these distributors are not exclusive and may be cancelled on short notice.

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

We are a highly leveraged company. As of September 30, 2004, we had $1,075.5 million of outstanding long-term indebtedness, including the current portion, $8.7 million of short-term notes and shareholders’ deficit of $308.5 million. This level of indebtedness could have important consequences, including the following:

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

The terms of our credit facility, the indenture governing our subordinated notes and our new $125 million senior unsecured term loan facility do not prohibit us from incurring significant additional indebtedness in the future, including indebtedness for acquisitions. As of September 30, 2004, we had $43.3 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

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

As of September 30, 2004, the notes and the subsidiary guarantees are subordinated to $515 million of long-term indebtedness, including the current portion, and approximately $43.3 million would have been available for borrowing as additional senior indebtedness under the credit facility, subject to certain conditions. We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture.

Restrictive covenants in our credit facility, the indenture governing our senior subordinated notes and our senior unsecured term loan facility may restrict our ability to pursue our business strategies.

Our credit facility, the indenture governing our senior subordinated notes and our senior unsecured term loan facility limit our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our common stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

In addition, our credit facility requires us to maintain certain financial ratios. We may not be able to maintain these ratios. We have in the past sought and obtained a number of amendments to our credit facility to allow us greater flexibility to maintain these ratios. Covenants in our credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities, which may restrict our ability to pursue our business strategies.

We have substantial NOLs, which may not be available to us if we experience an ownership change in the future.

As of December 31, 2003 we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $166.3 million, which are due to expire in the years 2020 through 2023. We expect to generate additional U.S. federal net operating losses in the current taxable year, which may be used to offset future taxable income through 2024. The Internal Revenue Code of 1986, as amended, or the Code, imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code, which we refer to as the Section 382 Limitation. The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change taxable income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% or greater stockholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. If we experience an ownership change, our ability to use our NOLs would be subject to the Section 382 Limitation. Moreover, even if we do not experience an ownership change, it is possible that as a result of the issuance of common stock by our 5% or greater stockholders or transactions involving our 5% or greater stockholders, we may experience an ownership change in the future, which would cause our NOLs to be subject to the Section 382 Limitation.

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

During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not have a material effect on our business, financial condition or results of operations. However, any material litigation or litigations that are material in the aggregate, and for which we are not indemnified, may have a material adverse impact our future results of operations.

Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. Changes in legislation and regulations could increase our costs and make it more difficult to achieve our business plan, which could have an adverse effect on our profitability.

We may be faced with unexpected product claims or regulations, which could be costly, require the time and attention of management and require us to pay considerable fines and damages.

Because some of our products are used in systems that handle toxic or hazardous substances, a failure of any of our products could have material adverse consequences such as significant damage to property or serious personal injury and alleged failures of certain of our products have resulted in, and in the future could result in, claims against us for product liability, including property damage, personal injury damage and consequential damages. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products. Any such litigation or claim may cause us to incur substantial costs, divert the attention of our management from our business and subject us to fines and damages, which could have a material adverse effect on our business, financial condition and results of operations.

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

	September 30, 2004								December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value	Carrying Amount	Fair Value
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$1.5	$—	$—	$—	$—	$—	$1.5	$—	$—	$—
Avg. Contract Rate	110.9036	—	—	—	—	—	—	—	—
Euro
Contract Amount	$21.3	$26.8	$—	$—	$—	$—	$48.1	$(0.2)	$53.5	$4.0
Avg. Contract Rate	1.2073	1.2129	—	—	—	—	—	—	1.1507
Related forward contracts to buy GBP
Euro
Contract Amount	$0.9	$—	$—	$—	$—	$—	$0.9	$—	$—	$—
Avg. Contract Rate	0.6741	—	—	—	—	—	—	—	—
Related forward contracts to buy USD
South African Rand
Contract Amount	$1.1	$1.0	$—	$—	$—	$—	$2.1	$(0.1)	$0.5	$—
Avg. Contract Rate	6.8368	6.6347	—	—	—	—	—	—	6.9107
Euro
Contract Amount	$1.8	$3.4	$—	$—	$—	$—	$5.2	$—	$6.4	$(0.4)
Avg. Contract Rate	1.1823	1.1459	—	—	—	—	—	—	1.1598
Japanese Yen
Contract Amount	$2.0	$17.0	$—	$—	$—	$—	$19.0	$—	$0.1	$—
Avg. Contract Rate	107.4829	107.4013	—	—	—	—	—	—	110.3356
British Pound
Contract Amount	$2.1	$2.6	$—	$—	$—	$—	$4.7	$—	$—	$—
Avg. Contract Rate	1.6671	1.4900	—	—	—	—	—	—	—
Canadian Dollar
Contract Amount	$3.4	$21.1	$—	$—	$—	$—	$24.5	$—	$—	$—
Avg. Contract Rate	1.3371	1.3415	—	—	—	—	—	—	—
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.2	$0.1	$—	$—	$—	$—	$0.3	$—	$0.5	$—
Avg. Contract Rate	8.0441	8.1775	—	—	—	—	—	—	8.3851
British Pound
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—	$—	$—
Avg. Contract Rate	0.6700	—	—	—	—	—	—	—	—
Japanese Yen
Contract Amount	$0.1	$1.0	$—	$—	$—	$—	$1.1	$—	$—	$—
Avg. Contract Rate	131.3400	132.1200	—	—	—	—	—	—	—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	0.7	2.7	0.9	0.7	0.7	551.5	557.2	608.0	559.1	602.8
Average Interest Rate	9.30%	9.31%	9.32%	9.34%	9.34%	9.36%			9.33%
Variable Rate	—	—	—	4.0	194.0	317.0	515.0	522.9	381.6	381.6
Average Interest Rate	—	—	—	5.77%	6.06%	6.68%			8.59%
Euro Functional Currency
Fixed Rate	0.2	1.0	1.1	0.6	0.4	—	3.3	3.4	3.4	3.5
Average Interest Rate	4.17%	4.20%	4.26%	4.44%	4.50%	—			8.49%

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

In the course of the preparation of our financial statements for the year ended December 31, 2003, management identified a material weakness and a reportable condition regarding various elements of our system of internal controls.

We noted a material control weakness with respect to our on/off valve operations located in Houston, Texas, pertaining to three areas of accounting: general accounting, inventory reconciliation and correction and contract accounting for large projects. In the general accounting area, customer receivables, accounts payable and accrual accounts were not adequately and completely reconciled to the general ledger, and supporting materials for some manual journal entries, as well as for credits for billing errors, were insufficient. With respect to inventory accounting, controls over inventory reconciliation were weak, delays existed in the accounting recognition of inventory movement and errors existed in recording inventory movement. Additionally, our on/off valve operations located in Houston, Texas did not have adequate accounting practices or procedures establishing internal controls over large projects. Accounting for projects, which involves the administration of larger customer contracts with unique terms, would initially be recorded without respect to specific contract terms in a manner separate from the operation’s other accounting systems and without adequate accounting oversight. This necessitated significant manual entries to obtain appropriate recognition of the transactions relating to projects on the general ledger.

We also noted a reportable condition with respect to the operation of our finance organization. This condition resulted in part from significant complexity in our consolidation process, particularly with respect to complexity of accounting among legal entities and operational units. Also contributing to the condition was a lack of rigor in the application of company policy, including the reconciliation of accounts to the general ledger, and inconsistent application of company policy with respect to inventory costing, bad debts, sales allowances, inventory reserves, property, warranty and various expense accruals. In addition, the finance organization experienced difficulty in responding to more complex areas of accounting and financial reporting, including those involving related party and company stock transactions.

In June 2004, the PCAOB adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act, which include revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defined a material weakness as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Although we are not currently subject to Section 404, we have examined the definitions contained in the PCAOB pronouncement. The new rules describe certain circumstances as being both significant deficiencies and strong indicators that a material weakness in internal control over financial reporting exists. In reviewing our internal control over financial reporting in connection with the preparation of this prospectus, we have identified a number of these specified circumstances, including (a) identification by our auditors of material misstatements in internal drafts of our financial statements that were not initially identified by our internal control process, (b) an ineffective internal audit function and (c) an ineffective control environment. We have evaluated these deficiencies and determined that an additional material weakness in our internal control over financial reporting exists with respect to our ability to properly monitor and account for non-routine transactions and to apply U.S. GAAP in transactions subject to new or complex accounting pronouncements.

In addition, in April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. A short time after the Dubai branch investigation commenced, we expanded the investigation to include other Dresser affiliated offices that have since January 1999 engaged in transactions relating to U.S.-sanctioned countries (including those mentioned as well as Libya (prior to April 2004), Cuba and Syria (since mid-May 2004)) to determine whether there were any other violations of U.S. laws related to export controls and economic sanctions. The investigation has to date identified a significant number of sales by certain of our other foreign affiliates to sanctioned countries (in addition to such sales by the Dubai branch) that appear to have been performed without required U.S. government authorization. We have already commenced a comprehensive remedial program that is designed to prevent the risk of further unlawful transactions or unlawful facilitations of otherwise legal transactions by our foreign affiliates involving sanctioned countries. At the conclusion of the investigation, we expect to take appropriate disciplinary action against personnel who willfully engaged in wrongful conduct. See Part II. Item 1 – Legal Proceedings.

As required by SEC Rule 13a-15(b), management conducted an evaluation with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2004. Management has undertaken the following initiatives with respect to our disclosure controls and procedures:

•	We have appointed new controllers for both the on/off product line and its North American operations, and hired additional personnel to increase the depth of accounting experience in our Houston on/off valve operations. We have also hired an experienced controller to oversee project accounting.

•	We have established enhanced corporate oversight of the accounting at our Houston on/off valve operation, and expect to continue this oversight throughout 2004. Additionally, we have conducted quarterly physical inventories at this location during the first two quarters of 2004 and on a limited basis in the third quarter of 2004. We expect to perform a full physical inventory at the end of 2004.

•	We have significantly increased the number and skills of management and staff personnel in our accounting and finance organization to increase our depth of experience in accounting, SEC reporting matters and internal audit, and have recently implemented processes to identify and review all significant or non-routine issues.

•	We have appointed new controllers at six of our eight principal operating units, and have recently hired a Director of Accounting in our corporate office. Additionally, we have recently hired a new Director of Internal Audit from outside our company. He reports to our Chief Executive Officer and the Audit Committee, and is working with management to enhance the effectiveness of our internal audit function. We are continuing to monitor and review the overall adequacy of our personnel and expect to make additional changes.

•	We continue to review and revise a number of our disclosure and accounting policies and procedures, including internal employee training, in order to strengthen and establish greater uniformity in their application.

•	We have undertaken a plan to adopt an enterprise resource planning system solution to replace the current variety of systems we used for operating and financial reporting throughout our global organization. We have installed this system at our corporate accounting department and have completed the global design of the system for our operating units. We expect to complete an initial pilot implementation of this system in our U.S. retail fueling operation in 2004.

•	We have undertaken a separate project to install new data collection, consolidation and reporting process and systems company wide to significantly increase the consistency and transparency of our consolidation and financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Foreign Trade Controls Investigation

In April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. With the assistance of outside counsel, we commenced a full investigation of the Dubai branch’s transactions with sanctioned countries. On July 9, 2004, we submitted preliminary voluntary disclosures of the Dubai branch transactions to the Commerce and Treasury Departments under their voluntary disclosure programs and committed to submit to these departments a report concerning the results of our investigation when it is concluded.

Thereafter, we expanded the investigation to include other Dresser affiliated offices that have since January 1999 engaged in transactions relating to U.S.-sanctioned countries (including those countries mentioned as well as Libya (prior to late April 2004), Cuba and Syria (since mid-May 2004)) to determine whether there were any other violations of U.S. laws related to export controls and economic sanctions.

The Audit Committee of the Board of Directors assumed oversight of the investigation in early October 2004. We currently expect the investigation will be completed and our final reports to the Commerce and Treasury Departments will be submitted during the first quarter of 2005.

The investigation has to date identified a significant number of sales by certain of our other foreign affiliates to sanctioned countries (in addition to such sales by the Dubai branch) that appear to have been performed without the required U.S. governmental authorizations. In some of these transactions, current and former employees of several foreign and U.S. entities (including the Dubai branch) appear to have understood that the sales were wrongful and in some instances took steps to conceal information about them.

The investigation to date has also found evidence of potential violations by the Company and certain of its U.S. operations in connection with sanctioned country sales. These include issuing bank guarantees, entering into agreements with foreign representatives, referring sales to foreign affiliates, and providing technical, business or other assistance or support in connection with foreign affiliate sales.

As part of its Management Integrity Initiative, the Company has commenced a comprehensive remedial program that is designed to prevent the risk of further unlawful transactions or unlawful facilitations of otherwise legal transactions by our foreign affiliates involving sanctioned countries. Actions that we have initiated include adoption of a requirement that the U.S. corporate legal department conduct a legal review of all pending or new sales by the Company’s foreign affiliates to sanctioned countries to determine whether such sales are permissible under applicable U.S. export control laws, issuance of further guidance to, and additional training of, our employees concerning the application of U.S. foreign trade controls, and reorganization of the Company’s management team that oversees compliance with these controls. At the conclusion of the investigation, we expect to take appropriate disciplinary action against personnel who willfully engaged in wrongful conduct.

Violations of the applicable Commerce and Treasury Department regulations restricting dealings with Iran, Sudan, Cuba and Syria (and, in the past, Iraq and Libya) may result in civil or criminal penalties, including fines and/or suspension of the privilege to engage in export trading or to have our foreign affiliates receive U.S.-origin goods, software or technology. Because the investigation is ongoing, we are unable to determine at this time the extent of the violations or the exact nature of the penalties to which the Company may be subjected as a result of any unauthorized dealings with U.S.-sanctioned countries. As a result, we cannot currently predict whether the ultimate resolution of this matter will materially adversely affect us financially, or our business including our ability to do business outside the United States. At this time, we have made no provision in our financial statements for any fines or penalties that might be incurred in this matter.

The Company is involved in various legal proceedings, none of which is deemed material for reporting purposes. Information relating to various commitments and contingencies is described in Note 11 of the financial statements of this Form 10-Q.

Item 6. Exhibits

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

DRESSER, INC.

Date: November 15, 2004	By:	/S/ STEVEN G. LAMB
Steven G. Lamb Chief Executive Officer and President

/S/ JAMES A. NATTIER
James A. Nattier Executive Vice President and Chief Financial Officer

/S/ THOMAS J. KANUK
Thomas J. Kanuk Corporate Controller and Chief Accounting Officer