Form 10-K
period 2004-12-31
DRESSER INC
filed 2005-12-21
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-32372

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

There is currently no established publicly traded market for the common equity of the Company held by non-affiliates.

The number of shares outstanding of common stock (par value $0.01 per share) as of December 15, 2005 was 1,000.

DRESSER, INC.

Form 10-K Annual Report

PART I

ITEM 1. BUSINESS

Restatement of Historical Financial Statements

During the fourth calendar quarter of 2003, we reported adjustments aggregating a $10.0 million decrease to pre-tax income and a $2.4 million decrease to income tax expense (the “2003 fourth quarter adjustments”). In our 2003 Form 10-K, we reflected these amounts in the fourth quarter of 2003 and disclosed that these amounts were significant to the fourth quarter and the year. We have since determined to restate our historical financial statements for the effect of the 2003 fourth quarter adjustments. Also, during the preparation of our 2004 financial statements, we identified errors in amounts we had previously reported in our historical financial statements for the first nine months of 2004 and periods prior to 2004. As a result, we have restated our financial statements for the years ended December 31, 2003 and 2002 and our quarterly financial information for each of the quarters in 2003 and the first three quarters of 2004. The errors identified related to:

•	Certain adjustments recorded and disclosed in the fourth quarter of 2003, which related to prior periods;

•	Deferred tax adjustments arising from our 2001 recapitalization transaction;

•	Accounting for LIFO inventory;

•	Accounting for foreign currency translation;

•	Accounting for inventory, including capitalization of inventory costs, the elimination of profits related to intercompany inventory transfers, and excess and obsolete inventory reserves;

•	Capitalization and amortization of deferred financing fees;

•	Various reconciliation adjustments related to our on/off valves product line; and

•	Other various matters, primarily of a control-related or bookkeeping nature, identified during the preparation of our 2004 financial statements or in connection with the restatement efforts discussed above.

The following table sets forth the effects of the above errors, including the impact of reversing the previously recorded 2003 fourth quarter adjustments and the deferred tax adjustments related to our 2001 recapitalization transaction and recording these items in the appropriate periods, on our previously reported net income (loss) for the years 2000 through 2003 and the nine months ended September 30, 2004

	Adjustment to Net Income (Loss)						Cumulative Total Adjustment to Net Income (Loss)
	Nine Months Ended September 30, 2004	Year Ended December 31,				Prior to 2000
		2003	2002	2001	2000
			(in millions)
2003 fourth quarter adjustments	$—	$11.3	$(0.2)	$(1.4)	$(0.6)	$(3.7)	$5.4
Deferred tax adjustments	—	(2.7)	(0.6)	0.2	—	—	(3.1)
LIFO inventory	—	(0.4)	(0.2)	(0.2)	—	(5.3)	(6.1)
Foreign currency translation	(0.2)	2.7	4.5	(0.3)	—	—	6.7
Inventory costing	(2.4)	0.7	3.9	(0.8)	(2.7)	(3.0)	(4.3)
Deferred financing fees	4.3	0.4	2.0	1.8	—	—	8.5
On/Off adjustments	0.2	(2.6)	2.0	0.1	—	0.2	(0.1)
Other	—	(2.6)	1.0	(0.6)	—	3.3	1.1

Total adjustments	$1.9	$6.8	$12.4	$(1.2)	$(3.3)	$(8.5)	$8.1

Management and our independent registered public accounting firm have identified six material weaknesses regarding elements of our internal control over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

To address the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. See “Item 9A. Controls and Procedures” for information concerning each of our six material weaknesses.

For additional information relating to the effect of our restatement, see the following items:

•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures

Our Business

General Business Development

Dresser, Inc. was originally incorporated in 1998 as Dresser Equipment Group, Inc. (“DEG”), a Delaware corporation. Its certificate of incorporation was amended and restated on April 9, 2001 with our present name. As used in this report, the terms “we,” “our,” “us,” “Dresser” and the “Company” refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

In January 2001, Halliburton Company (“Halliburton”), together with its wholly-owned subsidiary Dresser B.V., signed an Agreement and Plan of Recapitalization with DEG Acquisitions, LLC, an entity owned by affiliates of First Reserve Corporation (“First Reserve”) and Odyssey Investment Partners, LLC (“Odyssey”), to effect the recapitalization of its businesses relating to, among other things, the design, manufacture and marketing of flow control, measurement systems and compression and power systems for customers primarily in the energy industry. In connection with the recapitalization in April 2001, we paid Halliburton $1,296.3 million to redeem our common equity and acquire the stock of certain of our foreign subsidiaries from Dresser B.V. The recapitalization transaction and related expenses were financed through the issuance of $300 million of senior subordinated notes, $720.0 million of borrowings under our credit facility and approximately $400 million of common equity contributed by DEG Acquisitions, LLC. Halliburton retained an approximate 5.1% voting interest as part of the recapitalization transaction.

On July 3, 2002, we modified our corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser, Inc. We are now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. As a result of our new corporate structure, our shareholders became shareholders of Dresser, Ltd. Dresser Holdings, Inc. and Dresser Holdings, Ltd. have no assets or liabilities, other than common stock holdings of us and Dresser Holdings, Inc., respectively, conduct no operations and have no transactions to date other than those incidental to their formation or insignificant equity transactions.

We believe we are a leading worldwide manufacturer and marketer of highly engineered energy infrastructure and oilfield products and services. Approximately 85% of our revenues are generated from energy infrastructure and oilfield equipment spending. Our customers use our products for the exploration, production,

Ashcroft®, Becker Precision Equipment™, BPE™, Consolidated®, Control Seal™, Dresser®, Ebro®, Enginator®, Global Century™, Global Star®, Green-Tag®, Grove®, Heise®, Ledeen™, MARC™, Masoneilan®, Mooney®, Nil-Cor™, Nucleus®, Ovation®, Ring-O®, Roots®, SVI®, Tom Wheatley™, Texsteam™, TK™, Valvue™, VHP®, Vista™, Waukesha®, Enginator®, Wayne®, Wayne Plus/3™ and Wheatley® are our and/or our subsidiaries’ principal trademarks to which we refer herein.

transportation, processing, storage and distribution of oil and gas and their by-products. Our principal business segments are flow control, measurement systems and compression and power systems. We serve the energy industry globally, with an established sales presence in over 100 countries and manufacturing or customer support facilities in 20 countries. For the year ended December 31, 2004, 62% of our revenues were generated from our operations outside of the United States, and we expect this percentage to increase going forward. Our on/off valves and instruments product lines generated approximately 29% of our 2004 revenues from operations outside of the United States. See “Recent Developments” below for a discussion of the sales of our on/off valves and instruments product lines.

We offer our customers a broad portfolio of highly engineered products, including valves, instruments, meters, retail fuel dispensers, software and related control systems and natural gas fueled engines. Because a number of our products are for use in mission-critical applications, our customers require us to meet stringent internal, government and industry standards in order to reduce the likelihood of costly system failures. Our customers select our products based on our product performance and reliability, timely service, support and price. Our products are often developed and engineered in cooperation with our customers for specific applications. We believe our established brands, such as Consolidated, Grove, Masoneilan, Roots, Waukesha and Wayne, are well regarded among our customers. As a result of our long operating history, we believe we have developed an installed equipment base that provides us with recurring aftermarket revenues.

Our more than 10,000 customers include most of the world’s major and national oil companies, multinational engineering and construction companies and a number of other Fortune 500 firms. In 2004, our top customers in terms of revenues, excluding distributors, included BPAmoco Corporation, ChevronTexaco Corporation, ExxonMobil Corporation and Shell Oil Company. In 2004, our largest customer accounted for approximately 2.8% of our revenues.

Our principal business segments are as follows:

Flow Control (54.4% of 2004 revenues). We are a manufacturer of on/off valves, control valves and pressure relief valves. We serve the oil and gas production, transportation, storage, refining, petrochemical and power generation sectors of the energy industry. Our flow control segment produces what we believe is one of the most complete valve product lines for the energy infrastructure industry, including both standard and customized product offerings. In addition to valve products, our flow control segment also designs, manufactures and markets six other primary product lines: actuators, which are devices that perform a mechanical action in response to an input signal, integrated flow systems, instruments, meters, pressure regulators and piping specialties.

Measurement Systems (29.5% of 2004 revenues). We believe our measurement systems segment is a leading supplier of retail fuel dispensers, pumps, peripherals, point-of-sale and site monitoring systems and software for the retail fueling industry. We have marketed our retail fuel systems for approximately 100 years under the Wayne brand. As an industry pioneer, we were the first to introduce self-service consoles and fuel blending dispensers to service stations. More recently, we introduced the first in-pump card readers and cash acceptors, the first microcomputer-based fuel processing systems, the first in-pump radio frequency identification payment systems such as Speedpass (a registered trademark of ExxonMobil Corporation) and the first dispenser mounted touch screen payment/communication systems. We also produce regulatory approved vapor recovery systems that reduce gasoline vapor emissions during the fueling process. Our June 2004 acquisition of the retail fueling systems operation of Nuovo Pignone S.p.A. from General Electric Company has increased our global market share in retail fuel systems and expanded our penetration of the retail fuel systems market in Europe.

Compression and Power Systems (16.1% of 2004 revenues). We believe our compression and power systems segment is a leader in the design, manufacture and marketing of natural gas fueled engines. Our engines are used primarily for natural gas compression and distributed power generation. Our product offering includes high horsepower engines and complete power generation packages. We also manufacture positive displacement blowers and centrifugal compressors for air and gas applications. Our power systems and compression products are sold under the Waukesha and Roots brand names worldwide, both directly to end-users and through a network of independent distributors. We believe we have been able to develop a large installed base of natural gas fueled industrial engines as a result of our long operating history.

For additional discussion of our business segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our segment operating results, identifiable assets and geographic information, see “Item 8. Financial Statements Note 19. Segment Information,” which is incorporated herein by reference.

Recent Developments

On/Off Valve Business

In November 2005, we sold substantially all of our worldwide on/off valve business to Cooper Cameron Corporation. The sale of the Brazilian portion of the on/off business is awaiting Brazilian regulatory confirmation of transfer permits and tax documentation, which we expect to be completed in early 2006. The total purchase price for the on/off business was $223.8 million in cash, subject to post-closing adjustments including $21.3 million attributable to the Brazilian operation. In connection with the sale, Cooper Cameron has assumed certain liabilities which include ordinary course customer/vendor contracts, leases and other commercial agreements; specified agency/distributor agreements; working capital liabilities, including payables and accrued payroll; specified severance, change of control and employment agreements; product warranty/ product liability for products shipped post-closing, as well as product warranty/product liability for products shipped pre-closing, but only to the extent of warranty reserves; and liquidated damages on shipped products to the extent of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing.

We retained all liabilities not specifically assumed, including litigation, environmental (whether known or unknown), debt, pension liabilities and other benefit plans; product warranty/product liability for products shipped pre-closing in excess of warranty reserves; liquidated damages on shipped products in excess of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing (net of unused reserves from shipped products).

Instruments Business

Also in November 2005, we sold our instruments business to Ashcroft Holdings, Inc., an affiliate of KPS Special Situations Fund II, L.P. (“Ashcroft”), for approximately $34.0 million in cash, subject to post-closing adjustments. Ashcroft assumed certain liabilities which include ordinary course contracts, leases, distributor and sales agent contracts, and other commercial agreements; working capital liabilities, including payables and accrued payroll; termination or severance obligations that may be payable to certain distributors, sales agents and employees; and liabilities under the unit’s German pension plan.

We retained all liabilities not specifically assumed, including certain known environmental liabilities, such as remediation obligations at our Stratford, Connecticut facility; certain pension and frozen retiree medical and life insurance liabilities; specified litigation; and pre-closing product and export control liabilities.

Our Industry

The worldwide energy infrastructure and oilfield equipment industry is primarily comprised of products and services used in finding, producing, transporting, processing, storing and distributing oil and natural gas and their by-products. The market spans the energy value chain: exploration and production; transmission; storage; conversion, which includes refining and petrochemical and power generation; end-product retail distribution.

Over the long term, demand for energy infrastructure and oilfield equipment is generally driven by the level of worldwide economic activity and energy consumption. Energy demand is driven by global population, industrial growth, the levels of energy consumed per capita and changes in energy usage patterns. Short-term demand for energy infrastructure and oilfield equipment, however, is primarily driven by the level of capital expenditures made by the oil and gas and power industries to maintain, upgrade and expand energy infrastructure, which in turn is typically driven by actual oil and gas prices or anticipated changes. According to the Energy Information Administration (EIA), global energy consumption is projected to grow at a compound annual rate of 1.8% from 2001 to 2025. The EIA projects that natural gas will be the fastest growing primary energy source, with global consumption growing at a 2.2% compound annual rate over the same period. The EIA also projects that energy consumption within developing countries will nearly double over the next 20 years, growing at a compound annual rate of 2.7%, compared with 1.2% for industrialized countries. The increase in natural gas consumption is partly due to its position as the desired fuel source for electric power generation, given its relative efficiency and environmental advantages. Over the forecast period, the EIA expects the electricity generated using natural gas to increase as a percentage of total electricity generated from 18% in 2001 to 25% in 2025.

The increase in world natural gas consumption will require bringing new natural gas resources to market. While natural gas reserves have trended upward each year, developing countries, which generally account for nearly two-thirds of the world’s reserves, have accounted for virtually all of the increase. With many of the natural gas reserves in remote areas, the increase in natural gas consumption is expected to generate substantial investment within these regions in order to bring natural gas to major consuming markets.

According to the International Energy Agency (IEA), the cumulative investment in finding, transporting, storing and refining of oil and natural gas is expected to be $6.0 trillion from 2001 to 2030. This investment is expected to be driven by the need to replace declining production and update and replace historical oil and natural gas infrastructure, as well as by liquid natural gas, or LNG, facility growth, among other factors. According to the “International Pipeline Construction Survey” published by the Pipeline and Gas Journal in August 2005, approximately 42,500 miles of oil and gas pipeline are planned for construction over the next several years and approximately 11,500 miles of oil and gas pipeline are currently under construction.

Oil and gas companies often use infrastructure equipment for mission-critical applications in which product failure can have severe consequences and result in substantial financial losses that can reach levels many times the value of the product. As a result, oil and gas companies tend to focus on product performance and reliability and limit the number of their approved vendors. Completing the required testing and qualification for placement on approved vendor or product lists can take several years and may require significant capital expenditures. Customers are also reluctant to replace proven equipment designs with those of new or unknown manufacturers.

Oil and gas companies are also increasingly looking for equipment suppliers to provide more comprehensive engineering services and integrated solutions as part of their procurement process in order to reduce personnel and internal costs. As part of their efforts to streamline their procurement process, these companies are also reducing the number of manufacturers with whom they work, favoring firms with broader product offerings and global presence. Oil and gas companies are increasingly pursuing large, international projects, often involving extreme temperatures and pressures. We believe that our innovative and highly engineered products are well-suited to these extreme applications. For example, major oil companies in South America operate Waukesha’s powered gas compressors in ambient temperatures as low as -40°F and up to 13,000 feet in elevation. Also, our control valves are used for the regulation of liquid oxygen and liquid nitrogen at pressure of up to 10,000 psi in rocket component test stands at the NASA facility in Stennis, Alabama. We believe that these trends will continue in the future and that we will benefit from oil and oil and gas companies’ need for innovative products and technology, which often generate higher margins than more conventional products, to complete projects under extreme temperatures and pressures.

Our Competitive Strengths

We believe that our focus on the energy sector along with the following competitive strengths position us to enhance our growth and profitability.

Global Presence and Market Leadership. We have a long history of leadership and innovation in the energy infrastructure and oilfield equipment industry. We operate in all of the world’s major energy markets and believe that we are a leading provider in most of the key markets we serve. Our sales presence in over 100 countries and manufacturing or customer support and service facilities in 20 countries enables us to service our customers around the world. We believe that our broad portfolio of products and services, global presence, strong brand recognition and reputation for quality and performance provide us with an advantage in competing for business from large, multinational customers.

Broad Portfolio of Products with Reputation for Performance and Reliability. We believe our products and brands have earned a reputation for product reliability, performance and innovation. We are one of a select number of approved vendors to many of our clients. We hold more than 120 regulatory and industry approvals or certifications worldwide and have a history of advanced product introductions. Our reputation for innovation provides us with an advantage in competing for business in mission-critical applications, particularly those requiring highly engineered products that perform in challenging temperature and pressure environments.

Long-Standing Customer Relationships. We have over 10,000 customers, including long-standing relationships with many of the world’s major national and independent oil companies, multinational engineering and construction companies and other Fortune 500 firms. The recurring nature of our sales to our major customers reflects their satisfaction with the reliability and performance of our products and the timeliness of our service. These relationships also have provided us with the opportunity to collaborate with our clients to better address their needs. For example, our close working relationship with Cal Energy resulted in our being qualified as the only supplier of control valves for geothermal brine flow control. The extremely corrosive and erosive nature of this application called for close collaboration related to material selection and the internal design of the valve components to ensure long reliable service.

Large Installed Base. We believe that our global installed base of products provides us with substantial recurring aftermarket revenue since our customers award a significant portion of replacement equipment, parts and maintenance services business to the original equipment manufacturer. Aftermarket sales account for approximately 25% of our revenues in 2004 with margins that often exceed that of our original equipment. Additionally, our installed base enables us to maintain strong customer relationships and increase our understanding of our customers’ needs.

Strong, Experienced Management. Our management team has substantial experience in manufacturing and in the energy infrastructure and oilfield equipment markets. Our executive management and business unit heads average 25 years of relevant experience and many of them have held executive positions in other major public companies. Our management team also has substantial experience acquiring and integrating assets and companies that complement our portfolio of products and services.

Our Business Strategy

Approximately 85% of our revenues are generated from energy infrastructure and oilfield equipment spending. We intend to capitalize on the expected long-term global growth in energy infrastructure and oilfield equipment investment, especially related to natural gas, by growing our energy-oriented businesses both organically and by acquisitions. We specifically intend to:

Increase Our Global Presence. The percentage of our revenues from outside the United States has grown from approximately 50% in 2001 to 62% in 2004. Our customers are increasingly operating on a global basis, and we plan to continue to pursue new international opportunities and significantly expand our presence in key international growth markets, such as Brazil, China, Russia and West Africa, where energy infrastructure investment capital is expected to grow. We plan to broaden our international presence through both organic expansion and acquisitions. Our purchase in June 2004 of the distribution business of Nuovo Pignone S.p.A. reflects this strategy.

Develop New and Innovative Products. We believe that continued product innovation will provide us with significant opportunities to increase revenues from both new product sales and upgrades to our installed base of products. Many of the products with innovative technology that lower operating costs, improve convenience and increase reliability and performance often generate higher margins than more conventional products. For example, our recently developed next generation SVI smart positioner, which controls a valve’s position in accordance with a signal from a control system, and Valvue software suite, a software interface that configures, calibrates and provides valve diagnostics, provide value-added solutions for our control valve customers. Installed on new control valves or retrofitted to valves in place, these products improve process control and yields, decrease operating costs through more effective, predictive and preventative maintenance and lower automation costs by allowing distributed control of SVI-equipped valves. We plan to continue developing innovative products and have invested $74.7 million on research and development over the last three fiscal years.

Continued Focus on Operational Efficiency. We will continue to focus on operational efficiency in order to improve our earnings, cash flow and return on capital employed. To improve productivity, we implemented a variety of operational performance improvement strategies, including lean manufacturing, just-in-time process re-engineering Six Sigma process improvement programs, and enhanced supply chain management. Beginning in 2002, we initiated restructuring programs affecting several of our business units to drive manufacturing efficiencies and cost savings. Since 2002, we have eliminated five manufacturing facilities through consolidations, outsourced manufacturing at one additional site and eliminated approximately 700 employees through reductions in workforce. We have increased our focus on product improvement and component standardization, which is the foundation of our facility’s optimization efforts. We have also improved global procurement by increasing coordination among our business units and increasing outsourcing of non-core manufacturing functions. As a result, we have increased revenue per employee from $181,300 in 2001 to $225,900 in 2004 and annual inventory turns from 3.1 times per annum in 2001 to 3.9 times per annum in 2004. We believe that these efforts, together with our continued focus on operational efficiency, will result in improved margins and cash flow in the future.

Selectively Pursue Acquisitions. Since our leveraged recapitalization in April 2001, we have acquired several assets and companies in transactions with costs of up to $165 million. We intend to continue our disciplined pursuit of acquisition opportunities that fit our business strategy. We expect to make acquisitions within the energy sector that add new products or technologies to our portfolio, provide us with access to new markets or enhance our current market positions.

Our Sponsors

We are controlled by DEG Acquisitions, LLC, an entity owned by private equity funds managed by First Reserve Corporation and Odyssey Investment Partners, LLC. As of December 31, 2004, the First Reserve and Odyssey funds, through DEG Acquisitions, LLC, indirectly owned 88.48% of our common stock.

The First Reserve and Odyssey funds acquired their interests in DEG Acquisitions, LLC in connection with a recapitalization of our business in April 2001 under its prior owner, Halliburton Company. In January 2001, Halliburton Company, together with its wholly owned subsidiary, Dresser B.V. entered into an Agreement and Plan of Recapitalization with DEG Acquisitions, LLC in order to effect the recapitalization of its business relating to, among other things, the design, manufacture and marketing of flow control, measurement systems and compression and power systems. The recapitalization was accomplished through a reorganization of various legal entities that comprised the Dresser Equipment Group segment of Halliburton. Halliburton originally acquired our businesses as part of its acquisition of Dresser Industries, Inc. in 1998. Dresser Industries’ operations consisted of certain of our current business and certain other operating units that were retained by Halliburton.

In connection with the recapitalization transactions in April 2001, we entered into an Investor Rights Agreement with DEG Acquisitions, LLC, Halliburton and our other stockholders. Additionally, in connection with the recapitalization transactions in April 2001, we entered into a Sponsor Rights Agreement with affiliates of the First Reserve and Odyssey funds. Our obligations under both the Investor Rights Agreement and Sponsor Rights Agreement were assigned to Dresser, Ltd. on July 3, 2002. In connection with the planned initial public offering of our common stock, we intend to assume the obligations of Dresser, Ltd. and amend both the Investor Rights Agreement and Sponsor Rights Agreement. See “Item 13. Certain Relationships and Related Transactions” for a description of the Investor Rights Agreement and the Sponsor Rights Agreement.

First Reserve was one of the first private equity firms to actively pursue building a broadly diversified portfolio within the energy industry. First Reserve currently manages four active private equity funds with aggregate committed capital of $4.7 billion and has made investments totaling over $2.7 billion in more than 80 principal transactions (in core holdings), and over 200 add-on acquisitions with its core companies. First Reserve invests solely in the energy industry and focuses its activities on energy services and manufacturing businesses similar to Dresser. First Reserve has managed this family of investment funds since 1983 and has a management team with over 250 years of collective energy investment experience. Other past and present public First Reserve portfolio companies include Pride International, Inc., Weatherford International Ltd., Quanta Services Inc., National-Oilwell, Inc., Superior Energy Services, Inc., Cal Dive International, Inc., Chicago Bridge & Iron N.V. and Maverick Tube Corporation.

Odyssey, which is based in New York, is a leading middle-market private equity fund with more than $1.0 billion under management. Odyssey focuses on companies in the industrial, business services and financial services sectors. The principals of Odyssey collectively have over 80 years of private equity experience with companies such as Williams Scotsman, Inc., TransDigm, Inc., Monarch Marking Systems, Inc., Western Wireless Corp., Dayton Superior Corporation, United Site Services, Inc., Aviation Technologies, Inc. and Pro Mach, Inc. Technologies, Inc. Odyssey Investment Partners, LLC is the successor firm to the private equity activities of Odyssey Partners, LP, which was founded in 1982. Its current fund has over $760 million of committed capital.

Products and Services

We have three business segments: flow control, measurement systems, and compression and power systems. Our businesses are organized around the products and services provided to the customers they serve. The flow control segment consists of valve, actuator, instruments, meters, regulators, and piping specialties product lines. We have aggregated these product lines into this segment as we believe these product lines are similar in nature, have similar economic characteristics, serve the same type or class of customer and have similar distribution and production processes. Measurement systems primarily reflects the results of our retail fueling product line. The compression and power systems segment reports the results of our natural gas engine and industrial blower product lines. For additional discussion of our business segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our segment operating results, identifiable assets and geographic information, see “Item 8. Financial Statements Note 19. Segment Information,” which is incorporated herein by reference.

Flow Control

Our flow control segment manufactures on/off valves, control valves, pressure relief valves and actuators. We serve the oil and gas production, transportation, storage, refining, petrochemical and power generation sectors of the energy industry. We believe we produce one of the most complete valve product lines for the energy infrastructure industry, including both standard and customized product offerings. In addition, our technical expertise and product knowledge allow us to be one of a few global vendors who can meet the needs of our most demanding energy customers, including products specially designed for deep-water and severe service applications. Our valve products compete at unit price levels up to approximately $1 million.

In addition to valve products, our flow control segment also designs, manufactures and markets five other primary product lines: meters, instruments, pressure regulators, integrated flow systems and piping specialties. Demand for these products is driven primarily by natural gas consumption and infrastructure spending in the hydrocarbon and chemical process industries. We expect that customer trends such as integration of information technology systems with “smart” equipment and increased outsourcing of metering and monitoring services will drive demand in this market.

Historically, demand for our flow control products has been driven by the performance of the energy industry and in particular by energy infrastructure spending. Demand for valve products has therefore been greatest in industrialized nations throughout North America and Europe. In the future, we expect growth will primarily be driven by upgrading existing products, the development of new applications and increasing demand in developing regions such as Latin America, Asia and West Africa. Demand for meters, instruments, integrated flow systems and piping specialties has historically been strongest in North America and Europe, with future growth expected in Latin America, Asia and the Middle East as industrialization continues.

Our on/off valves, which are sold under the Control Seal, Grove, Ledeen, Ring-O, TK, Tom Wheatley, Wheatley and Texsteam brand names, are typically used in applications that either require flow to be completely on or off or have limited flow adjustment capabilities. Included in this category are ball, gate, check and plug valves. We have designed and patented hundreds of specialized on/off valve products. Among other new product development programs, we are designing subsea ball and check valves for deep-water oil and gas development, severe service valves, liquefied natural gas valves and more cost-effective rising-stem ball valves. Many of these valves are custom manufactured from specialty materials to handle the demanding environments in which they will be used and to meet our customers’ stringent specifications. Demand for our on/off valves is generally driven by development of oil and natural gas reserves as well as pipeline construction.

Our control valves, which are marketed under the Masoneilan and Becker Precision Equipment (BPE) brands, are used primarily in applications requiring continuous and accurate process control in gas, steam, air and liquid applications. Our control valves regulate flow and in many cases ultimately control process temperature, pressure or the level of liquids in vessels or tanks. Through our advancements in valve-mounted, microprocessor-based “smart” instrumentation and associated software, our customers can remotely monitor and diagnose valve performance and valve/instrument health to enhance control performance and predict or prevent maintenance needs. We believe these improvements in process control and the resultant reduced downtime provide customers with process yield improvements and reductions in maintenance cost. Our control valve solutions serve a wide range of industries, including electrical power generation, hydrocarbon exploration and production, oil and gas processing and refining, petrochemical, chemical, food and beverage, pulp and paper, biotech, pharmaceutical, mining and aerospace.

Pressure relief valves, including both safety and safety relief valve types, are used to protect process equipment from excessive pressure. We sell our pressure relief valves to the power generation, oil and gas, and refining and petrochemical industries under the Consolidated brand name. We are developing new products for use in growing applications, including enhanced pilot operated safety valves for use in offshore and liquefied natural gas applications.

Meters, pressure regulators and piping specialties, which are sold primarily to customers in the natural gas industry under the Roots, Mooney and Dresser brand names, are used for volume measurement and pressure regulation. These products are sold at prices ranging from approximately $400 to over $82,500 per unit. We sell complete, integrated natural gas control stations that can be used by a utility to regulate distribution of low-pressure natural gas from high-pressure transmission pipelines. These control stations typically combine a number of our products such as valves, meters, pressure sensors and regulators into a complete system solution.

Instrument products consist primarily of pressure and temperature instrumentation manufactured for oil and gas, refining, chemical, industrial and commercial customers worldwide. These products are used by our customers to monitor pressure, temperature, pH levels, and flow rates of gases and liquids. Our key instrument brands and related products are Ashcroft pressure and temperature instruments, Heise precision testing and calibration devices and digital and analog transducers, Ebro portable electronic instruments and Ashcroft utility gauges, which are designed specifically for high reliability of service. Our instrument products compete at price levels up to approximately $5,500 per unit. This product line has significant exposure to industries outside of energy.

Our flow control segment’s other products include Texsteam branded chemical injection pumps and industrial electric actuators. Our Ledeen actuator products, which are used to control valve movement, are often sold in packages for use with our other products, such as our surface and subsea actuators used in conjunction with our on/off valve technology.

In November 2005, we sold our on/off valves and instruments product lines. See “Recent Developments” above and “Item 8. Financial Statements Note 9. Acquisitions and Dispositions” for additional information.

Measurement Systems

Our measurement systems segment consists of retail fueling, where we believe we are a leading supplier of fuel dispensers, pumps, peripherals, point-of-sale and site monitoring systems and software for the retail fueling industry. In March 2003, we acquired certain retail fuel dispenser and point of sale system assets of Tokheim North America and its MSI business unit for $15.0 million. We have substantially integrated these assets into our Wayne business unit. In June 2004, we completed the purchase of the distribution business of Nuovo Pignone S.p.A., a European subsidiary of General Electric Company, for approximately $165 million in cash. This acquisition is expected to substantially improve our market share in retail fueling systems, be complementary from a customer, product and geographical perspective and provide us with substantial cost saving opportunities.

Capital spending is the primary driver of demand in our measurement systems segment. That spending is driven by commodity price levels, legislative mandates, such as tightening vapor recovery standards and other environmental regulations, and technological innovations, such as improved convenience, metering and other features. Over the last few years, many of our major and national oil and gas company customers have delayed upgrading or replacing their equipment. Given currently high oil and gas price levels, product innovations and legislative mandates, we expect demand for our systems to increase as customers make investments to upgrade, re-brand or replace equipment, to introduce new customer convenience features, to support new marketing initiatives and to comply with government regulations.

We also expect increased automobile sales in the developing economies to drive growth in this segment. According to the China Communication Ministry’s “Forum 2010 China Automotive Forecast,” China’s automobile count is expected to grow from its current 2005 level of approximately 20 million to over 140 million by 2020. We also expect significant growth in other areas of Asia, Russia and Latin America. We have been successful in recent tenders for dispensers in these areas.

We expect high volume retailers, such as Sam’s Club, Kroger and Safeway, to continue to be a source of growth. They have entered the domestic retail fuel market, generating demand for new equipment, software and service. These retailers typically utilize twice as many fuel dispensers per location as traditional retail fueling stations and represent a fast growing segment of the U.S. market.

Our core product line consists of four fuel dispenser lines: Ovation, Global Century, VISTA and Global Star. Our fuel dispenser designs support single and multiple hose configurations that can measure and dispense dedicated or blended fuel. Our fuel dispensing platforms can be expanded to include card processing terminals, cash acceptors, bar code scanners, radio frequency identification payment systems, keypads, printers and graphic displays to allow consumers to purchase and pay for fuel and other items at the pump. In addition, our dispensers are usually designed and graphically detailed in collaboration with our customers to meet their precise image standards. Our retail fuel dispensers range in price from approximately $2,800 to over $15,000 per unit.

We also design and market self-service control and point-of-sale systems for the retail fueling industry. These enterprise software solutions are designed to support our retail customers’ efforts to improve back office efficiency and record keeping, reduce labor hours and improve retail margins. For example, our Nucleus system, which is an open architecture, PC based point-of-sale system, is designed to support larger convenience store formats that feature a wide selection of in-store merchandise and services. As the hub of all store operations, the Nucleus system interfaces with a wide variety of peripherals and systems, enabling cashiers and managers to monitor and manage store operations efficiently. The Nucleus system also supports back office functions including inventory control, price book management, employee management and site administration. In addition, we were one of the first to introduce a fully integrated point-of-sale system that combined the functionality of a self-service control console, electronic cash acceptor and card processing system into a single countertop terminal called the Wayne Plus/3 terminal. Our software systems range in price from approximately $7,000 to over $16,000. Major oil company point of sale rollouts have been completed in 2004 at ExxonMobil and in 2005 for Chevron and Sunoco in the United States.

We have marketed our retail fuel systems for approximately 100 years under the Wayne brand. As an industry pioneer, we were the first to introduce self-service consoles and fuel blending dispensers to service stations. More recently, we introduced the first in-pump card readers and cash acceptors, the first use of microcomputers in fuel processing systems, the first in-pump radio frequency identification payment systems such as Speedpass (a registered trademark of ExxonMobil Oil Corporation) and the first dispenser mounted touch screen payment/communication systems. We also produce regulatory agency approved vapor recovery systems that reduce gasoline vapor emissions into the atmosphere during the fueling process. We continue to develop and market innovative technologies that allow our customers to reduce costs, increase throughput and improve profits at their locations.

In connection with our product development initiatives, we have entered into a number of important strategic alliances with technology partners to enhance and broaden our retail product offerings. For example, our alliance with Texas Instruments was important in our development of advanced pay-at-the-pump technologies, including Speedpass, which allows consumers to buy fuel with the wave of a radio frequency key fob.

In order to help our customers derive maximum value from their investment in our retail fuel solutions, we offer a comprehensive suite of services. These services include product rollout management, installation, user training and 24/7 onsite maintenance, repair and helpdesk support. Onsite services are provided by a mix of our own field support technicians and independent service organizations. All field support technicians and independent service organizations receive ongoing technical training and carry an extensive inventory of service parts and diagnostic equipment. These services provide a recurring revenue stream and attractive margins and provide us improved insights into our customers’ fuel dispensing needs. We expect the expansion of our service business to be another source of growth.

Compression and Power Systems

In our compression and power systems segment, we believe we are a leader in the design, manufacture and marketing of natural gas fueled engines. Our engines are used primarily for natural gas compression and distributed power generation. Most natural gas compression applications involve pressurizing gas for delivery from one point to another, typically from lower pressure wells to higher pressure gathering and pipeline systems. Compression is also used to re-inject natural gas into oil wells to help lift liquids to the surface and to inject gas into underground reservoirs. Distributed power generation is the use of onsite electric generators for primary, supplemental or back-up power in areas where existing power sources are unreliable or costly. Our product offering ranges from 85 to 4,500 horsepower (60 to 3,400 kilowatt brake) engines and power generation packages with a base wholesale price range of approximately $30,000 to $1,200,000.

We also manufacture positive displacement blowers and centrifugal compressors covering air and gas applications requiring inlet vacuum levels to 27” Hg (inches of mercury on an atmospheric pressure gauge) and discharge pressures to 40 psig, or pounds per square inch, as indicated on a pressure gauge. Flow rates range varies from 2 cubic feet per minute to 350,000 cubic feet per minute.

Our power systems and compression products are sold under the Waukesha and Roots brand names both directly to end-users and through a network of independent distributors worldwide.

Long-term demand for our compression and power system products is primarily a function of worldwide energy consumption and infrastructure spending. Gas compression demand is driven predominantly by natural gas exploration and production expenditures. The EIA projects that natural gas will be the fastest growing primary energy source, with global energy consumption growing at a 1.8% compound annual rate from 2001 to 2025. Meeting this demand growth will require investment in gas exploration and development investment, which the IEA expects to total $1.7 trillion between 2001 and 2030.

We view distributed power generation as another revenue growth opportunity. We believe favorable environmental characteristics of natural gas compared to other energy sources and the relatively wide dispersion of gas reserves throughout the world will increase its use in power generation. The need for “clean” power for high tech equipment, uncertainty about electrical utility deregulation and lack of infrastructure in underdeveloped nations are potential sources for growth in demand. We believe improved infrastructure for developing nations will also drive our blower business growth in the future, especially in waste water treatment and power generation applications.

We believe we have developed some of the most reliable and durable engines and blowers in our industry. These products provide our customers with low total cost of ownership through long intervals between overhauls, long-term reliability and predictable service schedules. We typically expect our VHP engine model to operate in excess of 40,000 hours at 98% rated uptime before requiring a major overhaul. Engine reliability is essential because they are frequently used continuously for long periods of time in mission-critical applications or in remote locations where the cost of failure is extremely high. For example, two of our engines provide standby power for Chicago’s 911 Emergency Communications Center, and seven of our top-of-the-line engines drive compressors at a remote gas storage facility in Aitken Creek, British Columbia. Customers also value our generation engines for consistency. For example, a significant retail customer disconnected from the electric utility grid, relying on our engines as its sole source of power. We also expect government regulations requiring lower emissions and increased efficiency to drive growth.

The aftermarket in both the natural gas compression and distributed power generation markets is substantial. Our natural gas engines typically run continuously for years at a time, creating a regular need for maintenance services and replacements parts. Our customers typically spend more than the initial purchase price of our engines in service, upgrades and maintenance costs over the product’s lifetime. We believe we have a large installed base of natural gas fueled industrial engines as a result of our long history. Many customers prefer OEM (original equipment manufacturer) replacement parts for the more highly engineered components of our engines and are more focused on reliability than price. As a result, our aftermarket parts and services revenues are an important part of our business. Aftermarket sales represented approximately 44% of our total natural gas engine related revenues in 2004. We believe we currently have a significant market share in aftermarket parts and service.

In addition to selling stand-alone engines, we provide our customers with a variety of services and equipment packages. For example, we offer complete power generation systems (Enginator systems) in which we integrate our engines with generators, switchgear and controls manufactured by other vendors in order to deliver a total solution to our customers. We also offer our customers technical training, subcontracted turnkey installation and field troubleshooting worldwide.

On several of our current engine models, we recently developed and released a state-of-the-art electronic controls platform for high-performance engines referred to as ESM (Engine System Manager). ESM provides control of multiple engine functions necessary to achieve high efficiency and low emissions required in future engine development. To further engine technology development, we signed a cooperative agreement with the U.S. Department of Energy in 2001. This agreement, as amended, provides up to $17.8 million in funding through 2007.

Manufacturing

Our manufacturing processes generally consist of fabrication, machining, component assembly and testing. Many of our products are designed, manufactured and produced to order and are often built in compliance with specific customer requirements. Our manufacturing operations are conducted in 44 locations around the world. We typically own the plants and equipment and the underlying real property at our facilities but intend to increasingly lease facilities as we relocate or consolidate manufacturing operations.

Beginning in 2002, we initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In 2002, we discontinued several small product lines and implemented a company-wide reduction in our workforce. In 2003, we eliminated five of our manufacturing facilities through consolidations and outsourced manufacturing at one additional site. We continue to actively rationalize our manufacturing footprint, which entails combining, closing or relocating some of our facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restructuring and Other Exit Activities”.

To improve productivity, we are implementing lean manufacturing strategies. Examples of such initiatives include:

•	Cellular manufacturing to assemble highly configurable products with a short lead-time. This allows us to quickly adjust to changes in demand for product and allows us a better production balance within a facility;

•	Component standardization to minimize inventories and leverage our global sourcing abilities. Prior to the acquisition of the retail fueling systems business of Nuovo Pignone S.p.A., approximately 70% of our retail fuel dispenser parts were standard in our manufacturing locations in Texas, Brazil, and Europe;

•	Model rationalization to shorten deliveries, minimize supply base and maximize factory efficiencies. For example, we have rationalized variations of seven fuel dispenser models into five, and six point-of-sale systems models into two in our retail fueling business;

•	Just-in-time and line set processing to improve delivery times, provide more ability to custom configure products, and reduce inventories of materials, components, and work-in-process; and

•	Outsourcing of the fabrication of select non-core components, subassemblies and, in some cases, complete products for standardized or non-core products.

In 2003, we formed an Operational Excellence group to spearhead our transition towards becoming a continuous improvement company. The Operational Excellence group started by training our management in lean tools and techniques. This training was designed to educate employees on recognizing waste and non-value added activities and providing tools to reduce and eliminate the sources of waste. In 2004, the Operational Excellence group began training management and employees in the Six Sigma methodologies. The resultant team of Operational Excellence Specialists are managing critical process improvement initiatives at most of our business units and we are experiencing positive results.

We strive to produce high quality products and are committed to continuous quality and efficiency improvement of our products and processes. To help achieve our quality goals, we carefully control our manufacturing processes and materials and have satisfied the standards for ISO-9001 certification at most of our manufacturing facilities. The International Organization for Standardization awards ISO-9001 certification on a facility-by-facility basis to manufacturers who adhere to strict quality standards. Companies must maintain these standards and supply supporting documentation to retain their ISO certification, and certified facilities are audited regularly.

Raw Materials

The main raw materials we use are commodity metals, forgings, castings, fasteners and electronic circuitry. We seek to purchase raw materials globally to benefit from low cost sources. Substantially all our raw materials are purchased from outside sources and are readily available. However, the availability and prices of raw materials may be subject to curtailment or change due to, among other things, the supply of, and demand for, such raw materials, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in exchange rates and worldwide price levels. For example, along with other consumers of steel and steel-related raw materials, we have recently experienced significant price increases and may experience short-term supply disruptions. See “Certain Risk Factors—We are dependent on the availability and pricing of raw materials and components, and we cannot assure you that we will be able to obtain such raw materials, at current price levels, or at all.”

Research and Development

We invest in research and development each year in order to maintain our product leadership positions. We have developed many of the technological and product breakthroughs in our markets and produce some of the most advanced products available in many of our businesses. We believe we have significant opportunities for growth by developing new products and services that offer our customers greater performance and significant cost savings by adding intelligence and remote communications capabilities. These opportunities include developing “smart” valves, new instruments and meters, new retail fuel point-of-sale payment technologies and additional natural gas-fueled engine models operating at greater efficiencies. Potential end-users for these technologies include most of our existing customer base as well as customers of our competitors.

We are also actively engaged in research and development programs designed to advance the design of products to meet specific functional and economic requirements and manufacturing methods. In particular, we have begun efforts to redesign a number of our products to use common components. These engineering efforts span many of our businesses. We have also placed special emphasis on ensuring that newly developed products are compatible with, and build upon, our existing manufacturing and marketing capabilities.

Each of our business segments maintains its own research and development staff. Our research and development expense was $31.6 million, $21.9 million and $21.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Customer sponsored research and development expense included in those costs were $2.2 million and $3.2 million for the years ended December 31, 2004 and 2003, respectively. There were no material customer sponsored research and development expenses in 2002. In September 2004, we acquired several engines and core technology from Wartsilä France SAS for the purpose of advancing the development of new engine designs. Since these items were acquired for a particular research and development project that has no alternative future use, we recognized the acquisition cost of $12.3 million as research and development expense at the acquisition date. Although we believe current expenditures are adequate to sustain existing product lines, we intend to increase overall research and development spending over the next several years to develop new product technologies.

Sales and Marketing

We market our products and services worldwide through our established sales presence in over 100 countries and a manufacturing or support facility presence in 20 countries. We believe our proximity to customers has historically been an important sales advantage.

Our sales force is comprised of over 400 direct sales and service representatives and an extensive global network of over 900 independent distributors and over 300 authorized service centers who sell our products and provide service and aftermarket support to our installed base. Due to the long operating history of our business, many of our distributor relationships are longstanding and exclusive to us. For example, our flow control business is supported by an independent global network of over 100 Green Tag and Masoneilan Authorized

Repair Centers, the majority of which represent long-term relationships. We also offer training programs for some of our independent distributors, allowing them to reach increasingly higher levels of certification. Our most highly qualified independent distributors are often able to command higher aftermarket service margins as a result of their expertise and tend to be our most loyal distributors. Most of our distributor agreements are terminable at any time by either us or the distributor, subject to short notice periods.

We believe the performance driven nature of our products has fostered close working relationships with our customers. Our marketing strategy is to leverage our strong brand reputations and technical expertise to develop new products and achieve qualification and certification as an approved vendor. For example, our measurement systems segment has successfully targeted the high volume retail market for gasoline in the United States through a systematic marketing and technology development effort, securing significant share of this market. We have worked to enhance our competitive position by aggressively pursuing alliance relationships with our key customers whereby we work directly with our customers’ design and engineering departments to develop products to meet specific infrastructure needs or other customer-specific requirements. The compression and power systems segment has strategically positioned itself with certain customers in the gas compression market by selling engines directly to them. These customers include four major gas compression packagers and seven medium size packagers. All four of the major packagers operate gas compressor lease fleets of their own or provide contract compression services.

Customers

We sell our products and services to more than 10,000 customers, including most of the world’s major oil companies, multinational engineering and construction companies and other Fortune 500 firms. Many of our customers purchase products and services from each of our three operating segments. Our customer base is geographically diverse, with 47.1% of our 2004 revenues in North America, 30.9% in Europe/Africa, 3.3% in Latin America, 11.7% in Asia and 7.0% in the Middle East. In 2004, our top customers in terms of revenues, excluding distributors, included BP Amoco Corporation, ChevronTexaco Corporation, ExxonMobil Corporation and Shell Oil Company. Our top ten customers accounted for 16.4% of our revenues in 2004. Our largest customer accounted for approximately 2.8% of our revenues in 2004.

Competition

As one of a small group of major competitors in each of our business lines, we encounter intense competition in all areas of our business. Our businesses typically are characterized by fewer than ten manufacturers that together account for the majority of each market and a large number of smaller competitors who divide the remainder. The primary bases of competition include product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. We believe the significant capital required to construct new manufacturing facilities; the production volumes required to maintain competitive unit costs; the need to secure a broad range of reliable raw material and intermediate material supplies; the significant technical knowledge required to develop high performance products, applications and processes, and the need to develop close, integrated relationships with customers serve as disincentives for new market entrants. However, some of our existing competitors have greater financial and other resources than our businesses.

Intellectual Property

We rely on a combination of patents, trademark, copyright and trade secret protection, employee and third-party nondisclosure agreements and license arrangements to protect our intellectual property. We sell most of our products under a number of registered trademarks which we believe are widely recognized in the industry. In addition, many of our products and technologies are protected by patents. No single patent, trademark or trade name is material to our business as a whole or to any one of our business segments. We anticipate we will apply for additional patents in the future as we develop new products and processes.

Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. Our competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize our technologies.

With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.

Employees

We had approximately 8,800 employees worldwide as of December 31, 2004. Approximately 2,600 of our employees are located in our on/off valves and instruments product lines, which we sold in November 2005. See “Recent Developments” above. Of our employees, approximately 47% were located in the United States and 53% were located outside the United States. Approximately 32% of our employees in the United States are covered by collective bargaining agreements.

We have long-term labor agreements with United Automobile, Aerospace and Agricultural Implement Workers of America, Local Union 470 in Massachusetts; United Automobile, Aerospace and Agricultural Implement Workers of America Union Local 1118 in Indiana; International Association of Machinists & Aerospace Workers, AFL-CIO, District 10 in Wisconsin; International Brotherhood of Teamsters, Chauffeurs, Warehousemen, Local 145 in Connecticut; International Association of Machinists & Aerospace Workers, AFL-CIO, Local 1644 in Pennsylvania; and the International Association of Machinists and Aerospace Workers, AFL-CIO, Local 2518 in Alexandria, Louisiana. In addition, we have two office union labor agreements, one with Office & Professional Employees International Union on behalf of Local 465 in Alexandria, Louisiana, and one with International Brotherhood of Teamsters and Chauffeurs, Warehousemen Local 145 in Stratford, Connecticut. Of these agreements, one expires in 2006, five expire in 2008, one expires in 2009 and one expires in 2011.

In May 2003, our labor agreement with the International Association of Machinists and Aerospace Workers, District 10 at our Waukesha, Wisconsin manufacturing plant expired, and we failed to reach agreement on a new labor contract at that time. The bargaining unit voted in favor of a strike on May 2, 2003. On July 23, 2003, we announced the signing of a new three-year labor agreement, and our union shop employees resumed work on July 28, 2003. This strike had a material adverse impact on our results of operations in the second and third quarters of 2003, which were somewhat mitigated in the fourth quarter through a reduction in backlog. Additionally, one of our other bargaining agreements expired in November 2003. On November 7, 2003, members of that bargaining unit voted in favor of a strike that commenced on that date. On November 9, 2003, a new labor agreement was signed, and employees returned to work on November 10, 2003. This strike had no effect on our results of operations.

See “Certain Risk Factors—Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.”

Environmental Matters

Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, handling, disposal and emission of various regulated substances. These environmental laws also impose liability for personal injury or property damage related to releases of hazardous substances. Under environmental laws, permits are required for operation of our businesses, and these permits are subject to renewal, modification and, in certain circumstances, revocation. We believe we are substantially in compliance with these laws and permitting requirements. Various and changing environmental laws allow regulatory authorities and private parties to compel, or seek reimbursement for, cleanup of environmental contamination at sites now or formerly owned or operated by our businesses and at facilities where our waste is or has been disposed.

As a result, we spend money each year assessing and remediating contaminated properties to avoid future liabilities, assess and comply with legal and regulatory requirements, minimize pollution costs, or respond to claims by third parties. Several such sites are currently being investigated and/or remediated under applicable environmental law. While we do not expect that the costs for such activities will be, in the aggregate, material, and also believe that the Halliburton indemnity (discussed below) will provide coverage for many of these costs, we have set aside reserves for these costs. However, in the event that we were to incur these costs ourselves, these reserves may not fully cover the costs of such investigation and/or remediation. Going forward, we expect to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, we do not expect those costs, in the aggregate, to be material.

Available Information

Our internet address is www.dresser.com. We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”), and we make available free of charge our SEC filings through our internet website as soon as reasonably practicable after we electronically file these matters with the SEC. You may access these SEC files via the hyperlink that we provide on our website.

Certain Risk Factors

Set forth below are important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by our management.

We have a history of net losses, and we may not become profitable or sustain profitability in the future.

Since 2001, we have had a history of net losses. During 2004, 2003, 2002 and 2001, we reported net losses of approximately $63.9 million, $37.9 million, $10.8 million and $45.9 million, respectively. At December 31, 2004, we had an accumulated stockholders’ deficit of $326.4 million. We cannot assure you that we will achieve profitability in the future. If we continue to incur net losses, our business, results of operations and financial condition could be materially and adversely affected.

Our customers’ businesses are cyclical in nature, and our business and operating results could be harmed during economic or industry downturns.

The businesses of most of our customers, particularly oil, gas and engineering and construction companies, are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our operating results. For example, in 2001 and 2002 we experienced the effects of a contracting global economy, which resulted in lower capital expenditures by our customers, which, in turn, adversely affected demand for and pricing of our products and services. In addition, because we only compete in some segments of the energy infrastructure and oilfield equipment industries, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole.

Currently, oil and gas prices are high and our oil company customers are experiencing increased profitability, resulting in a high level of demand for our products. The current level of oil and gas prices may not continue, and the results of any future industry downturns may have a material adverse effect on our business, results of operations and financial condition.

The loss of any of our large customers, or class of customers, or failure to win national, regional and global contracts from an existing customer, could reduce our cash flow, market share and profits.

During 2004, our largest customer represented approximately 2.8% of our total revenues, and our top ten customers collectively represented approximately 16.4% of our total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a greater percentage of our sales. We could also lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

The sales of our on/off valves product line could impact our ability to maintain relationships with our current customers or attract new customers because our on/off valves product line gave us the ability to provide a comprehensive suite of valve products to our customers.

We face intense competition in our industry. Increasing competition and consolidation could require us to adjust the prices of our products, which could have a material adverse effect on our revenues, profitability and our ability to develop new and competitive products.

We encounter intense competition in all areas of our business. Some of our competitors have greater financial and other resources than we do. Competition in our primary business segments is based on a number of considerations including product performance, customer service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support and our distribution networks. We believe that in order to maintain our competitiveness, we need to continue to focus on increasing operational efficiency. This focus includes our ongoing initiatives to increase manufacturing efficiencies, improve supply chain capabilities, reduce scrap and rework, consolidate raw material sources, increase global procurement and improve working capital efficiency. We may have to adjust the prices of some of our products to stay competitive, which could have a material adverse effect on our revenues and profitability. We cannot assure you that we will have sufficient resources to continue to make such investments, achieve our stated objectives or maintain our competitive position.

We have experienced material weaknesses in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and our management may not be able to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act of 2002.

Management and our independent registered public accounting firm have identified material weaknesses regarding elements of our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

Overall six material weaknesses have been identified and are described in detail in “Item 9A. Controls and Procedures.” We have taken and continue to take steps to correct these material weaknesses. The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our interim financial statements is subject to continued management review supported by confirmation and testing by our internal auditors, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. Beginning with the year ending December 31, 2007, under our current filing status, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on management’s assessment of and operating effectiveness of internal controls. Should we issue public equity prior to July 1, 2006, and otherwise satisfy the definition of “accelerated filer” under applicable SEC rules, we will be required to be in compliance with Section 404 by December 31, 2006. We have substantial efforts ahead of us to complete documentation of our internal control system and financial processes, design and assessment of our information systems, remediation of control deficiencies identified in these efforts and management testing of the design and operation of our internal controls. We cannot assure you that we will be able to complete the required management assessment by our reporting deadline. An inability to complete and document this assessment could result in a scope limitation qualification or a scope limitation disclaimer by our auditors on their attestation of our internal controls. In addition, one of our material weaknesses relates to our internal control over our financial organization, including inadequate accounting policies, procedures, training, experience, communication and oversight. As a result, we are not able to conclude that our internal controls over financial accounting and reporting are effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

If we are found in violation of Commerce and Treasury Department regulations restricting dealings with sanctioned countries, we may be subject to civil or criminal penalties, which may have a material adverse effect on our business or our ability to do business outside the United States.

In April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. A short time after the Dubai branch investigation commenced, we expanded the investigation to include other Dresser affiliates that since January 1999 may have engaged in transactions relating to U.S.-sanctioned countries (including those countries already mentioned, Libya (prior to April 2004), Cuba and Syria (since mid-May 2004)) to determine whether there were any other violations of U.S. laws related to export controls and economic sanctions. The investigation was completed and voluntary disclosures to the U.S. Commerce and Treasury departments were made in late April 2005. The investigation identified a significant number of sales by certain of our foreign affiliates to sanctioned countries (in addition to the sales by the Dubai branch) that appear to have been performed without required U.S. government authorization.

In response to the foregoing, we have undertaken and are continuing to implement a comprehensive remedial program that is designed to prevent further unlawful transactions by our foreign subsidiaries and branches, and unlawful facilitations by U.S. persons of otherwise legal transactions by our foreign subsidiaries, involving sanctioned countries. While our foreign subsidiaries may lawfully conduct business with sanctioned countries (other than Cuba), pursuant to a recently adopted company-wide policy they will no longer be permitted to accept new business (other than such business as they are contractually obligated to undertake in compliance with U.S. laws) intended to or for Iran or Sudan. We have also adopted a requirement that the U.S. export/import compliance and/or legal department conduct a review of all proposed transactions by our foreign subsidiaries relating to sanctioned countries to determine whether such sales are consistent with the new policy and in compliance with applicable U.S. laws. In addition, we have issued further guidance and provided additional training to our employees concerning the application of U.S. foreign trade controls, and we have reorganized our management team that oversees compliance with these controls. Primary responsibility for overseeing such compliance resides with a newly created corporate officer position titled Executive Vice President, Ethics and Compliance, which reports directly to the Chief Executive Officer and to the Audit Committee. We have also established the position of Corporate Export/Import Compliance Director, reporting directly to the new Executive Vice President. At each business unit, compliance managers and export/import compliance managers have also been appointed. These business unit managers report to the new Executive Vice President and the new Corporate Export /Import Compliance Director, respectively. We are also taking appropriate disciplinary action against personnel who failed to meet their obligations under company-wide policy or otherwise engaged in wrongful conduct.

While our investigation has been completed, and voluntary disclosure reports have been submitted to the U.S. Commerce and Treasury departments, it remains unclear as to what extent the various activities reported to these government agencies violate U.S. export control and economic sanctions regulations and what penalties the government agencies may seek to impose for conduct that is found to be unlawful. Accordingly, we are unable to determine at this time the extent of violations or the nature or size of the penalties to which we may be subject as a result of any unauthorized dealings with U.S.-sanctioned countries. If we are found to be in violation of the applicable U.S. Commerce and Treasury department regulations restricting dealings with Iran, Sudan and Cuba (and in the past, Iraq and Libya), we could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in export trading or to have our foreign affiliates receive U.S.-origin goods, software or technology.

We believe that a loss in connection with this matter is probable and currently estimate our minimum probable liability to be approximately $0.8 million, which we recorded as a reserve in the fourth quarter of 2004. Given that the resolution of these issues is inherently uncertain at this time, we are not able to reasonably estimate the maximum amount or a meaningful range of probable or reasonably likely liability that could result from an adverse resolution of this matter or any related private causes of action that may arise. Since the U.S. Commerce and Treasury departments could impose aggregate penalties in excess of the reserve, and these amounts could be substantial, we cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the United States, or on our financial condition. In addition, our expenses related to the investigation and remedial actions have been and may continue to be substantial.

The majority of our sales occur outside the United States, and economic, political and other risks or negative events in the international markets where we have sales and operations could adversely affect our ability to transact business in these markets, which could adversely affect our business, revenues and operating results.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside the United States during 2004 were 62% of our total sales for that period. Since 2001, our sales outside the United States as a percentage of our total sales has increased, and we expect this percentage to continue to increase in the foreseeable future. Accordingly, significant negative events affecting the markets where we operate, or other international markets, could jeopardize or limit our ability to transact business in the manner we expect, which could adversely affect our business, revenues and operating results. Some of these factors include:

•	changes in foreign currency exchange rates;

•	exchange controls or other currency restrictions;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	hyperinflation and adverse economic conditions stemming from governmental attempts to reduce inflation, or deflation;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	changing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by non- U.S. subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unexpected changes in regulatory requirements.

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

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our financial results are reported in dollars, if we generate sales or earnings in other currencies, the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in Euros or other foreign currencies. Significant changes in the value of the Euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt. In 2004, foreign currency appreciation (particularly the value of the Euro relative to the U.S. dollar) significantly increased our revenues and backlog. In the future, any foreign currency depreciation relative to the U.S. dollar would decrease our revenues and backlog.

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

We are subject to the Foreign Corrupt Practices Act, or the FCPA, and our failure to comply with the laws and regulations thereunder could result in penalties which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

As a U.S. company, we are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Although we make every effort to comply with the FCPA and to ensure that our employees comply with the FCPA, we cannot assure you that such precautions will protect us against liability under the FCPA, particularly as a result of actions taken in the past, or which may be taken in the future by our agents, employees and intermediaries for whom we may have exposure under the FCPA. If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand names and could have an adverse effect on our business, financial condition and results of operations.

Disruptions and uncertainties caused by war or terrorism, particularly in the Middle East, could adversely affect our ability to transact business in the manner we expect, which could adversely affect our business, operating results and financial condition.

Acts of war and/or acts of terrorism could have a material adverse impact on our business, results of operations and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to the economies of the countries in which we do business and create further uncertainties. Because we operate in the Middle East and continue to have strong development activity there, deterioration of the political climate in the Middle East could directly impact our facilities and could affect our sales, supply chain, production capability and ability to deliver our products and services to our customers. To the extent that such disruptions or uncertainties result in delays or cancellations of orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

We may not be able to achieve all of our expected cost savings.

Our business plan anticipates cost savings. We may not be able to achieve all of our expected cost savings. A variety of risks could cause us not to achieve the benefits of the expected cost savings, including, among others, the following:

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

Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize our technologies, which could have a material adverse effect on our business, results of operations and financial condition.

The cost of compliance with environmental laws and regulations and environmental liabilities could adversely affect our financial condition.

Our operations and properties are subject to stringent laws and regulations relating to environmental protection, including laws and regulations governing the investigation and cleanup of contaminated properties as well as air emissions, water discharges, waste management and workplace health and safety. Such laws and regulations are constantly changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. Further, they may require substantial expenditures for the installation of pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in all relevant jurisdictions as these requirements change.

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

If we are unsuccessful in negotiating new collective bargaining agreements, we could experience disruptions in our operations.

As of December 31, 2004, we had approximately 8,800 employees. Approximately 32% of our workforce in the United States is represented by labor unions. Of our eight material collective bargaining agreements, one will expire in 2006, five will expire in 2008, one will expire in 2009 and one will expire in 2011. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements. The renegotiation of our existing collective bargaining agreements could result in significant increases in our labor costs. In addition, a breakdown in such negotiations could result in the disruption of our operations, which could have a material adverse effect on our business, financial condition and results of operations. For example, in May 2003, our labor agreement with the International Association of Machinists & Aerospace Workers, AFL-CIO District 10 at our Waukesha, Wisconsin manufacturing plant expired, and we failed to reach agreement on a new labor contract at that time. The bargaining unit voted in favor of a strike on May 2, 2003. On July 23, 2003, we announced the signing of a new three-year labor agreement, and our union shop employees resumed work on July 28, 2003. The strike had a material adverse impact on our results of operations in the second and third quarters of 2003.

If we lose members of our senior management, or if we are unable to attract and retain other qualified personnel, our business, financial condition and results of operations may be adversely affected.

The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. We have experienced significant management turnover in the past. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

We rely on a limited number of third party suppliers and subcontractors for many specific components and sub-assemblies. If our supplies are interrupted, we may not be able to expediently obtain substitute suppliers and subcontractors, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of non-affiliated suppliers and subcontractors for the supply of many specific components and sub-assemblies that are incorporated into our products. As our business has increased, we have recently experienced delays in the delivery of some components and sub-assemblies. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any disruption in our relationships, we may be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components and sub-assemblies and the relatively long lead time needed to qualify new subcontractors may result in delays in delivery, interruption or delays in manufacturing and the cancellation of orders for our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the availability and pricing of raw materials and components, and we cannot assure you that we will be able to obtain such raw materials and components at current price levels or at all.

We require substantial amounts of raw materials that we purchase from outside sources. Raw materials comprise a significant portion of our total costs. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the supply of, and demand for, such raw materials, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials and components could have a material adverse effect on our operating results.

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

We rely in part, on independent distributors to sell our products and provide direct service and aftermarket support to our customers. Our arrangements with these distributors are not exclusive and may be canceled on short notice.

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

As of December 31, 2004, private equity funds managed by First Reserve and Odyssey, through DEG Acquisitions, LLC, indirectly owned 88.48% of our common stock. The funds therefore have the power to control the election of our directors, and their interests may not be aligned with our other investors’ interests. The directors elected by First Reserve and Odyssey will have authority, subject to the terms of our debt agreements, to issue additional shares of common stock, implement repurchase programs and make other decisions about our common stock.

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

We are a highly leveraged company, and our substantial indebtedness could adversely affect our financial condition.

As of December 31, 2004, we had $1,065.0 million of outstanding long-term indebtedness, including the current portion, $10.7 million of short-term notes and a shareholders’ deficit of $326.4 million. This level of indebtedness could have important consequences, including the following:

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

The terms of our credit facility, the indenture governing our subordinated notes and our $125 million senior unsecured term loan facility do not prohibit us from incurring significant additional indebtedness in the future, including indebtedness for acquisitions. As of December 31, 2004, we had $43.4 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

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

To service our indebtedness, we rely on cash generated by our foreign and non-wholly-owned subsidiaries.

The guarantors of our senior secured credit facility include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the year ended December 31, 2004 of our subsidiaries that are not guarantors were $1,028.4 million. As of December 31, 2004, our subsidiaries that are not guarantors held 62% of our total assets. Each of the subsidiary guarantors would be released from its guarantee if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned,” as defined in the governing agreement. The agreement does not restrict our ability to do so.

Since a substantial portion of our operations are conducted by foreign and non-wholly-owned subsidiaries, our cash flows and our ability to service debt, including our ability to pay the interest on and principal of our indebtedness when due, are dependent to a significant extent on interest payments, repayment of intercompany loan principal, cash dividends and distributions and other transfers of cash from our foreign and non-wholly-owned subsidiaries. In addition, any payment of interest, dividends, distributions, loans or advances by our foreign and non-wholly-owned subsidiaries to us could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which our foreign subsidiaries operate. Moreover, payments to us by the foreign and non-wholly-owned subsidiaries may be dependent upon these subsidiaries’ earnings.

Our foreign and non-wholly-owned subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to our indebtedness, or to make any funds available whether by dividends, loans, distributions or other payments. Any right that we have to receive any assets of any of the foreign subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of our debt to realized proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt of that subsidiary.

We have substantial NOLs, which may not be available to us if our proposed initial public offering causes us to experience an ownership change or if we experience an ownership change in the future.

As of December 31, 2004 we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $192.2 million, which are due to expire in the years 2020 through 2024. The Internal Revenue Code of 1986, as amended, or the Code, imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code, which we refer to as the Section 382 Limitation. The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change taxable income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% or greater stockholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. Our proposed initial public offering may result in an ownership change. If that offering causes us to experience an ownership change, our ability to use our NOLs would be subject to the Section 382 Limitation. Moreover, even if our proposed initial public offering does not cause an ownership change, it is possible that as a result of the issuance of common stock pursuant to that offering, combined with the future issuance of new shares of common stock or sales of common stock by our 5% or greater stockholders or transactions involving our 5% or greater stockholders, we may experience an ownership change in the future, which would cause our NOLs to be subject to the Section 382 Limitation.

Material litigation or changes in legislation or regulations could result in increased costs and restrictions on our ability to conduct our business, which may affect our profitability.

During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not, either individually or in the aggregate, have a material effect on our business, liquidity or financial condition. However, any material litigation that may arise in the future, and for which we are not indemnified, may materially adversely impact our business, liquidity or financial condition.

Our businesses and some of our products are subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. Changes in legislation and regulations could increase our costs and make it more difficult to achieve our business plan, which could have an adverse effect on our profitability.

We may be faced with unexpected product claims or regulations, which could require the time and attention of management and require us to pay considerable fines and damages.

Because some of our products are used in systems that handle toxic or hazardous substances, a failure of any of our products could have material adverse consequences, such as significant damage to property or serious personal injury, and alleged failures of certain of our products have resulted in, and in the future could result in, claims against us for product liability, including property damage, personal injury damage and consequential damages. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products. Any such litigation or claim may cause us to incur substantial costs, divert the attention of our management from our business and subject us to fines and damages, which could have a material adverse effect on our business, financial condition and results of operations.

Our historical financial information may not be comparable to future periods and may not reflect our results of operations, financial position or cash flows for future periods.

The historical financial information included herein for periods prior to our April 2001 recapitalization transaction may not necessarily reflect our results of operations, financial position and cash flows in the future or the results of operations, financial position and cash flows that would have occurred if we had been a separate, independent entity during the periods presented. The historical financial information for those periods does not fully reflect the many significant changes that occurred in our capital structure, funding and operations as a result of the recapitalization, our credit facility, our senior subordinated notes or the additional costs to incur in operating as an independent company. For example, funds required for working capital and other cash needs for those periods were obtained from Halliburton on an interest-free intercompany basis without any debt service requirement.

The requirements of complying with the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 may strain our resources and divert management attention from operating activities.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002, including Section 404, which requires compliance with its provisions by December 31, 2007, under our current filing status. Should we issue public equity before July 1, 2006, and otherwise satisfy the definition of an “accelerated filer” under applicable SEC rules, we would be required to comply with Section 404 by December 31, 2006. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, corporate governance standards and internal controls over financial reporting. Beginning with the year ending December 31, 2007, under our current filing status pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on our management’s assessment of and operating effectiveness of internal controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, and to ensure our ongoing compliance with public company reporting requirements, significant resources, management oversight and personnel will be devoted to legal, financial and accounting activities. We cannot assure you that we will be able to complete the documentation and management assessment required by Section 404 of the Sarbanes-Oxley Act by our reporting deadline. In addition, any such efforts may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we would be able to do so in a timely fashion.

Additionally, we expect that the requirements of complying with public equity company reporting requirements may make it more difficult or more expensive for us to obtain director and officer liability insurance. We may be forced to accept reduced policy limits or coverage, or to incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors or as executive officers.

ITEM 2. PROPERTIES

We currently have an established sales presence in over 100 countries, with manufacturing or customer support facilities in 20 countries. In 2003, we eliminated five of our manufacturing facilities through consolidations and outsourced manufacturing at one additional site. We plan to continue to seek opportunities to improve our manufacturing operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restructuring and Other Exit Activities”.

Our corporate headquarters are located in Addison, Texas where we lease a 27,000 square foot property. We generally operate our facilities at full capacity, although usage rate among our facilities varies. In order to meet demand in the future, we may need to incur capital expenditure to increase capacity at various facilities. The following are the locations of our principal facilities, the facility types and their approximate square footage for our industry segments as of December 31, 2004:

	Use							Leased/ Owned	Size (Sq. Ft.)
Location	Distribution	Manufacturing	Multi- Purpose	Sales	Sales/ Service	Service	Administrative
Flow Control:
Alexandria, Louisiana		✓						Owned	304,000
Anrath, Germany						✓		Owned	11,000
Avon, Massachusetts		✓						Owned	136,000
Baesweiler, Germany		✓						Owned	24,000
Barcelona, Spain			✓					Leased	11,000
Bradford, Pennsylvania		✓						Owned	394,000
Calgary, Canada				✓				Leased	9,100
Cedex, France				✓				Leased	9,000
Chiba, Japan						✓		Leased	14,000
Clute, Texas					✓			Leased	7,500
Coimbatore, India		✓						Leased	27,000
Colico, Italy		✓						Owned	177,000
Conde, France		✓						Owned	193,000
Corpus Christi, Texas					✓			Leased	12,000
Deer Park, Texas					✓			Leased	73,000
Edenvale, South Africa						✓		Leased	26,000
Edmonton, Canada		✓						Owned	51,000
Edmonton, Canada			✓					Leased	13,000
Edmonton, Canada			✓					Leased	28,000
Elk Grove Village, Illinois		✓						Leased	51,000
Hammond, Louisiana		✓						Owned	80,000
Hoogvliet, Netherlands			✓					Owned	10,000
Houston, Texas		✓						Leased	367,000
Houston, Texas (1)		✓						Owned	324,000
Houston, Texas (1)		✓						Owned	183,000
Houston, Texas (1)		✓						Owned	53,000
Houston, Texas							✓	Leased	19,000
Ingolstadt, Germany		✓						Owned	65,000
Jacerei, Brazil		✓						Owned	81,000
Jebel Ali Free Zone, United Arab Emirates			✓					Leased	12,000
Kariwa, Japan		✓						Owned	330,000
Kariwa, Japan		✓						Leased	9,000
Mississauga, Canada	✓							Leased	25,000
Montfoort, Netherlands		✓						Leased	32,000
Montfoort, Netherlands		✓						Leased	16,000
Naples, Italy		✓						Owned	364,000
Newmarket, United Kingdom							✓	Leased	24,000
Panningen, Netherlands						✓		Leased	7,000
Ponca City, Oklahoma	✓							Leased	104,000
Salt Lake City, Utah							✓	Leased	20,000
Sao Caetano do Sul, Brazil			✓					Owned	73,000
Sao Paulo, Brazil		✓						Leased	107,000
Shelton, Connecticut		✓						Leased	55,000
Singapore, Singapore						✓		Leased	16,000
Skelmersdale, United Kingdom		✓						Leased	160,000
Stafford, Texas(1)		✓						Owned	185,000
Stratford, Connecticut		✓						Owned	335,000
Suzhou, China		✓						Leased	76,000
Tlalenpantla, Mexico		✓						Owned	30,000
Viersen, Germany		✓						Leased	12,000
Voghera, Italy		✓						Owned	1,327,000
Voghera, Italy		✓						Owned	303,000

Total									6,374,600

	Use							Leased/ Owned	Size (Sq. Ft.)
Location	Distribution	Manufacturing	Multi- Purpose	Sales	Sales/ Service	Service	Administrative
Measurement Systems:
Austin, Texas		✓						Leased	191,500
Austin, Texas		✓						Owned	103,000
Bonnyrigg, United Kingdom		✓						Owned	63,000
Brighton, Canada						✓		Owned	27,000
Brookfield, Illinois			✓					Leased	9,000
Cape Town, South Africa								Leased	17,000
Coconut Creek, Florida			✓					Leased	5,000
Einbeck, Germany		✓						Owned	69,000
Einbeck, Germany			✓					Owned	18,000
Florence, Italy						✓		Leased	16,000
Foerde, Norway						✓		Leased	9,000
Fremont, Indiana						✓		Owned	31,000
Kloten, Switzerland							✓	Leased	26,000
Malmo, Sweden		✓						Owned	310,000
Milan, Italy					✓			Leased	18,000
Ontario, California			✓					Leased	6,000
Rio de Janiero, Brazil		✓						Owned	126,000
Rud, Norway							✓	Leased	13,000
Rimini, Italy						✓		Leased	17,000
Salisbury, Maryland (1)		✓						Owned	360,000
Somersworth, New Hampshire			✓					Leased	7,000
Shanghai, China		✓						Leased	46,000
Talamona, Italy	✓							Owned	301,000

Total									1,788,500
Compression and Power:
Appingedam, Netherlands		✓						Owned	85,000
Connersville, Indiana		✓						Owned	283,000
Houston, Texas						✓		Leased	19,000
Huddersfield, United Kingdom		✓						Owned	241,000
Waukesha, Wisconsin		✓						Owned	31,000
Waukesha, Wisconsin		✓						Owned	856,600

Total									1,515,600

(1)	Facilities are idle. For a discussion of other facilities that may be consolidated, closed or relocated see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Restructuring and Other Exit Activities.

ITEM 3. LEGAL PROCEEDINGS

During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not, either individually or in the aggregate, have a material effect on our business, liquidity or financial condition. However, any material litigation that may arise in the future, and for which we are not indemnified, may materially adversely impact our business, liquidity or financial condition.

Export Controls and Economic Sanctions Under Applicable Commerce and Treasury Department Regulations

In April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. A short time after the Dubai branch investigation commenced, we expanded the investigation to include other Dresser affiliates that since January 1999 may have engaged in transactions relating to U.S.-sanctioned countries (including those countries already mentioned, Libya (prior to April 2004), Cuba and Syria (since mid-May 2004)) to determine whether there were any other violations of U.S. laws related to export controls and economic sanctions. The investigation was completed and voluntary disclosures to the U.S. Commerce and Treasury departments were made in late April 2005. The investigation identified a significant number of sales by certain of our foreign affiliates to sanctioned countries (in addition to the sales by the Dubai branch) that appear to have been performed without required U.S. government authorization.

In response to the foregoing, we have undertaken and are continuing to implement a comprehensive remedial program that is designed to prevent further unlawful transactions by our foreign subsidiaries and branches, and unlawful facilitations by U.S. persons of otherwise legal transactions by our foreign subsidiaries, involving sanctioned countries. While our foreign subsidiaries may lawfully conduct business with sanctioned countries (other than Cuba), pursuant to a recently adopted company-wide policy they will no longer be permitted to accept new business (other than such business as they are contractually obligated to undertake in compliance with U.S. laws) intended to or for Iran or Sudan. We have also adopted a requirement that the U.S. export/import compliance and/or legal department conduct a review of all proposed transactions by our foreign subsidiaries relating to sanctioned countries to determine whether such sales are consistent with the new policy and in compliance with applicable U.S. laws. In addition, we have issued further guidance and provided additional training to, our employees concerning the application of U.S. foreign trade controls, and we have reorganized our management team that oversees compliance with these controls. Primary responsibility for overseeing such compliance resides with a newly created corporate officer position titled Executive Vice President, Ethics and Compliance, which reports directly to the Chief Executive Officer and to the Audit Committee. We have also established the position of Corporate Export/Import Compliance Director, reporting directly to the new Executive Vice President. At each business unit, compliance managers and export/import compliance managers have also been appointed. These business unit managers report to the new Executive Vice President and the new Corporate Export /Import Compliance Director, respectively. We are also taking appropriate disciplinary action against personnel who failed to meet their obligations under company-wide policy or otherwise engaged in wrongful conduct.

While our investigation has been completed, and voluntary disclosure reports have been submitted to the U.S. Commerce and Treasury departments, it remains unclear as to what extent the various activities reported to these government agencies violate U.S. export control and economic sanctions regulations and what penalties the government agencies may seek to impose for conduct that is found to be unlawful. Accordingly, we are unable to determine at this time the extent of violations or the nature or size of the penalties to which we may be subject as a result of any unauthorized dealings with U.S.-sanctioned countries. If we are found to be in violation of the applicable U.S. Commerce and Treasury department regulations restricting dealings with Iran, Sudan and Cuba (and in the past, Iraq and Libya), we could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in export trading or to have our foreign affiliates receive U.S.-origin goods, software or technology.

We believe that a loss in connection with this matter is probable and currently estimate our minimum probable liability to be approximately $0.8 million, which we recorded as a reserve in the fourth quarter of 2004. Given that the resolution of these issues is inherently uncertain at this time, we are not able to reasonably estimate the maximum amount or a meaningful range of probable or reasonably likely liability that could result from an adverse resolution of this matter or any related private causes of action that may arise. Since the U.S. Commerce and Treasury departments could impose aggregate penalties in excess of the reserve, and these amounts could be substantial, we cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the United States, or on our financial condition. In addition, our expenses related to the investigation and remedial actions have been and may continue to be substantial.

Halliburton Indemnifications

In accordance with the agreement relating to our recapitalization transaction, Halliburton agreed to indemnify us for certain items. Those indemnified items include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of Dresser. In addition, Halliburton has agreed to indemnify us for certain other claims and liabilities, including: any other product liability claim made on or prior to closing of the recapitalization; any other loss, liability, damage or expense resulting from any action, suit or proceeding initiated prior to the closing; any asbestos claims (present or future) based on or arising out of events or occurrences with respect to our businesses prior to the closing; and certain environmental liability claims against us, to the extent that notice is given to Halliburton prior to the fifth anniversary of the closing. Halliburton had also agreed to indemnify us against any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing, but such rights with respect to those claims expired in April 2004. The maximum aggregate amount of all losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950 million. In the case of certain general indemnities in the recapitalization agreement, other than those described above, there is an aggregate $15 million deductible that is applicable prior to the indemnification obligations. In addition, any single claim for such indemnities is subject to a threshold of $0.5 million in the case where there was no knowledge of such claim by Halliburton and a $0.1 million threshold if there was knowledge. For purposes of determining the threshold or maximum amount of indemnity and other overall indemnity obligations, such amounts shall be offset by insurance proceeds received by us or the amount of tax benefit received by us. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

Under the agreement relating to our recapitalization transaction, we agreed to indemnify Halliburton for all assumed obligations of the businesses as set forth in the recapitalization agreement. This includes certain environmental matters, including those arising out of acts by us which take place after the closing. We have the same aggregate indemnity deductible and maximum indemnity obligation as set forth above in the Halliburton indemnity, but do not have the single claim thresholds described above. In addition, the indemnifiable amounts have the same offsets as set forth above with regard to insurance proceeds and tax benefits received by Halliburton.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. In December 2003, certain affiliates of Halliburton filed a petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Pennsylvania. Those affiliates filed a plan of reorganization that became effective on January 20, 2005, which requires asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust established under the plan. The plan prevents us from asserting our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization. However, this indemnification right is unnecessary because the plan also prevents those asbestos plaintiffs from asserting claims against us.

We have not historically incurred, and in the future we do not believe that we will incur, any material liability as a result of the past use of asbestos in products manufactured by the businesses currently owned by us or any predecessor entities of those businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public market for our common stock.

Holders

As of December 31, 2004, there was only one holder of record of our common stock, Dresser Holdings, Inc.

Dividends

We have not declared or paid any dividends on our common stock since its issuance. Our current credit facility, our senior unsecured term loan facility, and the indenture governing our senior subordinated notes limit our ability to declare or pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year ended December 31
	2004(1)(2)	2003 (Restated)(3)	2002 (Restated)(3)	2001 (Restated)(3)(4)(5)	2000 (Restated)(3)(4)(5)
	(in millions, except share and per share amounts)
Statement of Operations Data:
Revenues	$1,991.7	$1,661.1	$1,590.4	$1,542.1	$1,403.6
Cost of revenues	1,440.6	1,225.2	1,163.6	1,082.0	968.0
Selling, engineering, administrative and general expenses	454.1	382.3	341.8	346.4	301.5
Impairment of goodwill	63.8	—	—	—	—
Operating income	33.2	53.6	85.0	113.7	134.1
Net income (loss)	(63.9)	(37.9)	(10.8)	(45.9)	75.5
Basic and diluted net income (loss) per share	(63,900)	(37,900)	(10,800)	(48,500)	—
Basic and diluted average common shares outstanding	1,000	1,000	997	945	—

Balance Sheet Data (at period ended):
Working capital	$360.6	$335.7	$362.4	$372.6	$282.0
Property, plant and equipment, net	240.6	208.1	208.4	234.7	231.1
Total assets	1,664.2	1,404.5	1,355.5	1,389.1	1,149.9
Total long-term debt (including current portion)	1,065.0	944.1	964.4	1,017.0	0.2
Mandatorily redeemable common stock	6.7	12.4	11.8	11.7	—
Shareholders’ (deficit) equity	(326.4)	(310.5)	(303.4)	(303.0)	673.6

Cash Flow Data:
Cash flows provided by operating activities	$33.0	$75.8	$136.3	$91.7	$91.6
Cash flows used in investing activities	(209.7)	(10.8)	(46.9)	(1,361.5)	(28.9)
Cash flows provided by (used in) financing activities	121.2	(40.5)	(79.5)	1,353.3	(86.3)

Other Financial Data:
EBITDA(6)	$86.4	$106.1	$139.1	$167.2	$192.3
Capital expenditures	50.8	30.8	15.2	36.0	27.3
Depreciation and amortization	48.8	44.0	43.3	54.5	49.2
Ratio of earnings to fixed charges(7)	—	—	1.0x	1.7x	20.2x
Deficiency of earnings to fixed charges	(54.2)	(22.8)	—	—	—

(1)	During 2004, we commenced an investigation concerning export sales by certain of our affiliates to U.S.-sanctioned countries. While our investigation has been completed, and voluntary disclosure reports have been submitted to the U.S. Commerce and Treasury departments, it remains unclear as to what extent the various activities reported to these government agencies violate U.S. export control and economic sanctions regulations and what penalties the government agencies may seek to impose for conduct that is found to be unlawful. See “Item 3. Legal Proceedings” and “Item 8. Financial Statements, Note 15. Commitments and Contingencies” for further information.

(2)	In June 2004, we acquired the distribution business of Nuovo Pignone S.p.A, which contributed revenues of $106.0 million and operating income of $3.8 million during 2004. See “Item 8. Financial Statements, Note 9. Acquisitions and Divestitures” for further information about this acquisition.

(3)	During the preparation of our 2004 financial statements, we identified errors in amounts we had previously reported in our historical financial statements for periods prior to 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition” for a discussion of the errors identified by management and the impact on our restated financial statements.

(4)	Our financial statements for periods prior to April 10, 2001 have been prepared on a carve-out basis as described in “Item 8. Financial Statements, Note 1. Organization and Basis of Presentation.”

(5)	Prior to adoption of SFAS No. 142, “Goodwill and Other Intangibles” in 2002, we amortized goodwill of $6.1 million and $5.3 million during 2001 and 2000, respectively through selling, engineering, administrative and general expenses.

(6)	EBITDA is defined as net income before interest, taxes, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by our investors and other interested parties, as well as by our management, in the evaluation of companies in our industry, many of which present EBITDA when reporting their results. In addition, EBITDA provides additional information used by our management and board of directors to facilitate internal comparisons to historical operating performance of prior periods. Further, management believes EBITDA facilitates their operating performance comparisons from period to period because it excludes potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). EBITDA also provides the basis for a number of awards under our stock incentive plan. In addition, some of the covenants contained in our senior secured credit facility, our senior unsecured term loan agreement and our indenture relating to our senior subordinated notes are based on measures similar to EBITDA, although in each case they allow for adjustments to net income in addition to those included in EBITDA.

The following table summarizes the calculation of EBITDA for the periods indicated:

	Year Ended December 31,
	2004	2003 (Restated)s	2002 (Restated)	2001 (Restated)	2000 (Restated)
	(in millions)
Net income (loss)	$(63.9)	$(37.9)	$(10.8)	$(45.9)	$75.5
Interest expense	91.1	85.5	95.3	64.9	2.8
Interest income	(1.3)	(2.9)	(2.7)	(3.2)	(0.8)
Provision for income taxes	11.7	17.4	14.0	96.9	65.6
Depreciation and amortization expense	48.8	44.0	43.3	54.5	49.2

EBITDA	$86.4	$106.1	$139.1	$167.2	$192.3

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our financial results prepared in accordance with U.S. GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally.

(7)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, “earnings” include net income (loss) before taxes and fixed charges (adjusted for interest capitalized during the period). “Fixed charges” include interest, whether expensed or capitalized, amortization of deferred financing fees and the portion of rental expense that is representative of the interest factor in these rentals.

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

Overview

We believe we are a leading worldwide manufacturer and marketer of highly engineered energy infrastructure and oilfield products and services. Approximately 85% of our revenues were generated from energy infrastructure and oilfield equipment spending. Our customers use our products for the exploration and production, transportation and processing and storage and distribution of oil and gas and their by-products. Our principal business segments are flow control, measurement systems and compression and power systems. We serve the energy industry globally, with an established sales presence in over 100 countries and manufacturing or customer support facilities in 20 countries. As of December 31, 2004, 62% of our revenues were generated from our operations outside of the United States, and we expect this percentage to increase going forward. Our on/off valves and instruments product lines generated approximately 29% of our 2004 revenues from operations outside of the United States.

In June 2004, we completed the purchase of the distribution business of Nuovo Pignone S.p.A., a subsidiary of General Electric Company, for approximately $165 million in cash. The purchased business includes a retail fueling systems operation, comprised of gasoline, liquefied petroleum gas and compressed natural gas dispenser products and services, and a gas meters operation, which manufactures and markets certain natural gas meters. The acquisition was completed to improve our market share in retail fueling systems, be complementary from a customer, product and geographical perspective and provide us with cost saving opportunities. To finance the cash consideration related to the acquisition, we incurred additional borrowings under our credit facility in the amount of $175 million, which included $3.2 million of capitalized financing fees.

Restatement of Historical Financial Statements

During the fourth calendar quarter of 2003 we reported adjustments aggregating a $10.0 million decrease to pre-tax income and a $2.4 million decrease to income tax expense (the “2003 fourth quarter adjustments”). In our 2003 Form 10-K, we reflected these amounts in the fourth quarter of 2003 and disclosed that these amounts were significant to the fourth quarter and the year. We have since determined to restate our historical financial statements for the effect of the 2003 fourth quarter adjustments. Also, during the preparation of our 2004 financial statements, we identified errors in amounts we had previously reported in our historical financial statements for the first nine months of 2004 and periods prior to 2004. As a result, we have restated our financial statements for the years ended December 31, 2003 and 2002, and our quarterly financial information for each of the quarters in 2003 and the first three quarters of 2004.

The errors identified related to:

•	certain adjustments recorded and disclosed in the fourth quarter of 2003, which related to prior periods (“2003 fourth quarter adjustments”);

•	deferred tax adjustments arising from our 2001 recapitalization transaction;

•	accounting for LIFO inventory;

•	accounting for foreign currency translation;

•	accounting for inventory, including capitalization of inventory costs, the elimination of profits related to intercompany inventory transfers, and excess and obsolete (“E&O”) inventory reserves;

•	capitalization and amortization of deferred financing fees;

•	various reconciliation adjustments related to our on/off product line; and

•	other various matters, primarily of a control-related or bookkeeping nature, identified during the preparation of our 2004 financial statements or in connection with the restatement efforts discussed above.

Included within the discussion below is information detailing:

•	The effect on net income of each error on prior years and for the quarterly periods during 2003 and 2004;

•	A narrative discussion of the nature of each error identified;

•	Information as originally reported and as restated related to our statements of operations and cash flows for 2003 and 2002, our balance sheet for 2003 and our shareholders’ deficit at January 1, 2002, the earliest period presented;

•	Quarterly information as originally reported and as restated related to our statements of operations for each of the quarters of 2003 and the first three quarters of 2004; and

•	Comparative quarterly information on a restated basis with an associated discussion of results of operations for each of the four quarters of 2004.

The following table sets forth the effects of the above errors, including the impact of reversing the previously recorded 2003 fourth quarter adjustments and the deferred tax adjustments related to our 2001 recapitalization transaction and recording these items in the appropriate periods, on our previously reported net income (loss) for the years 2000 through 2003 and the nine months ended September 30, 2004.

	Adjustment to Net Income (Loss)						Cumulative Total Adjustment to Net Income (Loss)
	Nine Months Ended September 30, 2004	Year Ended December 31,				Prior to 2000
		2003	2002	2001	2000
	(in millions)
2003 fourth quarter adjustments	$—	$11.3	$(0.2)	$(1.4)	$(0.6)	$(3.7)	$5.4
Deferred tax adjustments	—	(2.7)	(0.6)	0.2	—	—	(3.1)
LIFO inventory	—	(0.4)	(0.2)	(0.2)	—	(5.3)	(6.1)
Foreign currency translation	(0.2)	2.7	4.5	(0.3)	—	—	6.7
Inventory costing	(2.4)	0.7	3.9	(0.8)	(2.7)	(3.0)	(4.3)
Deferred financing fees	4.3	0.4	2.0	1.8	—	—	8.5
On/Off adjustments	0.2	(2.6)	2.0	0.1	—	0.2	(0.1)
Other	—	(2.6)	1.0	(0.6)	—	3.3	1.1

Total adjustments	$1.9	$6.8	$12.4	$(1.2)	$(3.3)	$(8.5)	$8.1

The following table sets forth the effects of the above errors on our previously reported net income (loss) for the quarterly periods during 2003 and for each of the first three quarters of 2004.

	Adjustment to Quarterly Net Income (Loss)
	2004			2003
	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in millions)
2003 fourth quarter adjustments	$—	$—	$—	$10.3	$1.9	$(0.5)	$(0.4)
Deferred tax adjustments	—	—	—	(2.7)	—	—	—
LIFO inventory	—	—	—	0.2	(0.2)	(0.2)	(0.2)
Foreign currency translation	0.4	(0.1)	(0.5)	1.1	0.3	0.8	0.5
Inventory costing	(0.9)	1.7	(3.2)	2.7	(0.1)	—	(1.9)
Deferred financing fees	(0.3)	(0.3)	4.9	2.0	(1.0)	(0.6)	—
On/Off adjustments	0.2	—	—	(2.8)	—	0.4	(0.2)
Other	(0.9)	0.6	0.3	(0.5)	0.3	(0.1)	(2.3)

Total adjustments	$(1.5)	$1.9	$1.5	$10.3	$1.2	$(0.2)	$(4.5)

Following is a description of the nature of each of our errors and the impact on our financial statements.

2003 Fourth Quarter Adjustments. During the fourth quarter of 2003, we recorded approximately $10.0 million in pre-tax expense and a reduction of income tax expense (discussed below in Deferred Tax Adjustments) of $2.4 million. During the preparation of our financial statements for the year ended December 31, 2004, we determined it was appropriate to further review the 2003 fourth quarter adjustments to determine the period in which each of the previously indeterminable items should have been properly recorded. As a result of this review, we restated our financial statements for the years ended December 31, 2003 and 2002, for each of the quarters in 2003, and for each of the first three quarters in 2004.

Approximately $4.9 million of the 2003 fourth quarter adjustments related to our U.K. subsidiary, which experienced high management turnover and systems implementation issues prior to 2003. Consequently, errors occurred in various accounts as a result of a lack of adherence to internal control policies or bookkeeping practices. During 2003, we determined that adjustments were required to correctly state various account balances. Upon completion of our analysis performed in 2005, we determined our original assessment of the $4.9 million in adjustments to our U.K. subsidiary was overstated by $0.7 million, resulting in a total adjustment of $4.2 million for this subsidiary. The majority of the U.K. subsidiary’s adjustments related to accounts receivable and inventory.

Approximately $5.1 million of the 2003 fourth quarter adjustments related to our foreign pension accruals as a result of some of our non-domestic subsidiary plans having been accounted for on a cash basis rather than an accrual basis.

The remaining 2003 fourth quarter adjustments, the net effect of which was less than $0.1 million of loss, related to various errors including capitalization of inventory costs, the classification of foreign currency translation on intercompany loans, the incorrect application of equity accounting on unconsolidated investments, reconciliation of intercompany accounts, recognition of liabilities associated with unbilled items and depreciation expense. Upon completion of our analysis performed in 2005, we determined our original assessment of these adjustments was understated by $1.2 million, resulting in a total adjustment of $1.2 million of cumulative income. In addition to the above errors, we had incorrectly written-off an asset of $3.5 million representing the cash surrender value of an insurance policy.

During the course of our analysis performed during 2005, we determined that our 2003 fourth quarter adjustments, which we originally disclosed as totaling $10.0 million, required $5.4 million of reductions in order to correctly reflect the account activity. The restatement of our historical financial statements reflects the adjustments necessary to record these transactions in the period of origin.

Deferred Tax Adjustments. As part of our 2001 recapitalization transaction, we formed a Canadian subsidiary. For tax accounting purposes, a fair market value allocation of assets was required rather than the historical cost treatment for financial reporting required by the recapitalization. During preparation of our 2003 tax provision, we discovered that certain deferred tax assets resulting from the Canadian transaction were not recorded in April 2001. In addition, we discovered that a deferred tax liability for tax deductible goodwill had inappropriately been applied against the reversal of certain deferred tax assets, thereby, incorrectly reducing the amount of valuation allowance that had been established against the deferred tax assets. These adjustments were incorrectly recorded in the fourth quarter of 2003 in the net amount of $2.4 million as a benefit to income tax expense.

As a result of receiving cash associated with our Canadian tax filings in the third quarter of 2004, management reassessed the Canadian valuation and allocation for tax purposes. As a result, we discovered additional differences between the book basis and tax basis in the underlying assets and liabilities originating from the recapitalization transaction. In the third quarter of 2004, we recognized the change in our deferred taxes as an increase to equity since this would have been the appropriate treatment at the time of the recapitalization transaction. The restatement of our historical financial statements reflects the adjustments necessary to correctly state our historical deferred taxes.

LIFO Inventory. During the preparation of our 2004 financial statements, we determined that the E&O reserves (calculated on the First-In First-Out (“FIFO”) basis) maintained by the LIFO business units were considered part of our LIFO reserve, and the E&O reserve balance was inadvertently eliminated as a result of our LIFO calculation. Considering the lower of cost or market approach to inventories, the associated inventories had no value under either the FIFO or LIFO methods of accounting, and the E&O reserve should not have been eliminated. The correction of this error resulted in an additional $6.5 million of E&O reserves.

Additionally, in December 2003, we reduced our LIFO reserve by $0.5 million as part of our periodic review of the reserve account. Subsequently, we determined that an error was made in our initial calculation and the reduction should have been $0.9 million. We have reflected the correction of this matter in the fourth quarter of 2003.

Foreign Currency Translation. During the preparation of our 2004 financial statements, we determined that we had incorrectly classified certain intercompany loan balances for our subsidiaries as long-term, despite management’s intention that such balances would be repaid in the short-term. As a result, the short-term translation gains and losses related to these loans should have been recognized through the income statement in the period in which the exchange rate change occurred instead of through other comprehensive income/(loss).

Inventory Costing. We discovered errors primarily related to the capitalization of inventory costs and the elimination of profits on intercompany transfers of inventory at our on/off valve operation. Prior to the fourth quarter of 2003, we did not correctly adjust our standard costs to reflect the actual cost of manufacturing. The correction of this error was included in the 2003 fourth quarter adjustments discussed above. Beginning with the first quarter of 2004, our on/off valve operation attempted to correct for its prior year deficiencies but inadvertently began to capitalize costs that did not constitute capitalizable costs. We have now correctly applied full cost absorption at our on/off valve operation and properly calculated the profit elimination related to intercompany inventory transfers. In addition, we discovered errors related to our reserve for E&O inventory at two of our operations and adjustments at another operation were necessary due to a failure to reconcile general ledger balances to the perpetual inventory system, which we have now properly stated.

Deferred Financing Fees. In the course of preparing our 2004 financial statements, we determined that expenses related to the 2001 recapitalization transaction were incorrectly capitalized, resulting in subsequent errors to amortization expense and the write-off of deferred financing fees related to the refinancing of our Tranche A term loan in 2002 and our Tranche B term loan in 2004.

On/Off Adjustments. During the fourth quarter of 2003, our Houston on/off valve operation performed an extensive review and reconciliation of its balance sheet accounts and recorded correcting adjustments of approximately $2.8 million in that quarter. The adjustments primarily related to the correction of purchase price adjustment of $1.2 million, a rebate provision of $0.5 million and the correction of a commission reserve of $0.7 million.

Other Adjustments. During the preparation of our 2004 financial statements, we identified other items requiring adjustments for the periods under restatement and reflected these adjustments in the period in which they originated. In addition, we recorded a Type I subsequent events adjustment of $1.5 million during the third quarter of 2004 reflecting the resolution of a previously outstanding legal issue. The cumulative amount of these adjustments was $1.1 million of income through September 30, 2004.

The following tables set forth the effects of the restatement on our previously reported consolidated statements of operations and cash flows for the years ended December 31, 2003 and 2002, as well as the effects on our consolidated balance sheet at December 31, 2003:

	Consolidated Statements of Operations
	As Reported	Adjustments	As Restated
	(in millions, except per share amounts)
Year ended December 31, 2003
Revenues	$1,657.0	$4.1	$1,661.1
Cost of revenues	1,223.8	1.4	1,225.2

Gross profit	433.2	2.7	435.9
Selling, engineering, administrative and general expenses	384.6	(2.3)	382.3

Operating Income	48.6	5.0	53.6
Interest expense	(85.8)	0.3	(85.5)
Interest income	2.9	—	2.9
Other income (expense), net	3.2	3.0	6.2

Income (loss) before income taxes	(31.1)	8.3	(22.8)
Provision for income taxes	(14.5)	(2.9)	(17.4)

Income (loss) before equity interests	(45.6)	5.4	(40.2)
Equity in earnings of unconsolidated subsidiaries	0.9	1.4	2.3

Net income (loss)	$(44.7)	$6.8	$(37.9)

Basic and diluted net loss per share	$(44,700)	$6,800	$(37,900)

Year ended December 31, 2002
Revenues	$1,589.4	$1.0	$1,590.4
Cost of revenues	1,167.8	(4.2)	1,163.6

Gross profit	421.6	5.2	426.8
Selling, engineering, administrative and general expenses	338.7	3.1	341.8

Operating Income	82.9	2.1	85.0
Interest expense	(98.6)	3.3	(95.3)
Interest income	2.6	0.1	2.7
Other income (expense), net	(0.2)	8.0	7.8

Income (loss) before income taxes	(13.3)	13.5	0.2
Provision for income taxes	(13.4)	(0.6)	(14.0)

Income (loss) before equity interests	(26.7)	12.9	(13.8)
Equity in earnings of unconsolidated subsidiaries	3.5	(0.5)	3.0

Net income (loss)	$(23.2)	$12.4	$(10.8)

Basic and diluted net loss per share	$(23,200)	$12,400	$(10,800)

	Consolidated Balance Sheets
	As Reported	Adjustments	As Restated
	(in millions)
December 31, 2003
Cash and equivalents	$148.9	$0.1	$149.0
Receivables, net	276.2	0.2	276.4
Notes receivable	4.4	—	4.4
Inventories	290.3	(10.1)	280.2
Other current assets	21.2	0.1	21.3

Total current assets	741.0	(9.7)	731.3
Property, plant and equipment, net	208.1	—	208.1
Investments in unconsolidated subsidiaries	7.3	(0.2)	7.1
Goodwill	315.2	—	315.2
Deferred financing fees	40.2	(1.5)	38.7
Other assets	92.4	11.7	104.1

Total assets	$1,404.2	$0.3	$1,404.5

Accounts payable	$198.4	$(0.1)	$198.3
Notes payable	2.9	—	2.9
Current maturities of long-term debt	2.7	—	2.7
Accrued payroll and other compensation	47.6	0.6	48.2
Deferred revenue	27.0	(1.0)	26.0
Accrued warranty	26.9	—	26.9
Income taxes payable	22.8	(2.9)	19.9
Accrued expenses	68.5	2.2	70.7

Total current liabilities	396.8	(1.2)	395.6
Pension and other retiree benefits	340.1	(0.2)	339.9
Long-term debt, net of current maturities	941.4	—	941.4
Reserve Deferred Taxes	3.1	—	3.1
Other liabilities	22.1	0.1	22.2

Total liabilities	1,703.5	(1.3)	1,702.2
Minority interest	0.4	—	0.4
Mandatorily redeemable common stock	12.9	(0.5)	12.4
Total shareholders’ deficit	(312.6)	2.1	(310.5)

Total liabilities and shareholders’ deficit	$1,404.2	$0.3	$1,404.5

	Consolidated Statements of Cash Flows
	As Reported	Adjustments	As Restated
	(in millions)
Year ended December 31, 2003
Net cash provided by operating activities	$74.6	$1.2	$75.8
Year ended December 31, 2002
Net cash provided by operating activities	$137.2	$(0.9)	$136.3

	Consolidated Statement of Shareholders’ Deficit
	As Reported	Adjustments	As Restated
	(in millions)
As of January 1, 2002
Additional paid in capital (1)	$439.4	$(3.3)	$436.1
Dividends in excess of book value (2)	(595.8)	(9.8)	(605.6)
Accumulated deficit (3)	(44.8)	(1.1)	(45.9)
Accumulated other comprehensive income (4)	(89.3)	1.7	(87.6)

(1)	Adjustment primarily represents reclassification of Entech shares to mandatorily redeemable common stock. See “Item 8. Financial Statements, Note 17. Mandatorily Redeemable Common Stock” for additional information.
(2)	Adjustment represents a) $12.1 million of net loss adjustments related to errors affecting net income in periods prior to our April 10, 2001 recapitalization transaction, and b) $5.5 million in adjustments due to corrections related to the capitalization of deferred financing fees, partially offset by c) $7.8 million due to increases in deferred tax balance as part of our recapitalization transaction.
(3)	Adjustment represents the change in our accumulated deficit balance at January 1, 2002, the earliest period presented.
(4)	Adjustment relates to reclassifying foreign exchange gains and losses related to the translation of intercompany loans from other comprehensive income in the consolidated balance sheet to other income (expense), net in the consolidated statement of operations.

The below unaudited consolidated statements of operations have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The following tables set forth quarterly information as reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for periods prior to and including September 30, 2004, as well as restated quarterly information for the same periods.

	Quarter Ended
	March 31, 2004		June 30, 2004		September 30, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in millions, except share and per share amounts)
Revenues	$436.3	$436.4	$495.9	$496.1	$508.3	$506.7
Cost of revenues	311.9	315.1	352.5	350.6	360.9	361.8

Gross profit	124.4	121.3	143.4	145.5	147.4	144.9
Selling, engineering, administrative and general expenses	104.7	104.8	103.7	103.3	116.7	115.8

Operating income	19.7	16.5	39.7	42.2	30.7	29.1
Interest expense	(36.0)	(30.6)	(18.5)	(19.1)	(20.2)	(20.5)
Interest income	0.3	0.3	0.2	0.2	0.4	0.4
Other income (expense), net	(0.2)	(0.7)	0.2	0.2	(0.8)	(0.4)

Income (loss) before income taxes	(16.2)	(14.5)	21.6	23.5	10.1	8.6
Provision for income taxes	(3.2)	(3.2)	(4.0)	(4.0)	(6.1)	(6.0)

Income (loss) before equity interests	(19.4)	(17.7)	17.6	19.5	4.0	2.6
Equity in earnings of unconsolidated subsidiaries	0.9	0.7	0.7	0.7	0.8	0.7
Minority owner’s share of consolidated subsidiaries	0.1	0.1	(0.2)	(0.2)	(0.7)	(0.7)

Net income (loss)	$(18.4)	$(16.9)	$18.1	$20.0	$4.1	$2.6

Basic and diluted net income (loss) per share	$(18,400)	$(16,900)	$18,100	$20,000	$4,100	$2,600

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000	1,000	1,000

	Quarter Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in millions, except share and per share amounts)
Revenues	$371.4	$371.7	$394.9	$395.4	$417.5	$418.0	$473.2	$476.0
Cost of revenues	271.5	274.4	293.8	294.2	306.1	306.4	352.4	350.2

Gross profit	99.9	97.3	101.1	101.2	111.4	111.6	120.8	125.8
Selling, engineering, administrative and general expenses	88.6	90.5	95.1	95.4	88.8	90.0	112.1	106.4

Operating income	11.3	6.8	6.0	5.8	22.6	21.6	8.7	19.4
Interest expense	(20.4)	(20.5)	(21.3)	(21.2)	(21.2)	(21.1)	(22.9)	(22.8)
Interest income	1.3	1.3	0.6	0.6	0.5	0.5	0.5	0.6
Other income (expense), net	3.1	3.7	5.1	5.6	(0.8)	1.2	(4.2)	(4.3)

Income (loss) before income taxes	(4.7)	(8.7)	(9.6)	(9.2)	1.1	2.2	(17.9)	(7.1)
Provision for income taxes	(2.2)	(2.2)	(8.0)	(8.0)	(10.8)	(10.8)	6.5	3.6

Income (loss) before equity interests	(6.9)	(10.9)	(17.6)	(17.2)	(9.7)	(8.6)	(11.4)	(3.5)
Equity in earnings of unconsolidated subsidiaries	0.8	0.2	0.7	0.2	0.5	0.6	(1.1)	1.3

Net income (loss)	$(6.1)	$(10.7)	$(16.9)	$(17.0)	$(9.2)	$(8.0)	$(12.5)	$(2.2)

Basic and diluted net income (loss) per share	$(6,100)	$(10,700)	$(16,900)	$(17,000)	$(9,200)	$(8,000)	$(12,500)	$(2,200)

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000	1,000	1,000	1,000	1,000

The following table sets forth quarterly trend information on a restated basis for the eight quarters ending December 31, 2004. The effects of the restatement did not have a material effect on any of the trends in our consolidated quarterly statements of operations.

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)	2004	2003 (Restated)
	(in millions, except share and per share amounts)
Revenues	$436.4	$371.7	$496.1	$395.4	$506.7	$418.0	$552.5	$476.0
Cost of revenues	315.1	274.4	350.6	294.2	361.8	306.4	413.1	350.2

Gross profit	121.3	97.3	145.5	101.2	144.9	111.6	139.4	125.8
Selling, engineering, administrative and general expenses	104.8	90.5	103.3	95.4	115.8	90.0	129.9	106.4
Goodwill impairment	—	—	—	—	—	—	63.8	—

Operating Income	16.5	6.8	42.2	5.8	29.1	21.6	(54.3)	19.4
Interest expense	(30.6)	(20.5)	(19.1)	(21.2)	(20.5)	(21.1)	(20.9)	(22.8)
Interest income	0.3	1.3	0.2	0.6	0.4	0.5	0.4	0.6
Other income (expense), net	(0.7)	3.7	0.2	5.6	(0.4)	1.2	2.1	(4.3)

Income (loss) before income taxes	(14.5)	(8.7)	23.5	(9.2)	8.6	2.2	(72.7)	(7.1)
Provision for income taxes	(3.2)	(2.2)	(4.0)	(8.0)	(6.0)	(10.8)	1.5	3.6

Income (loss) before equity interests	(17.7)	(10.9)	19.5	(17.2)	2.6	(8.6)	(71.2)	(3.5)
Equity in earnings of unconsolidated subsidiaries	0.7	0.2	0.7	0.2	0.7	0.6	1.8	1.3
Minority owner’s share of consolidated subsidiaries	0.1	—	(0.2)	—	(0.7)	—	0.1	—

Net income (loss)	$(16.9)	$(10.7)	$20.0	$(17.0)	$2.6	$(8.0)	$(69.3)	$(2.2)

Basic and diluted net income (loss) per share	$(16,900)	$(10,700)	$20,000	$(17,000)	$2,600	$(8,000)	$(69,300)	$(2,200)

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000	1,000	1,000	1,000	1,000

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Revenues increased $64.7 million, or 17.4%, compared to 2003. Our flow control segment contributed approximately $27.6 million primarily due to higher sales in our on/off product line, strengthening international demand in our control valves product line and the favorable effect of changes in foreign currency exchange rates. Our measurement systems segment increased $23.2 million primarily due to the acquisition of certain assets of Tokheim North America in March 2003 and the favorable effect of changes in foreign currency exchange rates. Our compression and power systems segment increased $14.2 million primarily due to higher original equipment sales of natural gas engines.

Gross Profit. Gross profit increased $24.0 million, or 24.7%, compared to 2003. The flow control segment increased $7.9 million primarily due to cost reduction efforts realized in 2004 and the favorable effect of foreign currency exchange rates. Our measurement systems segment increased $11.9 million primarily due to the termination of transition services costs associated with the Tokheim transaction in 2003 and the favorable effect of foreign currency exchange rates. The compression and power systems segment increased $4.4 million primarily due to an increase in shipment volume. As a percentage of revenues, gross profit increased to 27.8% in 2004 from 26.2% in 2003.

Selling, Engineering, Administrative, and General Expenses. Selling, engineering, administrative and general expenses increased $14.3 million, or 15.8%, compared to 2003. Our flow control segment increased $8.5 million primarily due to higher selling expenses resulting from volume growth and the unfavorable effect of changes in foreign currency exchange rates. The measurement systems segment decreased $0.8 million primarily due to restructuring efforts in 2003 which were partially offset by higher costs associated with the Tokheim transaction and the unfavorable effect of changes in foreign currency exchange rates and our compression and power systems segment increased $3.0 million primarily due to expenses associated with the retirement of senior management. Corporate and other expenses increased $3.6 million primarily due to higher expenses and fees associated with the preparation and audit of our financial statements.

Interest Expense. Interest expense increased $10.1 million, or 49.3%, compared to 2003. The increase was due to the write-off of $11.3 million of unamortized deferred financing fees related to the early extinguishment of our Tranche B term loan in March 2004, partially offset by lower average debt levels and a reduction in interest rates.

Other Income (Expense), Net. Other income (expense), net changed by $4.4 million of expense compared to 2003 primarily due short-term translation losses on intercompany loan balances.

Provision for Income Taxes. Our provision for income taxes increased $1.0 million compared to 2003 due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates and the use of net operating losses in certain foreign jurisdictions for which a valuation allowance was recorded in prior periods. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the first quarters of 2003 or 2004 for our U.S. operations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Revenues increased $100.7 million, or 25.5%, compared to 2003. Our flow control segment increased $47.1 million primarily due to strengthening demand across our product lines and the favorable effect of foreign currency exchange rates. Our measurement systems segment increased $38.1 million primarily due to strengthening U.S. demand for dispensers, revenues attributed to the June 2004 acquisition of the Nuovo Pignone distribution business and the favorable effect of changes in foreign currency exchange rates. The compression and power systems segment increased $16.0 million primarily due to strengthening demand for natural gas engines and power generation related products.

Gross Profit. Gross profit increased $44.3 million, or 43.8%, compared to 2003. Our flow control segment increased $17.3 million and our measurement systems segment increased $16.7 million primarily due to volume increases, the impact of cost reduction efforts and the favorable effect of foreign currency exchange rates. Our compression and power systems segment increased $10.4 million primarily due the negative effect of the 2003 strike at our Waukesha facility. As a percentage of revenue, gross profit increased to 29.3% in 2004 compared to 25.6% in 2003.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased $7.9 million, or 8.3%, compared to 2003. The flow control segment increased $13.0 million primarily due to higher commissions and marketing expenses related to volume growth and unfavorable impact of changes in foreign currency exchange rates. Our measurement systems segment increased $2.3 million due to incremental expenses related to the Nuovo Pignone acquisition and the unfavorable impact of changes in foreign currency exchange rates. The compression and power systems segment decreased $1.4 million due to a gain recorded on the sale of land and decreased compensation expenses resulting from our workforce reductions in late 2003 and early 2004. Corporate and other expenses decreased $6.0 million primarily due to audit and accounting related expenses incurred in 2003 as a result of the restatement and reaudit of our 2001 financial statements.

Interest Expense. Interest expense decreased $2.1 million, or 9.9%, compared to 2003 primarily due to lower average interest rates, partially offset by higher average debt balances due to additional borrowing associated with the Nuovo Pignone acquisition.

Other Income (Expense), Net. Other income (expense), net changed by $5.4 million of expense compared to 2003 primarily due to short-term translation losses on intercompany loan balances.

Provision for Income Taxes. Income tax expense decreased $4.0 million compared to 2003 due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates and the use of net operating losses in certain foreign jurisdictions for which a valuation allowance was recorded in prior periods. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the second quarters of 2003 or 2004 for our U.S. operations.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues. Revenues increased $88.7 million, or 21.2%, compared to 2003. Revenues in our flow control segment increased $16.7 million primarily due to higher international demand in our control valves and pressure relief product lines and the favorable effect of changes in foreign currency exchange rates, partially offset by lower demand and the 2003 sale of our LVF unit in our on/off product line. Our measurement systems segment increased $65.6 million primarily due to the acquisition of the Nuovo Pignone distribution business in June 2004, higher sales volume related to dispensers and services and the favorable effect of changes in foreign currency exchange rates. Revenues in our compression and power systems segment increased $6.3 million due to strong demand for our natural gas compression and power generation products tempered by lower sales of aftermarket parts and industrial blowers.

Gross Profit. Gross profit increased $33.3 million, or 29.8%, compared to 2003. Our flow control segment increased $11.2 million and our measurement systems segment increased $17.4 million primarily due to higher volume driven by improved market conditions and the favorable effect of changes in foreign currency exchange rates. Gross profit in our compression and power systems segment increased $4.7 million due to higher manufacturing productivity, favorable product mix and cost savings initiative. As a percentage of revenues, gross profit increased to 28.6% in 2004 compared to 26.7% in 2003.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased $25.8 million, or 28.6%, compared to 2003. Our compression and power systems segment increased $10.9 million primarily due to expenses related to the purchase of research and development technology for our natural gas engines business. Our measurement systems segment increased $5.3 million primarily due to incremental expenses associated with the Nuovo Pignone acquisition and the unfavorable effect of changes in foreign currency exchange rates. The flow control segment increased $5.7 million due to higher employee separation costs, higher engineering expenses and the unfavorable effect of changes in foreign currency exchange rates. Corporate and other expenses increased $3.8 million primarily due to higher stock option expense related to an increase in issued stock options during the third quarter of 2004 and higher employee compensation costs associated with increased staffing in our accounting and finance organization.

Provision for Income Taxes. Income tax expense decreased $4.8 million compared to 2003 due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates and the use of net operating losses in certain foreign jurisdictions for which a valuation allowance was recorded in prior periods.

We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the third quarters of 2003 or 2004 for our U.S. operations.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenues. Revenues increased $76.6 million, or 16.1%, compared to 2003. Our measurement systems segment increased $68.8 million primarily due to the acquisition of the Nuovo Pignone distribution business, which contributed $55.8 million in the fourth quarter of 2004, and the favorable effect of changes in foreign currency exchange rates. Revenues related to dispenser volume were negatively impacted during the fourth quarter due to delays in deliveries related to an ERP systems implementation. We do not expect these delivery delays to continue into 2005. Our compression and power systems segment increased $8.6 million primarily due to international market growth in our industrial blowers business. Our natural gas compression and power generation products have experienced strong demand throughout 2004, but revenue gains were tempered by delayed shipments of aftermarket parts during the fourth quarter of 2004. Shipment delays of aftermarket parts were impacted by supply chain constraints, which have affected our ability to ship parts and reduce our backlog. Our flow control segment decreased revenues by $1.6 million primarily due to decreased volume from our on/off valves product line, partially offset by increased international demand in our control valves and pressure relief product lines.

Gross Profit. Gross profit increased $13.6 million, or 10.8%, compared to 2003. Our measurement systems segment increased $11.9 million primarily due to the acquisition of Nuovo Pignone and the favorable effect of changes in foreign currency exchange rates. Our compression and power systems segment increased $1.9 million primarily due to higher volume and favorable manufacturing costs in our industrial blowers business. Our natural gas and power generation business experienced a slight decline in gross profit primarily due to higher metal prices. Gross profit in our flow control segment declined $1.1 million primarily due to higher costs in our control valves and pressure relief product lines partially offset by lower 2004 variable costs and expenses associated with inventory shrinkage in 2003 in our on/off valves product line. As a percentage of revenue, gross profit decreased to 25.2% in 2004 compared to 26.4% in 2003.

Selling, engineering, administrative and general expenses. Selling, engineering, administrative and general expenses increased $23.5 million, or 22.1%, compared to 2003. Expenses related to our flow control and compression and power systems segments remained relatively unchanged compared to 2003. Our measurement systems segment increased $7.0 million primarily due to the acquisition of Nuovo Pignone. Corporate and other expenses increased $16.7 million primarily due to severance benefits of $9.4 million associated with the resignation of our former chief executive officer in December 2004 and higher stock option expense associated with options issued during the third quarter of 2004.

In addition, we recorded impairment charges of $63.8 million in the fourth quarter of 2004 associated with goodwill attributed to our on/off valves product line.

Other Income (Expense), Net. Other income (expense), net changed by $6.4 million of income compared to 2003 primarily due short-term translation gains on intercompany loan balances.

Provision for Income Taxes. Our provision for income taxes increased $2.1 million compared to 2003 due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates and the use of net operating losses in certain foreign jurisdictions for which a valuation allowance was recorded in prior periods. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the fourth quarters of 2003 or 2004 for our U.S. operations.

Outlook

Our product offerings include valves, instruments, meters, retail fuel dispensing systems, blowers and natural gas fueled engines and power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

There are several key indicators that drive our business. Over the long term, demand for energy infrastructure and oilfield equipment is driven by fluctuations in worldwide economic activity and energy consumption, which is a function of global population, industrial growth, the levels of energy consumption per capita and changes in energy usage patterns. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants, as well as our customers’ access to capital. Activity levels can vary substantially in different geographic regions throughout the world. For example, in recent years U.S. markets have been relatively weak while international markets have been relatively strong. The level of oil and gas prices affect all of these activities and are a significant factor in determining our primary customers’ level of cash flow. Our business is subject to cyclicality and periodic downturns, which have caused revenue and earnings to fluctuate in the past. Our customers’ perception of oil and gas prices in the near-to-long term will impact our business, and as such, continued expectation of higher prices will correspond to strengthening in our business. See “Item 1. Business—Certain Risk Factors—Our business is cyclical in nature and our business and operating results could be harmed during economic or industry downturns.”

We believe that in order to maintain our competitiveness, we need to continue to focus on operational efficiency and cash flow. This focus includes our on-going initiatives to increase manufacturing efficiencies, consolidate raw material sources, increase global procurement and improve working capital efficiency. We have improved global procurement through increased coordination among our business units and increased outsourcing of non-core manufacturing functions. See “Restructuring and Other Exit Activities” below for more information related to specific restructuring programs.

Flow Control. Demand for our on/off valves is generally driven by full-field development of oil and natural gas reserves as well as pipeline construction. The global exploration and production market is very active, and we are benefiting from increased drilling activity and the offshore exploration, and onshore processing infrastructures associated with the growing demand for liquefied natural gas in the Middle East, Asia Pacific and West Africa. The transmission market, driven by recent strong gas prices and the need for on-going maintenance and integrity projects that had been postponed when gas prices were weaker, is stronger in 2005 than in the prior two years.

Our control valve business has successfully expanded into new market segments, including steam conditioning, gas to liquids and hydrocarbon upstream projects such as offshore platforms. In addition, the business has benefited from higher energy prices which are driving increased investment in oil production from non-traditional sources, such as Canadian tar sands and new hydrocarbon processing methods including coal liquefaction. Demand for infrastructure and industrial capacity, particularly for power generation, is strong in China, Korea and India. Aftermarket sales continue to represent a significant component of control valve revenues. Most recently, aftermarket sales have benefited from increased oil production capacity in Russia and West Africa and from spending in North American, Western Europe, Japan and other mature markets where new project activity is limited.

Like the control valve and on/off valve businesses, our pressure relief product line is benefiting from increased spending in the energy industry. In addition, the pressure relief product line is experiencing improved aftermarket demand in the United States in 2005 as compared to 2004 and a continuation of international demand relative to 2004.

Our natural gas solutions business (formerly metering and piping specialties), which primarily addresses the natural gas utility market, began to experience improved market conditions during 2004, which has continued in 2005 due to general economic expansion and the continued growth in the demand for natural gas. Our instruments business, which serves a diverse customer base, has generally experienced favorable market conditions in 2005, especially in the process industries, which represent a significant portion of its revenues.

In November 2005, we sold our on/off valves and instruments product lines. See “Item 1. Business—Recent Developments” and “Item 8. Financial Statements and Supplementary Data, Note 9. Acquisitions and Dispositions”, for a description of the sales agreements.

Measurement Systems. The market for new equipment strengthened during 2004 across all customer segments especially in North America, Asia and Latin America. During 2005, we have witnessed a leveling-off in demand in developed markets because of a decline in major oil retail spending replaced by stronger independent and high volume orders, especially in North America. Internationally, we are experiencing increased market activity from the national oil companies in Latin America, Eastern Europe and Asia, and we have been successful in a number of recent tenders.

Increased spending by major oil companies in 2004 to upgrade older sites has, as expected, slowed. However, through the first half of 2005, they are continuing planned programs to roll-out point-of-sales equipment. Sales to high volume retailers and independent marketers continue to be strong as a result of aggressive building and upgrade programs.

In June 2004, we completed the purchase of the Nuovo Pignone, S.p.A. distribution business for approximately $165 million. The business gives us access to customers in southern Europe and the Mediterranean area of Africa. In addition, the business includes gasoline, liquefied petroleum gas and compressed natural gas dispenser products and services and a gas meters operation. The acquisition, which is complementary from a customer, product and geographical perspective, has improved our market share in retail fueling systems, and we expect it to provide cost savings opportunities.

Compression and Power Systems. During 2004, gas compression-related engine sales and parts sales began to recover from relatively low levels in 2003, and U. S. activity has continued to strengthen in 2005. We have experienced strong Canadian activity since 2004, and we expect this demand to continue through 2006. Engine sales into power generation applications remain relatively strong, although competition based upon price and engine efficiency remains intense. The domestic power generation market is expected to remain flat in 2005 while international markets for engines and parts are relatively strong, especially in Pakistan, Bangladesh and South America. Because of the high demand and long product delivery lead times that we believe are currently common across the industry, we are making investments in our business to shorten our delivery schedules.

Our blower and compressor business is being driven by increased demand in the environmental and primary metals market. Governmental regulation in both the water and clean air segments is driving demand for our products for wastewater treatment and flue gas desulphurization. High purity steel demand is driving the need for increased global capacity in direct reduced iron. The process to produce this product utilizes our large rotary lobe and centrifugal blowers.

Restructuring and Other Exit Activities

We have initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In 2002, we discontinued several small product lines and implemented a company-wide reduction in our workforce. In 2003, we eliminated five of our manufacturing facilities through consolidations and outsourced manufacturing at one additional site. At the onset of our restructuring activities in 2002 and 2003, we estimated we would achieve cost savings of approximately $40 million. Due to the nature of the restructuring activities and other cost initiatives undertaken during 2002 and thereafter, we are unable to accurately determine actual cost savings specific to our restructuring activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” we recognize costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

In connection with these activities, as described above, we incurred certain restructuring charges related to benefit costs associated with the termination of approximately 700 employees. We also incurred impairment charges with respect to certain assets, related to machinery, goodwill and capitalized designs. These costs have been reflected in cost of revenues and selling, engineering, administrative and general expenses.

During 2002, we incurred approximately $6.0 million in costs as a result of our decision to:

(1)	consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility;

(2)	cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility;

(3)	discontinue several small product lines; and

(4)	implement a company-wide reduction in our workforce.

The restructuring charges incurred in 2002 are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at December 31, 2002
	(in millions)
Consolidate manufacturing of standard rotary blower products
Termination benefits	$0.2	$(0.2)	$—	$—
Cease fuel dispenser manufacturing at a Canadian facility
Termination benefits	0.5	(0.5)	—	—
Discontinuation of several product lines
Termination benefits	0.9	(0.5)	—	0.4
Write-down of other assets	0.5	—	(0.5)	—
Write-down of machinery	0.1	—	(0.1)	—
Write-down of goodwill	0.2	—	(0.2)	—
Company-wide reduction in force
Termination benefits	3.6	(1.7)	—	1.9

Total	$6.0	$(2.9)	$(0.8)	$2.3

All of the restructuring charges accrued at December 31, 2002 were paid in 2003. We incurred $21.4 million of restructuring charges in 2003. Restructuring charges of $5.4 million and $16.0 million have been reflected in cost of revenues and selling, engineering, administrative and general expense, respectively, in our statement of operations. In 2003, we incurred costs as a result of a decision to:

(1)	consolidate a valve operation in Germany (EDG) into an existing facility in Italy;

(2)	consolidate an instrument operation in Shelton, Connecticut, into an existing facility in Stratford, Connecticut;

(3)	consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil;

(4)	consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden;

(5)	consolidate two Canadian retail fueling dispenser plant operations;

(6)	outsource the manufacturing of certain blowers;

(7)	consolidate a control valve operation in Burlington, Canada, into existing facilities;

(8)	consolidate certain flow control operations in Houston, Texas, into a new facility; and

(9)	continue a reduction in our workforce.

The restructuring charges incurred in 2003 are as follows:

Description	Restructuring Charge	2003 Cash Payments	2003 Non-Cash Charges	Accrued at December 31, 2003	2004 Cash Payments	Accrued at December 31, 2004
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$(0.4)	$—	$—	$—	$—
Write-down of fixed assets	0.1	—	(0.1)	—	—	—
Other exit activities	0.1	(0.1)	—	—	—	—
Consolidate Shelton operations
Termination benefits	0.7	(0.7)	—	—	—	—
Write-down of fixed assets	0.7	—	(0.7)	—	—	—
Other exit activities	1.2	(1.2)	—	—	—	—
Consolidate Berea operations
Termination benefits	1.8	(0.3)	—	1.5	(1.5)	—
Other exit activities	0.1	(0.1)	—	—	—	—
Consolidate German retail fueling operations
Termination benefits	6.0	(2.8)	—	3.2	(3.2)	—
Write-down of fixed assets	0.6	—	(0.6)	—	—	—
Consolidate Canadian retail fueling operations
Termination benefits	0.5	(0.5)	—	—	—	—
Outsource the manufacturing of certain blowers
Termination benefits	1.7	—	—	1.7	(0.4)	1.3
Other exit activities	0.2	(0.1)	—	0.1	(0.1)	—
Consolidate Burlington operations
Termination benefits	0.8	—	—	0.8	(0.8)	—
Other exit activities	0.2	(0.2)	—	—	—	—
Consolidate Houston operations
Termination benefits	1.3	—	—	1.3	(1.3)	—
Write-down of fixed assets	1.5	—	(1.5)	—
Other exit activities	0.3	(0.3)	—	—	—	—
Company-wide reduction in force
Termination benefits	3.2	(3.0)	—	0.2	(0.2)	—

Total	$21.4	$(9.7)	$(2.9)	$8.8	$(7.5)	$1.3

As of December 31, 2004, all but $1.3 million of termination benefits had been paid relating to our 2003 restructuring programs. During the first quarter of 2005, we determined that we would be unable to obtain an appropriate outsourcing partner for the manufacture of certain of our blowers. The outsourcing requirement was integral to our restructuring plans. Therefore, we have cancelled our restructuring activities and reversed the $1.3 million restructuring accrual in the first quarter of 2005.

We incurred $7.0 million of restructuring charges during 2004. Restructuring charges of $0.7 and $6.3 million have been reflected in cost of revenues and selling, engineering, administrative and general expenses, respectively, in our statements of operations. During 2004, we incurred costs in connection with the continuation of:

(1)	a consolidation of an instrument operation in Berea, Kentucky, with existing operations in Brazil into a new facility in Sao Caetano, Brazil;

(2)	a consolidation of a control valve operation in Burlington, Canada, into existing facilities;

(3)	a consolidation of certain flow control operations in Houston, Texas, into a single new facility;

(4)	a consolidation of a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden; and

(5)	the decision to outsource the manufacturing of certain blowers.

The costs associated with these actions for the year ended December 31, 2004 are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at December 31, 2004
	(in millions)
Consolidate Berea operations
Other exit activities	$0.3	$(0.1)	$(0.2)	$—
Consolidate Burlington operations
Termination benefits	2.4	(2.0)	—	0.4
Consolidate Houston operations
Termination benefits and other exit activities	3.2	(3.1)	—	0.1
Consolidate German retail fueling operations
Termination benefits and other	0.8	—	—	0.8
Outsource the manufacturing of certain blowers
Termination benefits and other	0.3	(0.3)	—	—

Total	$7.0	$(5.5)	$(0.2)	$1.3

The restructuring charges by segment are as follows:

	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at End of Year
	(in millions)
2004
Flow control	$5.9	$(5.2)	$(0.2)	$0.5
Measurement systems	0.8	—	—	0.8
Compression and power systems	0.3	(0.3)	—	—

Total at December 31, 2004	$7.0	$(5.5)	$(0.2)	$1.3

2003
Flow control	$10.2	$(4.3)	$(2.3)	$3.6
Measurement systems	8.0	(4.0)	(0.6)	3.4
Compression and power systems	3.2	(1.4)	—	1.8

Total at December 31, 2003	$21.4	$(9.7)	$(2.9)	$8.8

2002
Flow control	$3.9	$(1.4)	$(0.8)	$1.7
Measurement systems	1.4	(0.8)	—	0.6
Compression and power systems	0.7	(0.7)	—	—

Total at December 31, 2002	$6.0	$(2.9)	$(0.8)	$2.3

Critical Accounting Policies and Estimates

Our critical accounting policies are those accounting policies that involve the use of complicated processes assumptions and/or judgments in the preparation of our financial statements. We have identified the following critical accounting policies for the current year.

Inventory Obsolescence and Valuation

A portion of our U.S. inventories are valued at the lower of cost using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. The balance of the U.S. inventories and inventories of consolidated operations outside the U.S. are valued at the lower of cost or market, using either the First-In, First-Out (FIFO) or weighted average cost method or market. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and estimated future demand. Cyclical changes in demand, technological innovation and the impact of restructuring are among the factors affecting increases or decreases in our level of reserves. This reserve is recorded as a charge to cost of revenues. Excess and obsolete inventory reserves were $44.3 million and $40.1 million at December 31, 2004 and 2003, respectively.

Specific applications of LIFO that we use allow us to estimate inventories at the beginning of each year. We have not experienced LIFO volatility or significant inflation in recent years that would introduce significant susceptibility to estimate change.

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of revenues. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. However, once inventory is written down to net realizable value, that measure becomes the revised inventory cost and upward estimate revisions are not recognized.

Impairment of Long-Lived Assets and Goodwill

We account for long-lived assets and goodwill in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For long-lived assets to be held and used, we evaluate for impairment when indicators of impairment are present. If indicators are present, we then must determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than the carrying amount. If the carrying amount exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Changes in the expected operating performance of our product lines, restructuring activities, and changes in market demand for different product lines are among the factors affecting fair market value. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, or changes to our business operations. A long-lived asset’s value is also dependent upon its estimated useful life. A change in the useful life of a long-lived asset could result in higher or lower depreciation and amortization expense. If the asset’s actual life is different than its estimated life, the asset could be over-valued or under-valued. For the year ended 2004 and 2003 we recorded $63.8 million and $5.3 million of impairment charges related to the carrying value of our assets. Charges in 2003 primarily relate to property and equipment associated with our restructuring programs and the impairment of software in our flow control segment. Charges in 2004 related to impairment charges associated with goodwill attributed to our on/off valves product line.

Assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Should certain assets meet the criteria as assets held for sale, potential impairment could result if the fair value of the assets less costs to sell result in a value that is lower than the carrying value of the assets. At December 31, 2004, we had $7.4 million of assets held for sale reflected in other assets on our balance sheet.

Goodwill is assessed for impairment annually in the fourth quarter and when events or circumstances indicate that the carrying value of the asset may not be recoverable. We complete a two step process to determine the amount of the impairment. The first step involves comparison of the fair value of the reporting unit to the carrying value to determine if any impairment exists. The second step involves comparison of the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In calculating an impairment charge, the fair value of the impaired reporting units underlying the segments are estimated using discounted cash flow methodology or recent comparable transactions. In making our assessment, we rely on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and judgment in applying these factors to our goodwill impairment test. We recorded impairment charges of $63.8 million in the fourth quarter of 2004 associated with goodwill attributed to our on/off product line. At December 31, 2004 and 2003, we had $358.2 million and $315.2 million, respectively, of goodwill on our balance sheet.

Future restructuring activities, unexpected significant declines in operating results of the reporting units, and protracted economic weakness may result in interim impairment testing which could result in future impairment charges for goodwill in quarters other than the fourth quarter.

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, environmental issues and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants, courts and indemnification provisions. Therefore, actual losses in future periods are inherently uncertain. If actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges in selling, engineering, administrative and general expenses during the period in which the actual loss or change in estimate occurred. During 2004, we launched an investigation concerning export sales by certain of our affiliates to U.S.-sanctioned countries. While our investigation has been completed and voluntary disclosure reports have been submitted to the U.S. Commerce and Treasury departments, it remains unclear as to what extent the various activities reported to these government agencies violate U.S. export control and economic sanctions regulations and what penalties the government agencies may seek to impose for conduct that is found to be unlawful. We estimate our minimum probable liability to be approximately $0.7 million, which we recorded as a reserve in the fourth quarter of 2004. See “Item 3. Legal Proceedings” and “Item 8. Financial Statements and Supplementary Data, Note 15. Commitments and Contingencies,” for further information.

Pension and Other Post-Retirement Benefits

Pension expense is determined in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. Postretirement benefit expense is determined in accordance with the provision of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Our

accruals related to employee pension and other post-retirement benefits are based on actuarial calculations. In performing theses calculations, our actuaries must use assumptions including those related to discount rates, health care cost trends, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. These assumptions and their volatility are among the factors that drive the changes in our pension and postretirement expense amounts and obligations. Actual results may differ from the assumptions included in these actuarial calculations, and as a result our estimates associated with our pension and other post- retirement benefits can be, and often are, revised in the future, with either a regative or positive effect on the costs we recognize and the accruals we make. We estimate the long-term rate of return on plan assets will be 8.75% for domestic plans and 2.5% to 10.0% for foreign plans. In addition, assumed healthcare cost trend rates have a significant effect on amounts reported for the healthcare plans. A one-percent change in assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2004:

	1% Increase	1% Decrease
	(in millions)
Service and interest cost components of net periodic post-retirement healthcare benefit costs	$1.5	$(1.2)
Healthcare cost component of the post-retirement benefit obligation	$18.4	$(15.1)

In accordance with SFAS No. 87, a minimum pension liability is required to be recognized at year-end when the accumulated benefit obligation, or ABO, exceeds the fair value of pension plan assets. The minimum pension liability is included in non-current pension and other retiree benefit obligations on the balance sheet. An offsetting charge is included as an intangible asset to the extent of unrecognized prior service cost, and the balance is included in accumulated other comprehensive income.

Details regarding the minimum pension liability are as follows:

	December 31,
	2004	2003
	(in millions)
Minimum pension liability	$103.9	$102.5
Less: intangible asset	(14.9)	(17.4)

Accumulated other comprehensive income	$89.0	$85.1

In general, we fund our U.S. defined benefit plans at an amount equal to the minimum contribution required under the Employee Retirement Income Security Act of 1974. We may, from time to time, increase our contribution beyond this minimum, based on our tax and cash position and the funded status of the plan. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in such countries.

Results of Operations

Year Ended December 31, 2004 as Compared to the Year Ended December 31, 2003

Consolidated

The following table presents selected financial information regarding consolidated results for the years ended December 31, 2004 and 2003, respectively.

	Year Ended December 31,
	2004	% of Revenue	2003 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,991.7	100.0%	$1,661.1	100.0%	$330.6	19.9%
Cost of revenue	1,440.6	72.3	1,225.2	73.8	215.4	17.6

Gross profit	551.1	27.7	435.9	26.2	115.2	26.4
Selling, engineering, administrative and general expenses	454.1	22.8	382.3	23.0	71.8	18.8
Impairment of goodwill	63.8	3.2	—	—	63.8	N.M.

Operating income	$33.2	1.7%	$53.6	3.2%	$(20.4)	(38.1)%

Other items:
Depreciation and amortization	$48.8		$44.0		$4.8	10.9%
Restructuring charges	7.1		21.4		(14.3)	(66.8)
Bookings	2,086.9		1,760.4		326.5	18.5
Backlog	654.9		475.5		179.4	37.7

Revenues. Revenues in our flow control segment increased $40.2 million primarily due to stronger international demand in our control valves and pressure relief product lines and higher volume and favorable product mix in our remaining product lines. Revenues in our measurement systems segment increased $175.2 million primarily due to the acquisition of the Nuovo Pignone distribution business and higher sales volume related to dispensers and services. Revenue in our compression and power systems segment increased $45.2 million primarily due to strengthening demand for natural gas compression and power generation products and aftermarket parts. In addition, revenue benefited from the favorable effect of changes in foreign currency exchange rates of approximately $70.2 million.

Gross Profit. Gross profit in our flow control segment increased $21.9 million primarily due to higher volume from strengthening demand and lower variable costs. Gross profit in our measurement systems segment increased $52.0 million primarily due to the acquisition of the Nuovo Pignone distribution business and increased demand. Gross profit in our compression and power systems segment increased $22.0 million primarily due to favorable mix and cost savings initiatives resulting in lower variable costs. In addition, gross profit benefited from a favorable effect of changes in foreign currency exchange rates of approximately $19.4 million. As a percentage of revenue, gross profit increased to 27.7% from 26.2% in 2003.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses in our flow control segment increased due to $16.2 million in expense related to higher employee separation costs, higher commissions and increased marketing activity. Our measurement systems segment increased $11.9 million due to higher incremental expenses associated with the acquisition of the Nuovo Pignone distribution business. The compression and power systems segment contributed $12.6 million to the increase related to the purchase of research and development technology for our natural gas engines business. In addition, selling, engineering, administrative and general expenses were unfavorably impacted by changes in foreign currency exchange rates of $12.7 million.

Corporate and other expenses increased approximately $18.4 million primarily due to stock option expenses of $9.0 million which increased due to stock options issued during the third quarter of 2004 as well as the accelerated vesting of stock options belonging to our former chief executive officer who resigned in December 2004. In addition to the acceleration of stock options, we recorded approximately $4.3 million in severance benefits due to the resignation of our former chief executive officer. Corporate and other expenses also increased by $3.7 million due to the retirement of our prior chief executive officer, who was re-instated as chief executive officer in December 2004, and other senior management.

In addition, we recorded impairment charges of $63.8 million in the fourth quarter of 2004 associated with goodwill attributed to our on/off product line. In the second quarter of 2005 we wrote-off, approximately $2.9 million of capitalized expenses associated with our previously announced initial public offering. The capitalized expenses are associated with costs which will no longer provide value in our future initial public offering. During the third quarter of 2005, we determined to discontinue our previously announced plans to implement an ERP system after a pilot installation at our U.S. retail fueling operation indicated that the intended benefits of the system would not be realized in a timely manner and the cost to complete the implementation at our other locations would be significantly higher than originally expected. Accordingly, we will incur exit costs in the third quarter of 2005 of approximately $1.0 million in severance expenses and approximately $12 million in impaired assets.

Interest Expense. Interest expense during 2004 was $91.1 million, or $5.6 million higher than 2003. The increase was due to the write-off of $11.6 million of unamortized deferred financing fees in March 2004 related to our debt refinancing partially offset by lower interest rates resulting in $1.9 million of less interest expense, lower amortization of financing fees of $3.1 million and charges related to our 2003 interest rate swaps of $1.5 million.

Provision for Income Taxes. Provision for income taxes for 2004 was $11.7 million, or $5.7 million lower than 2003. The decrease was due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates. In 2004, we continued to provide a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during 2004.

Bookings and Backlog. Bookings and backlog increased in our flow control segment primarily due to stronger international demand which resulted in increased project orders, and in our measurement systems segment due to the acquisition of the Nuovo Pignone distribution business. Bookings in our measurement systems segment also increased due to stronger domestic and international demand. Bookings and backlog in our compression and power systems segment improved due to growth in our natural gas engines and aftermarket parts business as well as delayed shipments due to supply chain constraints in both of these markets.

Flow Control

The following table presents selected financial information regarding results for our flow control segment for the years ended December 31, 2004 and 2003, respectively.

	Year Ended December 31,
	2004	% of Revenue	2003 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,086.7	100.0%	$996.8	100.0%	$89.9	9.0%
Cost of revenue	780.9	71.9	726.4	72.9	54.5	7.5

Gross profit	305.8	28.1	270.4	27.1	35.4	13.1
Selling, engineering, administrative and general expenses	251.4	23.1	224.8	22.6	26.6	11.8
Impairment of goodwill	63.8	5.9	—	—	63.8	N.M.

Operating income	$(9.4)	(0.9)%	$45.6	4.5%	$(55.0)	(120.6)%

Other items:
Depreciation and amortization	$23.7		$24.8		$(1.1)	(4.4)%
Restructuring charges	5.9		10.2		(4.3)	(42.2)
Bookings	1,155.3		1,061.3		94.0	8.9
Backlog	446.6		350.0		96.6	27.6

Revenues. Revenues in our control valves product line increased $26.3 million due to continued strengthening demand in Europe and Asia resulting in more project shipments during 2004. Our pressure relief product line experienced increased revenues of $13.1 million due to higher international project activity partially offset by a decline in aftermarket parts sales in the United States. Higher sales volumes and favorable product mix improved revenues in our natural gas solutions product line by $15.5 million and in our instruments product line by $2.5 million. Revenues in our on/off valves product line decreased $10.9 million primarily due to the sale of our LVF unit, which contributed $20.4 million during 2003, partially offset by higher sales volumes. Overall, our flow control segment revenues benefited from the favorable impact of changes in foreign currency exchange rates of $49.7 million.

Gross Profit. Gross profit in our control valves product line increased $2.7 million due to increased volume partially offset by higher fixed costs. Gross profit in our pressure relief product line increased $8.9 million due to higher volume associated with international project activity in 2004 and higher expenses for inventory shrinkage and doubtful accounts in 2003, partially offset by higher materials costs in 2004. Our natural gas solutions product line experienced increased gross profit of $7.4 million primarily due to higher volumes and lower fixed costs resulting from cost savings achieved during 2004. Gross profit in our on/off valves product line increased $9.9 million due to lower variable costs in 2004 and higher expenses for inventory shrinkage recorded in 2003, partially offset by the sale of our LVF unit, which contributed $3.6 million during 2003. Overall, our flow control segment benefited from the favorable impact of changes in foreign currency exchange rates of $13.5 million and lower restructuring charges of $3.3 million. The restructuring charges related to the consolidation of several valve and instrument operations. As a percentage of revenues, gross profit increased to 28.1% compared to 27.1% in 2003.

Selling, Engineering, General and Administrative Expenses. Selling, engineering, general and administrative expenses increased $10.6 million due to higher marketing and commission expenses related to volume growth. Also contributing to the increase were higher consulting expenses and engineering-related technology costs of $10.0 million and the unfavorable impact of changes in foreign currency exchange rates of $10.4 million. Partially offsetting these increases was the write-off of $2.4 million in software costs in 2003 that became impaired based on a decision to implement an ERP system and lower restructuring charges of $0.9 million.

In addition, we recorded impairment charges of $63.8 million in the fourth quarter of 2004 associated with goodwill attributed to our on/off product line.

Bookings and Backlog. Bookings and backlog improved across all of our product lines primarily due to stronger international demand which resulted in increased project orders. Changes in foreign currency exchange rates positively impacted both bookings and backlog. The increase in bookings was partially offset by the sale of our LVF unit which contributed $24.1 million in 2003.

Measurement Systems

The following table presents selected financial information regarding results for our measurement systems segment for the years ended December 31, 2004 and 2003, respectively.

	Year Ended December 31,
	2004	% of Revenue	2003 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$589.5	100.0%	$393.8	100.0%	$195.7	49.7%
Cost of revenue	427.8	72.6	290.0	73.6	137.8	47.5

Gross profit	161.7	27.4	103.8	26.4	57.9	55.8
Selling, engineering, administrative and general expenses	82.5	14.0	68.3	17.3	14.2	20.8

Operating income	$79.2	13.4%	$35.5	9.1%	$43.7	123.1%

Other items:
Depreciation and amortization	$9.7		$5.8		$3.9	67.2%
Restructuring charges	0.8		8.0		(7.2)	(90.0)
Bookings	581.0		399.0		182.0	45.6
Backlog	110.4		57.3		53.1	92.7

Revenues. The increase in revenues was primarily due to the acquisition of the Nuovo Pignone distribution business, which contributed $106.0 million since June 2004. Our sales volume in the United States related to dispensers and services increased by $26.0 million for the full year. However our dispenser volume during the later portion of the third quarter and continuing throughout the fourth quarter of 2004 was negatively impacted by delays in deliveries related to an ERP systems implementation. These delivery delays did not continue into 2005. Also contributing to the increase in 2004 was strong customer demand in Europe of $25.8 million and Brazil of $16.3 million and the favorable impact of changes in foreign currency exchange rates of $20.5 million.

Gross Profit. Gross profit was favorably impacted by higher volume of $27.5 million in the United States and Europe, particularly in Germany and Scandinavia, and a favorable mix of systems software products in the United States and Germany of $5.5 million. Also contributing to the increase was the acquisition of the Nuovo Pignone distribution business, which contributed $17.2 million since June 2004, and the favorable impact of changes in foreign currency exchange rates of $5.9 million. Gross profit in 2003 was negatively impacted by transition services costs of $3.2 million associated with our acquisition of certain assets of Tokheim North America. As a percentage of revenues, gross profit increased to 27.4% from 26.4% in 2003. During 2005, we have experienced a decline in our margin associated with lower margin sales from our Nuovo Pignone business. We are currently evaluating various business strategies to recover our profit margin from this business.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased due to the acquisition of the Nuovo Pignone distribution business, which contributed $13.4 million since June 2004, and higher marketing and new product development costs of $5.2 million. We also experienced the unfavorable impact of changes in foreign currency exchange rates of $2.3 million and slightly higher expenses associated with twelve months of operations in connection with Tokheim North America in 2004 compared with a partial year in 2003 of $1.9 million. Partially offsetting the increase were lower restructuring expenses of $7.2 million incurred during 2003 in connection with the closure of our Einbeck, Germany, facility and the consolidation of our Canadian facilities.

Bookings and Backlog. The acquisition of the Nuovo Pignone distribution business contributed $94.4 million to bookings and $43.4 million to backlog. Stronger domestic and international demand for dispensers, systems and parts also increased bookings by $98.8 million.

Compression and Power Systems

The following table presents selected financial information regarding results for our compression and power systems segment for the years ended December 31, 2004 and 2003, respectively.

	Year Ended December 31,
	2004	% of Revenue	2003 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$322.1	100.0%	$276.9	100.0%	$45.2	16.3%
Cost of revenue	239.8	74.5	216.6	78.2	23.2	10.7

Gross profit	82.3	25.5	60.3	21.8	22.0	36.5
Selling, engineering, administrative and general expenses	60.3	18.7	47.7	17.2	12.6	26.4

Operating income	$22.0	6.8%	$12.6	4.6%	$9.4	74.6%

Other items:
Depreciation and amortization	$12.4		$10.6		$1.8	17.0%
Restructuring charges	0.3		3.2		(2.9)	(90.6)
Bookings	350.5		300.1		50.4	16.8
Backlog	97.9		68.2		29.7	43.5

Revenues. Revenues increased by $16.1 million due to increased sales in the power generation market which experienced higher demand during the second half of 2004. Engine sales in the gas compression market increased $8.0 million also due to higher demand; however, revenue growth in this sector was limited by supply chain constraints during the later part of 2004. Higher demand for aftermarket parts increased revenues by $12.4 million, although the last half of 2004 was negatively impacted by delayed parts shipments due to supply chain constraints. These supply chain constraints have affected our ability to ship parts and reduce our backlog. Our industrial blowers business increased revenues by $8.0 million primarily due to market growth in China, the Far East and the Middle East resulting in more product shipments during the later part of 2004.

Gross Profit. Gross profit improved $17.4 million due to higher volume related to parts and engine sales and favorable variable costs of $8.4 million. While variable costs improved overall, we did experience higher metal prices and additional reserves for excess and obsolete inventory in 2004. In addition, strike-related costs and shipment delays resulted in higher than normal variable costs in 2003. Gross profit also increased in our industrial blowers business by $2.7 million due to higher volume and favorable manufacturing costs resulting from cost savings achieved during 2004 and lower restructuring charges of $1.0 million. Partially offsetting the increases in gross profit were higher manufacturing costs of $3.6 million. As a percentage of revenues, gross profit increased to 25.5% from 21.8% in 2003.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased primarily due to $12.3 million in expenses related to the purchase of research and development technology for our natural gas engines business and higher employee separation and retirement costs of $1.2 million. Partially offsetting the increase was a gain of $1.7 million recorded in 2004 on the sale of land and lower restructuring charges of $1.8 million.

Bookings and Backlog. Bookings and backlog improved due to growth in our natural gas engines and aftermarket parts business and increased demand in wastewater treatment and the primary metals market in our industrial blowers business. Also contributing to the increase in backlog were delayed shipments due to supply chain constraints in our gas compression and aftermarket parts businesses.

Year Ended December 31, 2003 as Compared to the Year Ended December 31, 2002

Consolidated

The following table presents selected financial information regarding consolidated results for the years ended December 31, 2003 and 2002, respectively.

	Year Ended December 31,
		% of Revenue		% of Revenue	$ Change	% Change
	2003 (Restated)		2002 (Restated)
	(in millions, except percentages)
Revenue	$1,661.1	100.0%	$1,590.4	100.0%	$70.7	4.4%
Cost of revenue	1,225.2	73.8	1,163.6	73.2	61.6	5.3

Gross profit	435.9	26.2	426.8	26.8	9.1	2.1
Selling, engineering, administrative and general expenses	382.3	23.0	341.8	21.5	40.5	11.8

Operating income	$53.6	3.2%	$85.0	5.3%	$(31.4)	(36.9)%

Other items:
Depreciation and amortization	$44.0		$43.3		$0.7	1.6%
Restructuring charges	21.4		6.0		15.4	NM
Bookings	1,760.4		1,622.6		137.8	8.5
Backlog	475.5		350.7		124.8	35.6

Revenues. Revenues increased in our measurement systems segment by $63.5 million, primarily as a result of increased domestic and international customer demand and sales of products associated with the acquisition of certain assets of Tokheim North America. In addition, we experienced a favorable impact due to changes in foreign currency exchange rates of $94.8 million. This increase was partially offset by a decrease in our flow control segment of $84.7 million, as several of our product lines were impacted by weak markets in the first half of 2003. Our compression and power systems segment was unchanged as increased demand in the fourth quarter offset previous declines due to the effects of a labor strike and weak natural gas compression demand.

Cost of Revenues. The increase in costs as a percentage of revenue was primarily due to the effects of the strike, a reduction in sales of certain relatively high margin gas compression related equipment, restructuring charges of $5.3 million and transition related expenses attributed to the acquisition of certain assets from Tokheim North America in 2003. These effects were partially offset by better absorption of manufacturing costs due to increased sales volumes in our measurement systems segment. We also experienced an unfavorable impact due to changes in foreign currency exchange rates of $75.6 million.

Gross Profit. Gross profit increased $9.1 million, or 2.1%, to $435.9 million for the year ended December 31, 2003, compared to $426.8 million for the year ended December 31, 2002. As a percentage of revenues, gross profit decreased to 26.2% in 2003 from 26.8% in 2002, as a result of the factors discussed above.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased due to approximately $12.6 million in expenses associated with the restatement and re-audit of our 2001 financial statements and an additional $8.0 million in expenses due to the acquisition of certain assets of Tokheim North America. We also incurred restructuring expenses in our business segments of approximately $16.1 million in 2003 and our flow control segment abandoned approximately $2.4 million of under-development software costs in 2003 that became impaired when we decided to implement a global ERP system. Overall, we experienced an unfavorable impact due to changes in foreign currency exchange rates of $17.6 million. As a percentage of revenues, these costs rose to 23.0% of revenues in 2003 compared to 21.5% of revenues in 2002.

Interest Expense. Interest expense decreased $9.8 million or 10.3% to $85.5 million for the year ended December 31, 2003, compared to $95.3 million for the year ended December 31, 2002. This variance was primarily a result of a charge taken in 2002 for the write-off of unamortized deferred financing fees. In 2002, we extinguished our Tranche A term loan and made optional pre-payments on our Tranche B term loan and, as a result, wrote-off $10.1 million of unamortized deferred financing fees. During 2003, we recorded a $1.1 million charge for the write-off of unamortized deferred financing fees as a result of the optional prepayments on our Tranche B term loan.

Provision for Income Taxes. Provision for income taxes increased $3.4 million to $17.4 million for the year ended December 31, 2003, compared to $14.0 million for the year ended December 31, 2002. The provision for income taxes was impacted by changes in the geographical distribution of taxable income in various foreign jurisdictions. We have provided a full valuation allowance against domestic deferred tax assets. Therefore, no deferred income tax expense or benefit has been recorded during the periods indicated above for our U.S. operations.

Bookings and Backlog. The increase in bookings was primarily attributable to $118.8 million in our flow control segment due to increased international project activity and the effects of foreign currency appreciation. Higher bookings in our measurement systems segment of $94.8 million benefited from the purchase of certain assets from Tokheim North America and higher demand in both domestic and international markets. Higher bookings in our compression and power systems segment of $33.7 million were due to higher demand for parts and engines. The increase in backlog was attributable to increases in all business segments.

Flow Control

The following table presents selected financial information regarding results for our flow control segment for the years ended December 31, 2003 and 2002, respectively.

	Year Ended December 31,
	2003 (Restated)	% of Revenue	2002 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$996.8	100.0%	$1,004.9	100.0%	$(8.1)	(0.8)%
Cost of revenue	726.4	72.9	726.4	72.3	—	N.M

Gross profit	270.4	27.1	278.5	27.7	(8.1)	(2.9)
Selling, engineering, administrative and general expenses	224.8	22.6	206.8	20.6	18.0	8.7

Operating income	$45.6	4.5%	$71.7	7.1%	$(26.1)	(36.4)%

Other items:
Depreciation and amortization	$24.8		$25.0		$(0.2)	(0.8)%
Restructuring charges	10.2		3.9		6.3	161.5
Bookings	1,061.3		942.5		118.8	12.6
Backlog	350.0		265.9		84.1	31.6

Revenues. Revenues decreased primarily as a result of volume fluctuations across all of our product lines. Our natural gas solutions product line experienced a decline in volume of approximately $3.2 million as a result of a continued downturn in the North American local gas distribution markets. Our control valves product line decreased $33.9 million due to a decline in volume as a result of major project shipments that occurred in 2002 but which were not repeated in 2003. Our pressure relief product line experienced a decline in volume of approximately $3.9 million as a result of the general downturn in new construction project business. In addition, our instruments product line experienced a decline in volume of approximately $3.1 million primarily due to continued economic weakness in its U.S.-based markets. Our on/off product line experienced lower volumes of approximately $40.2 million due to the substantial completion of the Barracuda-Caratinga project in 2002. Partially offsetting these decreases was the favorable impact of changes in foreign currency exchange rates of $76.6 million.

Gross Profit. Gross profit decreased due to the revenue decrease in our product lines, as well as $3.8 million in restructuring charges to cost of revenues in 2003. Overall, gross profit was favorably impacted by changes in foreign currency exchange rates. As a percentage of revenues, gross profit decreased to 27.1% compared to 27.7% for 2002.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased due to higher selling expenses in all of our product lines of $1.8 million and higher engineering costs of $2.2 million. In addition, we incurred restructuring charges of $6.4 million, and costs associated with the abandonment of under-development software of $2.4 million which became impaired when we decided to implement a global ERP system. Overall, the flow control segment was unfavorably impacted by changes in foreign currency exchange rates.

Bookings and Backlog. Bookings and backlog increased as a result of strong bookings for international projects in our on/off and control valve product lines.

Measurement Systems

The following table presents selected financial information regarding results for our measurement systems segment for the years ended December 31, 2003 and 2002, respectively.

	Year Ended December 31,
	2003 (Restated)	% of Revenue	2002 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$393.8	100.0%	$312.1	100.0%	$81.7	26.2%
Cost of revenue	290.0	73.6	232.8	74.6	57.2	24.6

Gross profit	103.8	26.4	79.3	25.4	24.5	30.9
Selling, engineering, administrative and general expenses	68.3	17.3	55.0	17.6	13.3	24.2

Operating income	$35.5	9.1%	$24.3	7.8%	$11.2	46.1%

Other items:
Depreciation and amortization	$5.8		$5.1		$0.7	13.7%
Restructuring charges	8.0		1.4		6.6	NM
Bookings	399.0		304.2		94.8	31.2
Backlog	57.3		42.9		14.4	33.6

Revenues. Revenues increased due to sales of approximately $33.3 million related to the acquisition of certain assets of Tokheim North America and increased revenue of $13.0 million attributed to dispensers, $2.0 million attributed to systems and $9.0 million attributed to services in both domestic and international markets. In addition, we experienced the favorable impact of changes in foreign currency exchange rates of $18.2 million.

Gross Profit. Gross profit increased primarily due to better absorption of manufacturing costs from increased sales volumes of approximately $11.9 million and the favorable impact of changes in foreign currency exchange rates of $4.5 million. The positive contribution to gross profit from sales volume associated with the acquisition of certain assets of Tokheim North America of $13.4 million was mitigated in part by transition-

related expenses and higher operating costs in the first quarter of the year as we consolidated the Tokheim North America assets into our existing business. As a result of our German restructuring, we also experienced lower volumes and higher manufacturing costs of $4.4 million as we shifted production from Germany to Sweden, partially offsetting the volume-related margin increase realized in this segment. As a percentage of revenues, gross profit increased to 26.4% compared to 25.4% for 2002.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased primarily due to higher restructuring charges of $6.6 million and higher expenses due to the acquisition of certain assets of Tokheim North America of $8.0 million. In addition, we experienced the unfavorable impact of changes in foreign currency exchange rates of $3.4 million.

Bookings and Backlog. Bookings rose primarily as a result of increased bookings to our domestic and international customers as well as the acquisition of certain assets of Tokheim North America. This increase was offset in part by declines in bookings from our major oil company customers.

Compression and Power Systems

The following table presents selected financial information regarding results for our compression and power systems segment for the years ended December 31, 2003 and 2002, respectively.

	Year Ended December 31,
	2003 (Restated)	% of Revenue	2002 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$276.9	100.0%	$277.1	100.0%	$(0.2)	(0.1)%
Cost of revenue	216.6	78.2	208.5	75.2	8.1	3.9

Gross profit	60.3	21.8	68.6	24.8	(8.3)	(12.1)
Selling, engineering, administrative and general expenses	47.7	17.2	51.4	18.6	(3.7)	(7.2)

Operating income	$12.6	4.6%	$17.2	6.2%	$(4.6)	(26.7)%

Other items:
Depreciation and amortization	$10.6		$12.2		$(1.6)	(13.1)%
Restructuring charges	3.2		0.7		2.5	NM
Bookings	300.1		266.4		33.7	12.7
Backlog	68.2		41.9		26.3	62.8

Revenues. Revenues decreased due to lower demand for gas compression related products of $7.7 million and strike-related production delays in early 2003 of $11.7 million, which were offset towards the end of 2003 by increased sales of small engines, power generation products and aftermarket parts of $17.0 million. Sales of smaller sized engines improved in the area of shallow well gas compression applications in North America. Power generation related products showed some improvement as a result of a 41% increase in sales of small engines while aftermarket parts sales volume increased by approximately $5.5 million.

Gross Profit. Gross profit decreased primarily as a result of the Waukesha strike which contributed approximately $11.2 million in additional expenses, partially offset by higher sales volume in the latter part of 2003. As a percentage of revenues, gross profit decreased to 21.8% compared to 24.8% for 2002.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses decreased $4.7 million due to cost savings related to a reduction in our work-force and outsourcing the manufacturing of certain blowers. The effects of these initiatives however, were partially offset by strike-related costs of $1.8 million and higher restructuring charges of $2.5 million in 2003.

Bookings and Backlog. Bookings increased primarily due to higher demand for parts and engines of 12.2%. Backlog increased primarily due to strike-related production delays.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flows and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and cash equivalents were $98.6 million, and $149.0 million, as of December 31, 2004, and 2003, respectively. A significant portion of our cash and cash equivalents are utilized in our international operations and may not be immediately available to service debt in the United States. In addition, due to our geographic diversity, our cash requirements tend to be higher than the requirements for similar, but less diverse companies.

Cash flows provided by operating activities were $33.0 million in 2004 compared to $75.8 million in 2003. The year-over-year decrease of $42.8 million primarily resulted from changes in working capital and results of operations. Changes in working capital were the result of an increase in accounts receivable of $88.2 million, primarily due to increased sales volumes across most of our product lines and the acquisition of Nuovo Pignone, and an increase in accounts payable of $55.1 million also due to higher sales volume across all product lines. Net loss in 2004, which includes an impairment charge of $63.8 million recorded in the fourth quarter of 2004 associated with goodwill attributed to our on/off valves product line, was $63.9 million compared to a $37.9 million loss in 2003.

Cash flows used in investing activities for the year ended December 31, 2004 were $209.7 million. This was primarily the result of the acquisition of the Nuovo Pignone distribution business in June 2004 for approximately $165 million and capital expenditures of $50.8 million.

Cash flows provided by financing activities for the year ended December 31, 2004 were $121.2 million, resulting primarily from the $175 million add-on to our Tranche C term loan in June 2004 partially offset by $55.0 million in prepayments of our Tranche C term loan.

Long-Term Debt Summary

(in millions)
Total long-term debt, including current maturities outstanding at December 31, 2004:
9 3/8% senior subordinated notes	$554.3
Tranche C term loan	380.0
Senior unsecured term loan	125.0
Other debt	5.7

Total long-term debt, including current maturities	$1,065.0

In connection with our recapitalization transaction in 2001, we issued $300 million of 9 3/8% senior subordinated notes due April 2011 and obtained a credit facility. The notes may be redeemed beginning April 15, 2006 and the initial redemption price is 104.688% of the principal amount plus accrued interest. In March 2002, we issued an additional $250 million of notes also due April 2011. The additional notes were issued at 102.5% of their principal amounts and we recorded $6.3 million of premium, which is being amortized to interest expense over the term of the notes. The net proceeds from the issuance of the additional notes were used to repay existing indebtedness. At December 31, 2004, $4.3 million of unamortized bond premium related to the senior subordinated notes remained.

Also during 2001, we obtained an eight-year $455.0 million Tranche B term loan under our then existing credit facility and made subsequent payments during 2001, 2002 and 2003. In March 2004, we entered into an amendment to our credit facility and refinanced $381.6 million of our Tranche B term loan with a new six-year $125 million senior unsecured term loan, which matures in April 2009, and a new $260 million Tranche C term loan, which matures in April 2009. The Tranche B term loan was paid in full with the completion of the refinancing. The $125 million senior unsecured term loan bears an interest rate of LIBOR plus 3.5% and the Tranche C term loan bears an interest rate of LIBOR plus 2.5%. We elected to prepay $25 million of our Tranche C term loan at the time the refinancing was completed. In connection with the refinancing, we expensed approximately $11.3 million in deferred financing cost associated with the Tranche B term loan, which was reflected in interest expense. The covenants contained in the agreement governing our new senior unsecured term loan are similar to those included in the indenture governing our senior subordinated notes. In June 2004, in conjunction with the acquisition of the Nuovo Pignone distribution business, we obtained an additional $175 million of borrowings under our Tranche C term loan, which included approximately $3.2 million in capitalized financing fees. In July, August and October 2004, we made optional prepayments of $10 million each. As a result of the optional prepayments, no mandatory principal payments are due on our Tranche C term loan until March 2008.

In November 2005, we sold substantially all of our on/off valves business and our instruments business and used $215 million of net cash proceeds to repay a portion of our Tranche C term loan. The Brazilian portion of the on/off valves business is awaiting Brazilian regulatory confirmation of transfer permits and tax documentation, which we expect to be completed in early 2006. We expect to apply the net cash proceeds of $21.3 million relating to the sale of our Brazilian on/off business to the repayment of a portion of our indebtedness.

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

The credit agreement, as amended to the date of this report, limits our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We are also required to indemnify the agent and lenders and comply with specified financial and affirmative covenants including a total debt to EBITDA ratio and an interest coverage ratio. EBITDA is defined in our credit agreement and indenture to exclude certain unusual charges and other items and hence is not calculated in the same manner as the EBITDA presented in Item 6 of this Annual Report on Form 10-K.

As part of our credit agreement, beginning with fiscal year end 2002, we are required to make a mandatory prepayment, 90 days after year end, if our total debt to EBITDA ratio, as defined, is above certain levels. If our total debt to EBITDA ratio is in excess of 4.00 to 1.00 we will be required to pay 75% of excess cash flow, as defined in the credit agreement. If the total debt to EBITDA ratio is above 2.50 to 1.00 and below 4.00 to 1.00, then we will be required to pay 50% of excess cash flow as defined under the agreement. If the total debt to EBITDA ratio is equal to or less than 2.50 to 1.00, no such payment is required. To date, we have not been required to make any mandatory prepayments.

During 2005, we entered into several amendments and waivers to our credit agreement that, among other things, amended certain financial covenants under our senior secured credit facility and extended to February 15, 2006, our deadline for providing our senior lenders with audited financial statements for the year ended December 31, 2004, and restated audited financial statements, to the extent that financial statements for earlier years are required to be restated in connection with the preparation of the 2004 financial statements. The amendments also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

In addition, during 2005, we entered into several consents and waivers to our senior unsecured term loan agreement and extended to February 15, 2006, the deadline for providing our lenders under the senior unsecured term loan agreement with audited financial statements for the year ended December 31, 2004 and extended to February 15, 2006, our deadline for providing these lenders with unaudited financial statements for the first, second and third fiscal quarters of 2005. The consents also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders under the credit agreement prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

Prior to the filing of this Form 10-K with the SEC, we had not timely furnished certain annual and quarterly financial information required to be contained in our 2004 Form 10-K and our 2005 First, Second and Third Quarter Reports on Form 10-Q, respectively, as required by Section 4.03(a) of the indenture governing our senior subordinated notes. In addition, because of the restatement of prior period financial information described in this Form 10-K, certain of our prior SEC filings may be deemed not to have complied with Section 4.03(a). On December 6, 2005, we commenced a solicitation of consents from the holders of these notes and, on December 19, 2005, executed a supplemental indenture extending the financial statement delivery requirement to February 15, 2006 and waiving past defaults. With the filing of this Form 10-K and the filing of our 2005 First, Second and Third Quarter Reports on Form 10-Q, we will satisfy the applicable requirements of, and cure any default that may have been deemed to exist under Section 4.03(a) of the indenture.

We have a $100.0 million revolving credit facility, of which $43.4 million was available subject to certain conditions, and $56.6 million was utilized for letters of credit as of December 31, 2004. As of December 31, 2004, required payments of outstanding debt consisted of $0.8 million in 2005, $0.8 million in 2006, $0.4 million in 2007, $191.4 million in 2008, $189.0 million in 2009 and $675.0 million thereafter.

We believe cash flows from operating activities combined with availability under our credit agreement will be sufficient to enable us to meet our cash flow needs for the next twelve months.

Our long-term ability to make payments on and to refinance our indebtedness, including our credit facility, our senior unsecured term loan and our senior subordinated notes, to achieve specified financial ratios required under our credit agreement, and to fund future acquisitions, planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under the revolving portion of our credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We cannot be assured, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay or refinance our indebtedness, including our credit facility, our senior unsecured term loan or our senior subordinated notes, or to fund our acquisition strategy or meet our other liquidity needs. If we are unable to achieve the financial ratios specified in our credit facility, we could be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase, which could adversely impact our future earnings.

We may need to refinance all or a portion of our indebtedness, including our credit facility, our senior unsecured term loan or senior subordinated notes, on or before maturity. We cannot be assured that we will be able to refinance any of our indebtedness, including our credit facility, our senior unsecured term loan and our senior subordinated notes, on commercially reasonable terms or at all. See “Item 1. Business—Certain Risk Factors—Restrictive covenants in our senior secured credit facility, the indenture governing our senior subordinated notes and our senior unsecured term loan may restrict our ability to pursue our business strategies.”

We may from time to time seek to retire our outstanding debt through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, we may elect to issue additional shares to finance future acquisitions or to meet our other liquidity needs. Any future equity issuances will dilute the ownership interest in our company and may adversely impact earnings per share in future periods.

Contractual Obligations and Commitments

The following tables set forth cash obligations relative to principal and contingent liabilities or letters of credit at December 31, 2004 for the next several years:

	2005	2006	2007	2008	2009	2010 and Thereafter	Total
	(in millions)
Contractual Cash Obligations
Long-Term Debt(1)	$0.8	$0.8	$0.4	$191.4	$189.0	$675.0	$1,057.4
Capital Lease Obligations	2.4	0.5	0.2	0.1	—	—	3.2
Operating Leases	19.6	14.8	9.4	7.1	6.1	14.0	71.0
Purchase Obligations(2)	26.4	8.7	5.4	—	—	—	40.5
Pension and Other Postretirement Benefits(3)	28.8	30.1	30.4	30.9	31.9	171.9	324.0

Total Contractual Cash Obligations	$78.0	$54.9	$45.8	$229.5	$227.0	$860.9	$1,496.1

(1)	Excludes a $4.3 million premium, which is being amortized over the term of the notes.
(2)	Represents significant vendor purchase commitments.
(3)	Estimated cash obligations for benefit payments through 2013.

	2005	2006	2007	2008	2009	2010 and Thereafter	Total
	(in millions)
Commitments
Letters of Credit	$35.6	$17.5	$2.3	$—	$1.2	$—	$56.6

Total Commitments	$35.6	$17.5	$2.3	$—	$1.2	$—	$56.6

New Accounting Pronouncements Issued But Not Yet Adopted

There are several accounting standards and interpretations that have not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Inventory Costing. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for idle facility expense, freight, handling costs and wasted material to require these items to be expensed as current period charges, regardless of whether they meet the criterion of “abnormal” previously defined in ARB No. 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effects of this pronouncement.

Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 107, “Share Based Payments”, which expresses views of the Staff about the application of SFAS No. 123(R). SFAS No. 123(R) is effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, on January 1, 2004, using the modified prospective method of adoption as provided by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. We are currently evaluating the effects of this pronouncement.

Accounting for Deferred Taxes on Foreign Earnings. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (the “Act”)”. The Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent of the lesser of “qualified production activities income”, as defined by the Act, or taxable income. FSP No. 109-1 clarified that the domestic manufacturing deduction should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction.

In December 2004, the FASB also issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP No. 109-2 clarified the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the Act to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation.

The provisions within the American Jobs Creation Act of 2004 and the related accounting guidance specified in FSP No. 109-1 and 109-2 will not affect our operations or financial results due to our net operating loss carryforward and corresponding valuation allowance.

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligation are uncertain. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.

Accounting Changes and Error Corrections. In June 2005, the SFAS issued FASB No. 154, “Accounting Changes and Error Corrections,” which requires the retrospective application of changes to accounting principles, changes in estimates, and reporting entities. SFAS No. 154 will be effective for accounting changes and corrections occurring in fiscal years beginning after December 15, 2005. We will adopt the provisions of this standard in the first quarter of 2006 and we do not believe this standard will have a material impact on our financial statements.

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

	December 31, 2004								December 31, 2003
	Carrying Amount							Fair Value	Carrying Amount	Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$0.4	$—	$—	$—	$—	$—	$0.4	$—	$—	$—
Avg. Contract Rate	107.7475								—
Euro
Contract Amount	$82.9	$—	$—	$—	$—	$—	$82.9	$4.2	$53.5	$4.0
Avg. Contract Rate	1.2641								1.1507
Canadian Dollar
Contract Amount	$22.4	$—	$—	$—	$—	$—	$22.4	$—	$—	$—
Avg. Contract Rate	1.2316
Related forward contracts to sell GBP
Euro
Contract Amount	$0.3	$—	$—	$—	$—	$—	$0.3	$—	$0.2	$—
Avg. Contract Rate	0.6990								0.7002
Related forward contracts to buy USD
South African Rand
Contract Amount	$1.5	$—	$—	$—	$—	$—	$1.5	$(0.2)	$0.5	$—
Avg. Contract Rate	6.4447								6.9107
Euro
Contract Amount	$4.6	$3.3	$—	$—	$—	$—	$7.9	$—	$13.1	$(0.4)
Avg. Contract Rate	1.1782	1.3406							1.1555
Japanese Yen
Contract Amount	$5.6	$13.1	$—	$—	$—	$—	$18.7	$—	$24.6	$—
Avg. Contract Rate	111.1047	101.6900							108.2295
British Pound
Contract Amount	$2.6	$2.4	$—	$—	$—	$—	$5.0	$—	$12.4	$—
Avg. Contract Rate	1.4734	1.9034							1.6619
Canadian Dollar
Contract Amount	$27.9	$15.8	$—	$—	$—	$—	$43.7	$—	$30.9	$—
Avg. Contract Rate	1.3148	1.2284							1.3306
Related forward contracts to buy JPY
Euro
Contract Amount	$1.1	$—	$—	$—	$—	$—	$1.1	$(0.1)	$—	$—
Avg. Contract Rate	132.12								—
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.1	$—	$—	$—	$—	$—	$0.1	$—	$0.5	$—
Avg. Contract Rate	8.1601								8.3851
Related forward contracts to buy GBP
Euro
Contract Amount	$0.5	$—	$—	$—	$—	$—	$0.5	$—	$—	$—
Avg. Contract Rate	0.7045								—
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$2.7	$0.8	$0.7	$0.7	$0.7	$550.9	$556.5	$604.5	$559.1	$602.8
Average Interest Rate	9.31%	9.32%	9.34%	9.35%	9.36%	9.37%			9.33%
Variable Rate	$—	$—	$—	$191.0	$189.0	$125.0	$505.0	$513.4	$381.6	$381.6
Average Interest Rate	—	—	—	6.59%	7.22%	7.65%			8.59%
Euro Functional Currency
Fixed Rate	$1.1	$1.2	$0.7	$0.5	$—	$—	$3.5	$3.4	$3.4	$3.5
Average Interest Rate	4.45%	4.44%	4.41%	4.41%					8.49%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent registered public accounting firm’s reports, financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See “Index to Financial Statements and Financial Statement Schedules” on page F-1.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, chief financial officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

Internal Control over Financial Reporting

Management and our independent registered public accounting firm have identified material weaknesses regarding elements of our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

To address the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

The six material weaknesses that have been identified, and the steps we have taken and continue to take to remediate the material weaknesses, are:

•	An ineffective control environment in our finance organization, including inadequate accounting policies, procedures, training, experience, communication and oversight.

Our independent registered public accounting firm first identified this as a reportable condition to management in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ending December 31, 2002. Corporate accounting does not have enough insight into operations to adequately identify issues, and our field personnel do not possess the necessary accounting expertise to accurately record transactions in instances involving non-routine entries or complex accounting or recognize the need to request assistance from corporate accounting. There is also inadequate understanding among our business unit accounting staff with respect to the proper application of accounting principles generally accepted in the United States and our accounting policies. Other contributing factors include the complexity of our consolidation process, particularly with respect to multiple legal entities and operational units; inadequate and disparate computer systems and numerous accounting centers. Also contributing to the condition is a lack of precision at certain operations in the application of our accounting policies, including the reconciliation of accounts to the general ledger, and inconsistent application of these policies with respect to inventory costing, bad debts, sales allowances, inventory reserves, property, warranty and various expense accruals.

We recently discontinued our previously announced plans to develop an enterprise resource planning (ERP) system after a pilot installation at our U.S. retail fueling operation indicated we would not realize the intended benefits in a timely manner. We are currently reviewing options for other business units and expect to have a strategy developed before year-end 2005 that will address the overall control environment in our finance organization.

To remediate these deficiencies, we have taken steps to increase the consistency and transparency of our consolidation and financial reporting processes. We are installing a new consolidation systems package which will provide more robust tools for data collection, consolidations, and translations and will enhance the reporting process on a company-wide basis. We expect to complete the installation of this consolidation system by mid-2006.

We have directed numerous senior managers whom we hired in the last two years, each with the requisite training and experience, to assist in improving the quality of our controls and procedures by developing additional risk-based policies and procedures. These individuals include a new Vice President of Finance who is responsible for streamlining the financial organization, reducing the number of accounting centers and increasing the accounting staff’s expertise, education and professionalism, a Director of Accounting, and a new Director of Internal Audit, who reports directly to our chief executive officer and Audit Committee and is actively working with management to enhance the effectiveness of our internal audit function. Within the last two years, we have also appointed new controllers at seven of our eight principal operating units, and we have increased the competency of our corporate accounting staff.

We have hired a Director of Financial Programs and Control and have dedicated ten individuals with appropriate qualifications to prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which we will be required to be in compliance with by December 31, 2007, under our current filing status. Should we issue public equity before July 1, 2006, and otherwise satisfy the definition of an “accelerated filer” under applicable SEC rules, we will be required to be in compliance with Section 404 by December 31, 2006. We have also hired highly skilled personnel and other expert consultants at both the corporate and business unit levels. We have commenced projects to update policies and procedures and to enhance overall company-level controls. All significant locations are being evaluated as to their financial reporting controls. Finally, in 2004 we launched a virtual learning center designed to provide employees with educational opportunities on a variety of functional topics including finance, information technology and regulations impacting our business, human resources and general management.

In August 2005, we conducted a high-level meeting to, among other things, discuss the weaknesses identified above and develop strategies for addressing them. The meeting included the senior representatives from the Accounting and Finance teams from each operation worldwide.

In summary, we have instituted, and continue to improve, numerous processes and procedures in order to remediate this weakness. We have enhanced training, review processes, communications,

systems and quality of personnel over the last two years to address the overall indicators of this complex and embedded problem. We have also retained outside consultants to help with this effort. We expect to have this weakness fully resolved by year-end 2006.

•	Insufficient monitoring and accounting for transactions that are non-routine, or subject to new or complex accounting.

Management first identified this material weakness using indicators detailed in our Quarterly Report on Form 10-Q for the second quarter of 2004 as well as the information used in the preparation of our Annual Report on Form 10-K for the year ended December 31, 2004. This material weakness affects several of our operating units. We determined that this material weakness resulted from insufficient review processes at both the business unit and corporate levels and that an appropriate review at all levels did not exist. Moreover, personnel at our various business units were failing to report new agreements or transactions to our accounting department, which resulted in inaccurate accounting.

To remediate this material weakness, we have significantly increased the number and skills of management and staff personnel in our accounting and finance departments to increase our depth of experience in accounting, SEC reporting matters and internal audit, and have recently implemented processes to identify and review all significant or non-routine issues. In addition, qualified personnel with requisite training and experience have been assigned to each significant location to assist the reporting units in their implementation and remediation of internal control over financial reporting and control gaps for Sarbanes-Oxley compliance. We have implemented processes commencing in late 2004 to ensure detailed accounting review is performed at all levels of the organization with appropriate corporate oversight. We expect that this material weakness will be remediated by year-end 2005.

•	Accounting adjustments were incorrectly categorized as changes in estimates instead of errors pursuant to Accounting Principles Board Opinion No. 20 (APB 20).

This material weakness was identified in connection with the preparation of our financial statements for the fiscal year ended December 31, 2004. This material weakness resulted from insufficient training among our accounting staff regarding the application of APB 20 and caused errors in the reporting by our operating units.

To remediate this material weakness, we continue to review and revise a number of our disclosure and accounting policies and procedures. In addition, management is developing a plan for worldwide training of our accounting staff, which will include SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No. 3”. We expect that this material weakness will be remediated by year-end 2005.

•	Inadequate monitoring by accounting management of our foreign business units, which incorrectly translated foreign currency under methods that were not consistent with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.”

This material weakness was identified in each of our operating units and in our corporate accounting group due to a failure to develop a process to apply SFAS No. 52 correctly. This condition includes the failure to translate foreign currencies at appropriate period-end rates and to use the correct classifications of inter-company notes to record foreign exchange effects correctly. This material weakness was identified while preparing our financial statements for the year ended December 31, 2004.

To remediate these deficiencies, management has instituted requirements for appropriate levels of precision to be applied at all levels for the accounting department review at quarter-end and year-end,

particularly with respect to significant or non-routine issues. In addition, we are installing a new consolidation systems package, which will provide more robust tools for data collection, consolidations, and translations and will enhance the reporting process on a company-wide basis. This new system will systematically translate all foreign operations to the United States dollar correctly, using the appropriate rates. We have also updated, and will continue to update, our review procedures with respect to compliance by our business units. We have implemented a comprehensive review between corporate accounting and treasury personnel for all changes to inter-company notes. Finally, the worldwide training of our accounting staff referenced above will focus on items that have given rise to audit adjustments. Remediation is expected to be completed by year-end 2005.

•	Incorrect assessment of the composition of charges allocable to inventory at our Houston on/off valve operation.

Our independent registered public accounting firm first identified this material weakness during its 2003 audit field work of our Houston on/off valve operation where errors occurred in the determination of the book value of inventory. Although we implemented certain changes based on the 2003 weakness, the accounting personnel at the Houston operation failed to understand the costs associated with the production of inventory and how the costs should be allocated to the ending inventory on hand. These deficiencies resulted from a lack of understanding of the true makeup of the cost pools and of the actual production activity that generated the costs in the pools. As a result of these deficiencies, significant adjustments were made to the fiscal quarters in 2004 and, as part of the significant fourth quarter 2003 adjustment, amounts were restated back to 2000 and earlier.

To ensure inventory balances are properly stated, we have established enhanced corporate oversight of the accounting at our Houston on/off valve operation. This continued corporate oversight will require additional analysis to verify that adjustments are adequate to correctly state inventory values in the future. We expect that this material weakness will be remediated by year-end 2005.

•	Incorrect revenue recognition practices relating to manufacture and sale contracts at our Houston on/off valve operation.

Our independent registered public accounting firm identified this material weakness during its audit field work of the Houston on/off valve operation for the period ending December 31, 2003. This material weakness reflects a lack of understanding of current revenue recognition rules relating to contracts that may have multiple deliverables and the impact of single or multiple units of accounting treatment, particularly the application of Staff Accounting Bulletin Nos. 101 and 104, “Revenue Recognition” and EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to the revenue recognition process. This material weakness also resulted from a lack of understanding by the relevant accounting personnel of the specific contract language and the business processes that existed to perform the unit’s obligations under these contracts; unfamiliarity with the authoritative literature; and a lack of proper oversight in the creation of these contracts. Management is currently utilizing external support to perform additional review work to ensure that the proper accounting treatment has been applied.

To remediate this material weakness, the corporate accounting department has implemented quarterly reviews of all contracts and their administration across all business units. We are implementing training of our business unit personnel designed to ensure that the level of analysis will be adequate to correctly understand the contractual obligations of the unit. This training program is currently being developed, and we expect that it will be fully implemented during the fourth quarter of 2005. In addition, management has directed that future contracts be structured in a manner designed to avoid these types of revenue recognition issues. We have also appointed new controllers for both of our on/off product line and North American operations. We expect that this material weakness will be remediated by year-end 2005.

Although we have implemented and continue to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We are taking steps to improve our internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act. The efforts we have taken and continue to take are subject to continued management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting. Other than the foregoing initiatives since the date of the evaluation supervised by our management, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

Export Controls and Economic Sanctions Under Applicable Commerce and Treasury Department Regulations

In April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. A short time after the Dubai branch investigation commenced, we expanded the investigation to include other Dresser affiliates that since January 1999 may have engaged in transactions relating to U.S.-sanctioned countries (including those countries already mentioned, Libya (prior to April 2004), Cuba and Syria (since mid-May 2004)) to determine whether there were any other violations of U.S. laws related to export controls and economic sanctions. The investigation was completed and voluntary disclosures to the U.S. Commerce and Treasury departments were made in late April 2005. The investigation identified a significant number of sales by certain of our other foreign affiliates to sanctioned countries (in addition to the sales by the Dubai branch) that appear to have been performed without required U.S. government authorization.

In response to the foregoing, we have undertaken and are continuing to implement a comprehensive remedial program that is designed to prevent the risk of further unlawful transactions by our foreign subsidiaries and branches, and unlawful facilitations by U.S. persons of otherwise legal transactions by our foreign subsidiaries, involving sanctioned countries. While our foreign subsidiaries may lawfully conduct business with sanctioned countries (other than Cuba), pursuant to a recently adopted company-wide policy they will no longer be permitted to accept new business (other than such business as they are contractually obligated to undertake in compliance with U.S. laws) intended to or for Iran or Sudan. We have also adopted a requirement that the U.S. export/import compliance and/or legal department conduct a review of all proposed transactions by our foreign subsidiaries relating to sanctioned countries to determine whether such sales are consistent with the new policy and in compliance with applicable U.S. laws. In addition, we have issued further guidance and provided additional training to our employees concerning the application of U.S. foreign trade controls, and we have reorganized our management team that oversees compliance with these controls. Primary responsibility for overseeing such compliance resides with a newly created corporate officer position titled Executive Vice President, Ethics and Compliance, which reports directly to the Chief Executive Officer and the Audit Committee. We have also established the position of Corporate Export/Import Compliance Director, reporting directly to the new Executive Vice President. At each business unit, compliance managers and export/import compliance managers have also been appointed. These business unit managers report to the new Executive Vice President and the new Corporate Export /Import Compliance Director, respectively. We are also taking appropriate disciplinary action against personnel who failed to meet their obligations under company-wide policy or otherwise engaged in wrongful conduct.

While our investigation has been completed, and voluntary disclosure reports have been submitted to the Commerce and Treasury departments, it remains unclear as to what extent the various activities reported to these government agencies violate U.S. export control and economic sanctions regulations and what penalties the government agencies may seek to impose for conduct that is found to be unlawful. Accordingly, we are unable to determine at this time the extent of violations or the nature or size of the penalties to which we may be subject as a result of any unauthorized dealings with U.S.-sanctioned countries. If we are found to be in violation of the applicable Commerce and Treasury department regulations restricting dealings with Iran, Sudan and Cuba (and in the past, Iraq and Libya), we could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in export trading or to have our foreign affiliates receive U.S.-origin goods, software or technology.

We believe that a loss in connection with this matter is probable and currently estimate our minimum probable liability to be approximately $0.8 million, which we recorded as a reserve in the fourth quarter of 2004. Given that the resolution of these issues is inherently uncertain at this time, we are not able to reasonably estimate the maximum amount or a meaningful range of probable or reasonably likely liability that could result from an adverse resolution of this matter or any related private causes of action that may arise. Since the Commerce and Treasury departments could impose aggregate penalties in excess of the reserve, and these amounts could be substantial, we cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the United States, or on our financial condition. In addition, our expenses related to the investigation and remedial actions have been and may continue to be substantial. For additional information concerning these matters, see “Item 3. Legal Proceedings.”

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors, as of November 15, 2005:

Name	Age	Position
Patrick M. Murray	62	Chief Executive Officer and Chairman of the Board
John P. Ryan	53	President and Chief Operating Officer
James A. Nattier	44	Chief Financial Officer; Executive Vice President, Ethics and Compliance
Robert D. Woltil	51	Senior Vice President, Finance and Administration
J. Scott Matthews	59	Senior Vice President, Corporate Development
Mark J. Scott	51	Senior Vice President, Human Resources
Frank P. Pittman	59	Vice President and General Counsel
Thomas J. Kanuk	53	Corporate Controller and Chief Accounting Officer
Stephen Berger	66	Director
Bernard J. Duroc-Danner	52	Director
Ben A. Guill	54	Director
Muzzafar Mirza	47	Director
William E. Macaulay	60	Director
Gary L. Rosenthal	56	Director
Mark T. Schwetschenau	49	Director
Thomas J. Sikorski	44	Director
Thomas M. Stemlar	67	Director

Patrick M. Murray has been Chief Executive Officer of Dresser, Inc. since December 20, 2004 and Chairman of the Board of Directors of Dresser, Inc. since May 1, 2004. From April 2001 to April 30, 2004, Mr. Murray served as Chief Executive Officer, and from April 2001 to November 2002, he served as President, of Dresser, Inc. From September 1998 to April 2001, Mr. Murray served as President of Dresser Equipment Group, Inc. Previously, Mr. Murray served as Vice President, Strategic Initiatives and Vice President, Operations of Dresser Industries, Inc. Mr. Murray has also served as President of Sperry-Sun Drilling Services and the

Controller of NL Industries, a manufacturer of titanium dioxide. Mr. Murray joined NL Industries in 1973 as a systems application consultant and has served in a variety of increasingly senior management positions with NL Industries, Baroid Corporation and Dresser Industries, Inc. Mr. Murray is currently a director of Precision Drilling Corporation and Harvest Natural Resources, Inc.

John P. Ryan was appointed President and Chief Operating Officer of Dresser, Inc. on December 20, 2004. He served as President of Dresser Wayne from 1999 to July 2005. Mr. Ryan previously served as a Vice President of Dresser, Inc. since 2001. Mr. Ryan joined Dresser Wayne as a National Accounts Sales Manager in 1987, worked in field sales and national sales, and became Vice President of Sales in 1991. Prior to working at Dresser Wayne, Mr. Ryan worked for 10 years with Goulds Pumps Inc. in various sales capacities in Singapore and the United States.

James A. Nattier is Chief Financial Officer and Executive Vice President, Ethics and Compliance of Dresser, Inc. Mr. Nattier became Executive Vice President, Ethics and Compliance in September 2005. He became Chief Financial Officer in March 2002. He previously served as Executive Vice President and Chief Administrative Officer of Dresser, Inc. from April 2001 to March 2002, Vice President, Shared Services for Dresser Equipment Group, Inc. from 1999 to 2001, Vice President, Shared Services for Halliburton Energy Services from 1998 to 1999, and Vice President—Industrial Products for Baroid Drilling Fluids. Mr. Nattier joined NL Industries in 1978 and has served in a variety of technical, operations, marketing and senior management positions with NL Industries, Baroid Corporation, Dresser Industries, Inc. and Halliburton. Mr. Nattier intends to resign as Chief Financial Officer once Dresser’s SEC filings become current, at which time the Company intends to appoint Mr. Woltil as Chief Financial Officer.

J. Scott Matthews has been Senior Vice President, Corporate Development of Dresser, Inc. since February 2002. He has served in various roles in the domestic and international oil and gas industry for over 23 years. He started his career in 1969 as a CPA with Arthur Young & Co. and subsequently served with Roy M. Huffington, Inc. in business development, contract negotiation, financing and management of the company’s domestic and international LNG and refinery projects. He was a founding partner in an independent oil & gas operating company and later was President and CEO of Compressor Systems, Inc.

Robert D. Woltil is Senior Vice President, Finance and Accounting of Dresser, Inc. Mr. Woltil joined Dresser in September 2005 and is responsible for many of the company’s finance and accounting matters. The company intends to appoint Mr. Woltil as Chief Financial Officer once Dresser’s SEC filings become current. Mr. Woltil has worked with Dresser’s finance and accounting departments since July 2005 as leader of the Tatum Partners, LLP consulting team assigned to the company. As a consultant during the past four years, he has served as interim CFO for Catalina Marketing Corporation, a $400 million NYSE-listed marketing services firm, and has also advised companies on organizational structure, process redesign, financial restructuring, and mergers and acquisitions. Previously, he was CFO for Sun Healthcare Group, Inc., then a $3.5 billion, NYSE-listed provider of healthcare services which filed for bankruptcy protection in October 1999. He also served in numerous roles with Beverly Enterprises, Inc., a $2 billion, NYSE-listed chain of health care facilities, including CFO of the corporation and later president and CEO of a $500 million division.

Mark J. Scott is Senior Vice President, Human Resources of Dresser, Inc. He joined Dresser in May 2004. Prior to joining Dresser, he was Vice President, Human Resources for Saint Gobain Corporation, a holding company for the U.S. and Canadian-based businesses of Compagnie de Saint-Gobain, from 1999 to 2004. He served as a Director, Human Resources for Case Corporation from 1995 to 1999. Previous experience includes human resources roles at FMC Corporation, Nestle Foods and Sherwin Williams Company, as well as an attorney in private practice.

Frank P. Pittman is Vice President and General Counsel of Dresser, Inc. Mr. Pittman previously served as Vice President, Law for Dresser Equipment Group, Inc., Vice President and Associate General Counsel of

Halliburton Energy Services, Inc., and as Senior Counsel of Dresser Industries, Inc. and its affiliate, Dresser-Rand Company. Mr. Pittman joined Dresser Industries, Inc. in 1979. Prior to joining Dresser Industries, Inc., Mr. Pittman previously was legislative counsel for the Ohio State Bar Association, an assistant county prosecutor in Franklin County, Ohio, and an associate with a Columbus, Ohio law firm.

Thomas J. Kanuk is the Corporate Controller and Chief Accounting Officer of Dresser, Inc. He joined Dresser in July 2002 as Corporate Controller and became our Chief Accounting Officer in October 2003. Prior to joining Dresser, Mr. Kanuk was the Corporate Controller for Dal-Tile International, Inc., which manufactures ceramic tile products, from 1998 to 2002. He has also previously served in corporate and operational financial management positions at Invacare Corporation, a manufacturer and distributor of home medical products, and the Sherwin Williams Company, a manufacturer of paint and related products, and has also worked for Ernst & Young LLP.

Stephen Berger has been a Director of Dresser, Inc. since November 2005. Mr. Berger is Chairman of Odyssey Investment Partners, LLC., one of our principal investors, and has served in that role since 1997. Mr. Berger served as a General Partner of Odyssey Partners, L.P., where he headed its private equity investing business, from 1993 to 1997. He currently serves on the Board of Directors of Dayton Superior Corporation, a construction metals manufacturer and distributor, and Pro Mach, Inc., a packaging equipment manufacturer. He previously served as a director of Velocita Corp, a broadband networks provider which filed for bankruptcy protection in 2002. Prior to joining Odyssey Partners, Mr. Berger was Executive Vice-President of GE Capital from 1990 to 1993, and was Chairman and Chief Executive Officer of Financial Guaranty Insurance Company, a wholly owned subsidiary of GE Capital. Mr. Berger served as Executive Director of the Port Authority of New York and New Jersey from 1985 to 1990. Mr. Berger was Chairman of the United States Railway Association and was appointed by President Carter to supervise, on behalf of the federal government, the restructuring of Conrail and its emergence from bankruptcy.

Bernard J. Duroc-Danner has been a Director of Dresser, Inc. since April 2001. Since July 1998, Mr. Duroc-Danner has been Chairman, President and Chief Executive Officer of Weatherford International, Ltd., an oilfield services company. He currently serves as a Director of Parker Drilling Company, Cal Dive International, Universal Corporation, Weatherford International, Ltd., an oilfield services company, and London Merchant Securities. Prior to Weatherford’s merger with EVI, Inc., Mr. Duroc-Danner was the President and Chief Executive Officer of EVI, Inc. In prior years, Mr. Duroc-Danner held positions at Arthur D. Little and Mobil Oil, Inc. (now ExxonMobil).

Ben A. Guill has been a Director of Dresser, Inc. since April 2001. Mr. Guill is President of First Reserve Corporation and joined that firm in 1998. Prior to joining First Reserve, Mr. Guill spent 18 years with Simmons & Company International, an investment banking firm, where he served as Managing Director and Co-Head of Investment Banking. Prior to that time he held positions with Blyth Eastman Dillon & Company. Mr. Guill is a Director and member of the Compensation Committee of National-Oilwell, Inc., Superior Energy Services, Inc. and T-3 Energy Services, Inc. He is also a director of Quanta Services, Inc.

Muzzafar Mirza has been a Director of Dresser, Inc. since April 2001. Mr. Mirza was one of the founders of, and has been a Managing Principal with, Odyssey since 1997. Mr. Mirza also was a Principal in the private equity investing group at Odyssey Partners from 1993 to 1997. Prior to joining Odyssey Partners, Mr. Mirza was head of merchant banking at GE Capital Corp., where he was responsible for cash flow lending and investing. Mr. Mirza spent five years at Marine Midland Bank and was a member of the bank’s first LBO finance group.

William E. Macaulay has been a Director of Dresser, Inc. since April 2001. Mr. Macaulay is the Chairman and Chief Executive Officer of First Reserve Corporation and has been with that firm since 1983. Prior to joining First Reserve in 1983, Mr. Macaulay was a co-founder of Meridien Capital Company, a private equity buyout firm. From 1972 to 1982, Mr. Macaulay was with Oppenheimer & Co., Inc., where he served as Director of Corporate Finance, with responsibility for investing Oppenheimer’s capital in private equity transactions, as a

General Partner and member of the Management Committee of Oppenheimer & Co., as well as President of Oppenheimer Energy Corporation. Mr. Macaulay is currently a Director of Weatherford International, Ltd., National-Oilwell, Inc. and Alpha Natural Resources, Inc., a coal company. He is Chairman of Foundation Coal Holdings, Inc., a coal company. Since October 2004, Mr. Macaulay has been Chairman of the Board of Dresser-Rand Group Inc., a global supplier of rotating equipment solutions to the worldwide oil, gas, petrochemical and process industries.

Gary L. Rosenthal has been a Director of Dresser, Inc. since April 2001. Mr. Rosenthal is a principal of The Sterling Group, Inc., a private equity investment firm, and a co-founder and President of Heaney Rosenthal Inc., a private investment company, from October 1994 to December 2004. From July 1998 to September 2000, Mr. Rosenthal also served as Chairman of the Board and Chief Executive Officer of AXIA Incorporated, a diversified manufacturing company, and until May 2001 as President. In prior years, Mr. Rosenthal served as Chairman and then President and Chief Executive Officer of Wheatley TXT Corp., as a Senior Vice President of Cain Chemical Inc., and as a partner in The Sterling Group, Inc. He currently serves as a Director of Oil States International, Inc. and previously served as non-executive Chairman of the Board of HydroChem Holdings, Inc. from August 2003 to December 2004.

Mark T. Schwetschenau was appointed to Dresser, Inc.’s Board of Directors and designated as a member of the Audit Committee in May 2005. Mr. Schwetschenau is Senior Vice President and Controller of Navistar International Corporation, the parent company for International Truck and Engine Corporation, a manufacturer of commercial trucks and mid-range diesel engines. Previously, he was Vice President and Controller of the same company since 1998. From 1997 to 1998, he was Vice President and General Controller of Borden, Inc., an international food and chemical business, and from 1987 to 1997, he held a number of positions with the Quaker Oats Company, including Vice President, Finance of the Quaker Foods Division.

Thomas J. Sikorski has been a Director of Dresser, Inc. since May 2002. Mr. Sikorski is a Managing Director of First Reserve Corporation and joined that firm in April 2002. Prior to joining First Reserve, Mr. Sikorski was a co-founder and Partner of Windward Capital, a New York-based private equity firm, from 1994 to 2002. He was a Director at MetLife Private Equity Investments and a Vice President in the CSFB Private Equity Group. Mr. Sikorski is a director of Aquilex Services, Inc. and Dresser-Rand Group, Inc.

Thomas M. Stemlar was appointed to Dresser, Inc.’s Board of Directors and designated as a member of the Company’s Audit Committee in August 2005. Mr. Stemlar joined Andersen Worldwide, S.C. (Arthur Andersen) in 1961 and was a partner from 1972 until his retirement in 1996. His responsibilities while an Andersen partner included serving as director of the corporate governance and audit committee professional practice and as director of the worldwide accounting and audit quality assurance oversight and professional education programs. From 1998 to 2000 he served as staff to an SEC-initiated panel to study the effectiveness of the auditing profession in the United States. Mr. Stemlar has been a member of the Blue Ribbon Commission on Audit Committees of the National Association of Corporate Directors and also served from 1997 to 2004 as a member of the Quality Control Inquiry Committee of the American Institute of Certified Public Accountants. He currently serves on the Board of Directors of Fresh Brands, Inc. and Ministry Healthcare Corporation, a not-for-profit multi-hospital system in Wisconsin.

Committees of the Board of Directors

Our Board of Directors currently has an Audit Committee, Compensation Committee, Executive Committee and Nominating and Corporate Governance Committee.

Audit Committee

The current members of the Audit Committee are Messrs. Rosenthal, Schwetschenau and Stemlar. Each of the Audit Committee members is an independent director. Mr. Stemlar is Chairman of the Audit Committee, and each member has been designated by the Board as a financial expert.

The Audit Committee is responsible for, among other things, (1) the appointment, compensation, oversight and retention of our independent auditor; (2) approving the engagement of our independent auditor; (3) reviewing the independence and qualifications of our independent auditor; (4) approving the overall scope of our audit; (5) reviewing with the independent auditor any audit difficulties and management’s responses; (6) reviewing our annual and quarterly financial statements; (7) discussing with our independent auditor the adequacy and effectiveness of our accounting and financial controls; (8) discussing with our independent auditor any items included in any management letter or other report delivered by our independent auditor; (9) setting hiring policies for employees or former employees of our independent auditor; (10) discussing with management and our independent auditor certain related party transactions or regulatory matters; (11) discussing with our counsel certain legal matters brought to the attention of the Audit Committee; and (12) establishing procedures in connection with any complaints regarding accounting, internal controls or auditing matters.

Compensation Committee

The current members of the Compensation Committee are Messrs. Guill and Mirza. The Compensation Committee is responsible for, among other things, (1) reviewing our compensation policies; (2) reviewing and approving the compensation of our executive officers; (3) making recommendations to our Board of Directors with respect to employment and severance arrangements; (4) managing and reviewing bonus and long-term incentive compensation; (5) managing and reviewing director and officer insurance and indemnification matters; and (6) determining our policy with respect to change of control payments.

Executive Committee

The current members of our Executive Committee are Messrs. Murray, Macaulay and Berger. The Executive Committee has all powers and authority of our Board of Directors in the management of our business and affairs, except in respect of (1) approving or adopting, or recommending to stockholders, any action or matter expressly required by the Delaware General Corporation Law to be submitted to stockholders for approval and (2) adopting, amending or repealing any of our by-laws. We call the types of actions described in the preceding clauses (1) and (2) “full board matters.” Our Executive Committee has the power and authority to submit recommendations to the Board of Directors with respect to “full board matters” prior to the Board of Directors taking any action.

In addition, the scope of the Executive Committee will exclude those matters that The New York Stock Exchange or SEC rules require to be within the purview of independent directors or that is otherwise in conflict with such rules.

Nominating and Corporate Governance Committee

The current members of our Nominating and Corporate Governance Committee are Messrs. Macaulay and Duroc-Danner. The Nominating and Corporate Governance Committee oversees all aspects of our corporate governance functions and makes recommendations to our Board of Directors and assists our Board of Directors in determining the composition of our Board of Directors and its committees. Mr. Duroc-Danner is an independent director.

Compensation of Directors

Our four independent directors are compensated as follows:

•	A $36,000 annual retainer;

•	An additional $15,000 annual retainer for any independent director who is also the Chairman of the Audit Committee;

•	An additional $5,000 annual retainer for any independent director who is also the Chairman of the Board, Chairman of the Compensation Committee, Chairman of the Executive Committee, or Chairman of the Nominating and Corporate Governance Committee;

•	$4,000 per regular Board meeting attended, provided, however, that for each regular Board meeting in excess of six (6) during any calendar year, the fee shall be $1,000.

•	$4,000 per regular Board committee meeting attended as a member thereof; provided, however, that for each regular Board committee meeting in excess of six (6) during any calendar year, the fee shall be $1,000.

•	$1,000 for each special or telephonic meeting of the Board or any committee thereof attended.

•	An annual grant of options to purchase Class B common shares of Dresser, Ltd. The number of options to be granted shall be determined by dividing $80,000 by the most recent valuation of such shares recorded by First Reserve Corporation for purposes of its portfolio investments, which will be considered the fair market value of such shares and exercise price for such options.

Compensation is in the form of cash or Class B common shares of Dresser, Ltd., at the election of each independent director. The members of our Board of Directors are reimbursed for their out-of-pocket expenses.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. No executive officer of the Company served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, in which one of the executive officers of that corporation served on our Compensation Committee. None of our executive officers has served as a director of another corporation, in which one of the executive officers of that corporation served on our Compensation Committee. None of our executive officers has served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another corporation, in which one of the executive officers of that corporation served as a director of the Company.

Code of Conduct

We have adopted a code of conduct which contains legal, ethical and other obligations that apply to all of our officers and employees. In the event that we make any amendment to, or grant any waiver of, a provision of the code of conduct that applies to our principal executive officer or principal financial officer, we intend to disclose such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the 2004, 2003 and 2002 compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers during 2004. In addition, as required by SEC rules, we have provided the compensation information for Mr. Lamb who served as our Chief Executive Officer during 2004. We sometimes refer to these individuals as the “named executive officers.”

		Annual Compensation			Long-term Compensation	Other Compensation
	Year	Salary	Bonus(1)	Other Annual Compensation (2)	Awards	Payouts
Name and Principal Position					Securities Underlying Options (#)(3)	All Other Compensation (4)
Patrick M. Murray(5)	2004	$355,000	$44,958	$—	—	$3,595,733
Chief Executive Officer,	2003	$650,000	$97,500	$75,315	—	$49,685
Chairman of the Board,	2002	$500,000	$122,542	$147,364	—	$48,393
and Director

John P. Ryan	2004	$263,266	$158,850	$—	9,000	$30,526
President and Chief	2003	$241,133	$135,000	$—	—	$27,185
Operating Officer	2002	$203,280	$81,312	$—	—	$21,595

James A. Nattier	2004	$306,750	$63,651	$—	—	$19,157
Chief Financial Officer;	2003	$300,002	$45,000	$—	—	$21,475
Executive Vice President, Ethics and Compliance	2002	$220,008	$54,012	$—	—	$20,282

Andrew E. Graves (6)	2004	$357,875	$—	$—	70,000	$16,630
Former President - Flow Solutions	2003	$237,372	$52,500	$3,274	—	$6,420

John T. McKenna (7)	2004	$250,008	$82,600	$47,788	14,000	$9,172
President - Instruments

Steven G. Lamb (8)	2004	$664,628	$373,155	$106,149	200,000	$31,327
Former President and	2003	$650,000	$195,000	$85,070	—	$16,366
Chief Executive Officer	2002	$128,646	$355,000	$—	—	$0

(1)	Discretionary bonus payments with respect to 2004, were paid in November 2005.
(2)	For Mr. Lamb, in 2004, this column includes $46,360 in temporary living and personal travel expense, $25,808 in other perquisites and $33,981 in tax payments. For Mr. McKenna, in 2004, this column includes $29,408 in temporary living and personal travel expense and $18,380 in tax payments and other perquisites. The other named executive officers did not have perquisites and personal benefits in excess of reporting thresholds, but did receive tax reimbursements in the following amounts during 2004: Mr. Murray, $7,919; Mr. Ryan, $2,304; Mr. Nattier, $189; and Mr. Graves, $3,066.
(3)	Options were issued by Dresser, Ltd. on July 1, 2004.
(4)

All Other Compensation for 2004 includes: for Mr. Murray, $2,356,587 in benefits distributed from the Supplemental Executive Retirement Plan as a result of his retirement as Chief Executive Officer on April 30, 2004, $1,217,670 as an end-of-term payment that included salary and bonus payments that Mr. Murray would have been eligible for had he continued in his role as Chief Executive Officer to the end of his employment contract, $8,200 Company match in the qualified savings plan, $6,567 Company match in the non-qualified savings plan, and $6,709 in above-market earnings on deferred compensation; for Mr. Ryan, $12,253 in pension equalizer credit to the qualified savings plan, $8,200 in Company match to the qualified savings plan, $7,731 in Company match to the non-qualified savings plan, and $2,343 in above-market interest on deferred compensation; for Mr. Nattier, $8,200 in Company match in the qualified savings plan, $5,870 in Company match in the non-qualified savings plan, and $5,087 in above-market interest on deferred compensation; for Mr. Graves, $8,200 in Company match in the qualified savings plan,

$8,215 in company match in the non-qualified savings plan, and $215 in above-market interest on deferred compensation; for Mr. McKenna, $7,367 in Company match on the qualified savings plan, $1,800 in company match on the non-qualified savings plan, and $5 in above-market interest on deferred compensation; and for Mr. Lamb, $8,200 in Company match on the qualified savings plan, $22,285 in Company match on the non-qualified savings plan, and $842 in above-market interest on deferred compensation.

(5)	Mr. Murray served as Chief Executive Officer until April 30, 2004, at which time he became our non-employee Chairman of the Board. On December 20, 2004, he again became our Chief Executive Officer and was re-hired as an employee of Dresser, Inc. effective January 1, 2005. Mr. Murray’s salary represents actual 2004 earnings prior to retirement on April 30, 2004 of $271,667 and director’s compensation fees from May through December 2004 of $83,333.
(6)	Mr. Graves joined Dresser in April 2003. His 2003 salary represents actual 2003 earnings. Mr. Graves resigned from his position on May 15, 2005. See “Employment and Severance Agreements—Severance Agreement with Mr. Graves” below.
(7)	Mr. McKenna joined Dresser in January 2004. His salary represents actual 2004 earnings. Mr. McKenna’s 2004 bonus represents a signing bonus of $32,600 along with a guaranteed 2004 incentive bonus of $50,000.
(8)	Mr. Lamb joined Dresser in October 2002. His 2002 salary represents actual 2002 earnings. Mr. Lamb served as our President and Chief Executive Officer from May 1, 2004 through December 20, 2004. For the year ended December 31, 2004, Mr. Lamb received a retention bonus of $48,493 and an incentive bonus of $324,662. For the year ended December 31, 2003, Mr. Lamb received a retention bonus of $97,500 and a discretionary bonus of $97,500. The 2002 bonus for Mr. Lamb represents a signing bonus. See “Employment and Severance Agreement—Severance Arrangements with Mr. Lamb” for a description of Mr. Lamb’s employment agreement and the severance benefits he received upon his resignation. Per the severance agreement, Mr. Lamb received a lump-sum severance payment in the amount of $6.3 million, most of which is payable in 2005.

Option Grants in the Last Fiscal Year

This table sets forth the number of options to purchase Dresser, Ltd. Class B common shares granted below fair market value to the named executives during 2004. In satisfaction of the applicable SEC regulations, the table further sets forth the potential realizable value in the year of expiration for the stock options at an assumed annualized rate of stock price appreciation of 0%, 5% and 10% over the full term of the stock options. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall market conditions. There can be no assurances that the potential realizable values shown in this table will be achieved.

Name	# of Securities Underlying Options Granted	Percentage Of Total Options Granted to Employees in Fiscal Year(1)(2)	Exercise or Base Price ($Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					0%	5%	10%
Steven G. Lamb(3)	200,000	39%	40.00	October 2012	$5,000,000	$11,467,015	$20,621,375
Andrew E. Graves	70,000	14%	40.00	April 2013	$1,750,000	$4,188,516	$7,725,500
John T. McKenna	14,000	3%	40.00	January 2014	$350,000	$887,001	$1,693,019
John P. Ryan	9,000	2%	40.00	July 2014	$225,000	$592,903	$1,157,339

(1)	Options to purchase a total of 518,500 shares were granted to employees in 2004, 408,500 of which remained outstanding as of December 31, 2004.
(2)	As a result of the transaction in which Dresser, Ltd. became our indirect parent, option grants are to purchase shares of Dresser, Ltd. Class B common stock.
(3)	Upon Mr. Lamb’s resignation, he immediately vested in his options and forfeited 100,000 of his 200,000 options. See “Employment and Severance Agreements—Severance Arrangements With Mr. Lamb.”

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table shows aggregate exercises of options to purchase Dresser, Ltd. Class B common shares in the fiscal year ended December 31, 2004 by the executive officers named in the Summary Compensation Table.

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-end (Shares) (2)		Value of Unexercised In-the-Money Options at Fiscal Year-end (3)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven G. Lamb(4)	—	—	100,000	—	$2,500,000	$—
Patrick M. Murray	—	—	45,000	—	$1,125,000	$—
James A. Nattier	—	—	16,875	28,125	$421,875	$703,125
John P. Ryan	—	—	13,500	31,500	$337,500	$787,500
Andrew E. Graves(5)	—	—	7,000	63,000	$175,000	$1,575,000
John T. McKenna	—	—	—	14,000	$—	$350,000

(1)	Since no shares were acquired through exercise in 2004, no value was realized.
(2)	As a result of the transactions in which Dresser, Ltd. became our indirect parent, all awards outstanding under the Dresser 2001 Stock Incentive Plan as of July 3, 2002 were converted into awards under the Share Incentive Plan of Dresser, Ltd.
(3)	Value is calculated on the basis of the difference between the most recent valuation price per common share and the option exercise price of “in the money” options, multiplied by the number of “in the money” options.
(4)	Mr. Lamb had 200,000 options in Dresser Ltd. common shares. Upon his resignation, Mr. Lamb immediately vested in his options and forfeited 100,000 of his 200,000 options. See “Employment Agreements—Severance Arrangements with Mr. Lamb.”
(5)	Mr. Graves resigned his position in the second quarter of 2005.

Employment and Severance Agreements

We have entered into employment and/or severance agreements with certain of the executive officers named in the Summary Compensation Table.

Each of the employment agreements provides generally:

•	An annual base salary, which may be increased by our Board of Directors in its discretion.

•	The officer is entitled to participate in our annual incentive plan and in our various other employee benefit plans and arrangements that are applicable to senior officers. The Dresser, Inc. 2003 Incentive Plan provides cash payments based on a combination of financial and individual objectives established on an annual basis by our Compensation Committee. Incentive payments made to our executive officers are based on our performance as a whole, while incentive payments to business unit leaders are based on a combination of the performance of a specific business unit and our performance as a whole. Payments under the Dresser, Inc. 2003 Incentive Plan may be adjusted to reflect individual performance on such pre-established objectives.

•	If the officer is terminated without “cause,” or if he resigns for “employee cause” (each as defined in the respective employment agreements), he is entitled to receive certain severance benefits. Messrs. Nattier and Ryan will receive their incentive bonus and annual base salary for 24 months, and will continue their coverage under our medical, dental and life insurance programs for 24 months on the same basis as they were entitled to participate prior to termination. For Mr. Nattier, all unvested options will become immediately vested upon the date of termination and the restrictions will lapse on any previously awarded shares of restricted stock. For Mr. Ryan, all unvested options, other than performance based options, will become immediately vested upon the date of such termination and the restrictions will lapse on any previously awarded shares of restricted stock. Mr. Ryan will retain performance-based options for up to one year.

•	If the officer is terminated in anticipation of or within one year following a change in control, he is entitled to receive a change in control payment in addition to the health and welfare benefit continuation described above. Messrs. Nattier and Ryan will receive a change in control payment consisting of two times their base salary and two times their incentive bonus in a single lump sum. Mr. Nattier’s agreement also provides that if any payment made to him in connection with a change of control is subject to an excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then he will be paid an additional “gross up” payment sufficient to place him in the same after-tax position as he would have been had the excise tax not applied.

•	The officer has agreed not to compete with us for a specified period of time while receiving severance benefits. Mr. Nattier has agreed not to compete with us for two years following the termination of his employment. Mr. Ryan has agreed not to compete with us for one year following the termination of his employment.

Employment Agreement with Mr. Murray

Mr. Murray signed an employment agreement effective January 5, 2004, which superseded his prior employment agreement dated January 29, 2001. Under this agreement, he served as Chief Executive Officer and a member of the Board of Directors until April 30, 2004, with annual base compensation of $650,000. From May 1, 2004 through December 20, 2004 Mr. Murray served as a non-employee Chairman of the Board.

Mr. Murray retired as Chief Executive Officer on April 30, 2004, and pursuant to the terms of his employment agreement, he is entitled to (1) continue his health benefits through December 31, 2007, (2) receive a pro-rata bonus for 2004, (3) receive all unforfeited benefits under the Dresser, Inc. Senior Executives Deferred Compensation Plan, which will be paid in the form of Dresser, Ltd. Class B common shares valued in accordance with the Plan over a five year period, and (4) receive an “End of Term” bonus of $1,217,670. The “End of Term” severance payment includes salary and bonus payments that Mr. Murray would have received had he continued in his role as Chief Executive Officer for the duration of his employment contract. As of May 1, 2004, Mr. Murray’s remaining unvested time options became fully vested and he is entitled to exercise these vested options at any time until one year following his resignation or removal as Chairman of the Board.

Effective December 20, 2004, Mr. Murray again became our Chief Executive Officer. We entered into a new employment agreement with Mr. Murray, which provides for an annual base salary of $200,000 with annual bonus potential based on the achievement of performance goals established by the Board of Directors of up to 100% of his base salary. This base salary reflects an adjustment for the “End of Term” severance payment discussed above. We also have granted Mr. Murray 55,000 options to purchase Dresser, Ltd. Class B common shares with an exercise price of $65 per share, 50% of which are time options and 50% of which are performance options. The grant of options survives any termination of Mr. Murray’s employment except termination by us for cause or by Mr. Murray. We also have reinstated Mr. Murray into our Supplemental Executive Retirement Plan as of January 1, 2005. All fees that Mr. Murray would be eligible for in his role as a non-employee Chairman of the Board or director terminated as of December 31, 2004.

Employment Agreement with Mr. Ryan

Mr. Ryan’s employment agreement is dated January 29, 2001 and remains in effect for the duration of his employment. Mr. Ryan’s employment agreement may be terminated by either party, provided that Mr. Ryan must provide 30 days notice prior to termination. Mr. Ryan’s 2001 employment agreement provides for an annual base salary of $214,000. Since that time, his base salary has been regularly reviewed and increased as reflected on the Summary Compensation Table. Mr. Ryan is eligible for an annual incentive bonus, based on the achievement of performance goals established by the Board of Directors, of up to 100% of his base salary.

Effective December 20, 2004, Mr. Ryan became our President and Chief Operating Officer.

Effective January 1, 2005, we entered into an amendment to Mr. Ryan’s employment agreement which provides for a base salary increase to $400,000 per year. We also have granted Mr. Ryan 30,000 options to purchase Dresser, Ltd. Class B common shares with an exercise price of $65 per share, 50% of which are time options and 50% of which are performance options. All other provisions of Mr. Ryan’s employment agreement remain the same.

Employment Agreement with Mr. Nattier

Mr. Nattier’s employment agreement is dated January 5, 2004 and has an initial term of two years. Following the first anniversary, the agreement extends until 24 months notice of its termination is given. Mr. Nattier’s employment agreement provides for an annual base salary of $300,000. Effective January 1, 2005, Mr. Nattier’s base salary was increased to $350,000 per year. Mr. Nattier is eligible for an annual incentive bonus, based on the achievement of performance goals established by the Board of Directors, of up to 100% of his base salary.

Severance Arrangements with Mr. Lamb

Mr. Lamb entered into an employment agreement on October 8, 2002, which provided for an annual base salary of $650,000. The initial term of Mr. Lamb’s agreement was three years, and it was to extend thereafter until 24 months notice of its termination is given. Mr. Lamb served as our President and Chief Executive Officer from May 1, 2004 to December 20, 2004 when he resigned from his position.

On February 16, 2005, we signed a severance agreement with Mr. Lamb, pursuant to which we provided him the following, based upon his existing employment agreement:

•	A severance payment of cash in the amount of $3,891,001, which consists of 1) a lump sum payment under our Supplemental Executive Retirement Plan, 2) three years of salary and bonus, and 3) payment in lieu of participation in our 401(k) plan and tax and financial planning and other services.

•	Immediate vesting of the unvested portion of his 200,000 outstanding stock options.

•	Medical, life and long-term disability insurance benefits that are substantially similar to those which he was receiving immediately prior to his resignation until the earlier of three years or the date he becomes eligible to receive benefits under any plan or program of another employer.

Further, Mr. Lamb agreed to remain subject to the three year non-competition provisions of his existing employment agreement. Pursuant to the severance agreement, Mr. Lamb was also paid $2,500,000 in cash and forfeited 100,000 of his 200,000 vested stock options.

We also entered into a two-year consulting agreement pursuant to which Mr. Lamb agreed to provide services in connection with the business, litigation, corporate governance and other matters of which Mr. Lamb might have knowledge. In return, we agreed to pay Mr. Lamb $225,000 per year under this consulting agreement.

Mr. Lamb agreed to release us from any and all claims that he may have had at any time prior to, or as of, his resignation date. We agreed to release Mr. Lamb from any and all claims that we may have had at any time prior to, or as of, his resignation date.

As a result of the severance agreement, we have recorded approximately $4.3 million related to cash-based severance expense and approximately $5.1 million related to stock option expense. These charges are reflected in our financial statements for the fourth quarter of 2004. See “Item 8. Financial Statements, Note 15. Commitments and Contingencies.”

Severance Agreement with Mr. Graves

We entered into an employment agreement with Mr. Graves dated April 15, 2003, whereby he served as President, Dresser Flow Solutions at an annual salary of $350,000. His annual salary was subsequently raised to $360,500. He served in this capacity until May 15, 2005, when he resigned from his position.

We entered into a severance agreement with Mr. Graves dated May 15, 2005, pursuant to which we provided him the following, based upon his existing employment agreement:

•	Continued payment of base salary plus target bonus equal to 50% of his base salary for a period of 24 months.

•	A lump sum cash payment equal to $184,669, representing payment of target bonus earned through May 15, 2005 plus an immediate lump sum payment equal to the present value of his accrued SERP benefit.

•	Immediate vesting of the unvested portion of his 70,000 outstanding stock options.

•	Continued participation in the medical, dental, basic life insurance and 401(k) benefits plans, including associated non-qualified plans, for up to two years or earlier if he becomes a participant in a subsequent employer’s plan for similar benefits.

•	Reimbursement for two years of up to $5,000 per year for financial planning services and up to $360 per month for country club dues.

•	Reimbursement of relocation expenses not to exceed $20,000 and legal fees not exceed $2,500.

Further, Mr. Graves agreed to remain subject to the two-year non-competition provisions of his existing employment agreement.

Dresser, Ltd. Plans

With the recapitalization transaction, we had a Stock Incentive Plan, a Management Equity Purchase Plan, and Deferred Compensation Plans which provided for various forms of compensation in shares of Dresser common stock or otherwise in a form based on the value of Dresser common stock. Since Dresser, Ltd. became our indirect parent company, Dresser assigned its rights and obligations under the Stock Incentive Plan, the Management Equity Purchase Plan and the Deferred Compensation Plans to Dresser, Ltd., effective July 3, 2002.

Share Incentive Plan

The Share Incentive Plan of Dresser, Ltd. is the successor and continuation of the Stock Incentive Plan of Dresser, Inc.. This share plan permits the grant of a variety of equity based compensation awards, including non-qualified share options, incentive share options, restricted share awards, phantom shares, share appreciation rights and other rights with respect to our common shares. There are 1,070,000 Class B common shares authorized for issuance under the Share Incentive Plan (subject to adjustment for events such as share dividends, share splits, recapitalizations, mergers and reorganizations). Our employees, consultants and directors are eligible to receive awards under the Share Incentive Plan.

If an employee retires, is terminated for cause, or resigns (without good reason), then all unvested options are immediately terminated. Vested options are terminated at the end of the later of: (1) 60 days, or (2) the minimum time period the employee has to cause us to repurchase the vested shares at fair market value under the terms of his or her employment agreement if applicable and the Investor Rights Agreement. See “Item 13. Certain Relationships and Related Transactions.”

Common shares purchased or acquired under the share plan are generally subject to restrictions on transfer, repurchase rights, and other limitations set forth in the Investor Rights Agreement (or in an option agreement, shareholders’ agreement or other similar agreement that we may enter into with the share plan participant).

We determined in late 2003 that it was unlikely that certain options then outstanding would ever vest prior to the nine and one-half year vesting period and that such options did not effectively serve the Share Incentive Plan’s purpose of attracting, motivating and retaining option holders. As a result, in July 2004, we began offering the option holders the opportunity to turn in their existing options for replacement (typically fewer) options that were a combination of time-based and performance options with modified performance goals that management believed were more appropriate (and which generally increase the likelihood that the performance options will vest prior to the nine and one-half year outside vesting date). This program ended on August 23, 2004, with all of the option holders agreeing to participate in the program.

The replacement time-based options and performance options issued in the exchange were deemed to have begun vesting on the date the original options were issued, and the expiration date of the replacement options was the same as the original options. In addition, the exercise price for the replacement options was the same as the exercise price of the original options, and the other terms and conditions of the options generally are the same as the original options. Thus, the only material changes to the form of the options are in the vesting provisions. As a result of this program, none of the prior options are outstanding, and, as of December 31, 2004, there were a total of 460,037 time-based options and 298,125 performance options outstanding.

Management Equity Purchase Plan

The Management Equity Purchase Plan of Dresser, Ltd. is the successor and continuation of the Dresser, Inc. Management Equity Purchase Plan.

The Management Equity Purchase Plan provides for certain of our employees, directors and consultants to purchase common shares of Dresser, Ltd. Up to 87,500 Class A common shares and up to 762,523 Class B common shares, may be purchased under the plan.

All purchases as of July 3, 2002 under the Dresser, Inc. Management Equity Purchase Plan were converted into purchases under the successor plan. No awards under the Management Equity Purchase Plan or the successor plan have been granted subsequent to July 30, 2001.

The Board of Directors of Dresser Ltd., (or a committee of the Board authorized to administer the plan) may authorize certain of our employees, directors and consultants to purchase common shares under the plan. Each purchaser would be required to enter into a subscription agreement which will set forth certain terms related to the purchase and sale of common shares, including the number of common shares that a purchaser elects to purchase, the date on which the purchase will take place and the purchase price per share of the common shares.

Each purchaser would also enter into the Investor Rights Agreement upon the purchase of the common shares under the plan (unless the purchaser is already a party thereto), which sets forth certain terms and conditions relating to the resale of the common shares, including restrictions on a participant’s ability to transfer the common shares to third parties, rules relating to our repurchase of the common shares following a participant’s termination of employment, and terms of a participant’s inclusion in sales of common shares to third parties. See “Item 13. Certain Relationships and Related Transactions—Investor Rights Agreement.”

Deferred Compensation Plans

We adopted the Dresser, Inc. Senior Executives’ Deferred Compensation Plan and the Dresser, Inc. Management Deferred Compensation Plan effective as of April 10, 2001. These plans were assumed by Dresser

Ltd. in July 2002 and were amended such that references to Dresser, Inc. shares now refer to Dresser, Ltd. shares. The deferred compensation plans are non-qualified plans that allow certain of our employees to elect to defer salary or other compensation. In connection with the establishment of such plans, liabilities from certain Halliburton deferred compensation plans and supplemental executive retirement plans, and certain existing Dresser deferred compensation plans, were transferred to the newly established plans. In addition, certain of our employees who were eligible to receive retention bonuses, cash payments pursuant to Halliburton restricted stock, or other payments from Halliburton elected to defer the receipt of such payments under the deferred compensation plans. Amounts deferred under the deferred compensation plans are general liabilities of Dresser and are represented by bookkeeping accounts maintained on behalf of the participants. Participants are generally able to elect to have such accounts deemed to be invested either in share units that track the value of our common stock (based on First Reserve’s valuation, which was $40 per share at December 31, 2004 and increased to $65 per share at June 30, 2005.) or in an interest bearing account. Distributions shall generally be made from the deferred compensation plans to a participant over time following his or her retirement or other termination of employment. All the deferred compensation plans have been closed to deferrals and new participants since 2001.

Other Plans

In addition to the deferred compensation plans described above, we adopted the Dresser, Inc. Elective Deferral Plan, the ERISA Excess Benefit Plan for Dresser, Inc. and the Supplemental Plan for Dresser, Inc. as of April 10, 2001 for the benefit of certain of our employees.

The Elective Deferral Plan provided for the deferral of income for a small number of executives, and has been closed since 2001. The ERISA Excess Benefit and Supplemental Plans restore benefits that are limited by Internal Revenue Code regulations applicable to our qualified 401(k) savings plan.

Deferrals are credited in interest-bearing accounts, and distributions are made in cash following termination of employment. Our plans are non-qualified, unfunded plans that represent general liabilities.

Supplemental Executive Retirement Plan

The Dresser, Inc. Supplemental Executive Retirement Plan (SERP) is an unfunded non-qualified pension plan. Current participants include Messrs. Murray, Nattier and Ryan. The annual benefit provided is a percentage of a participant’s final average earnings (the average of a participant’s last five full years’ base salary plus earned bonus) multiplied by years of service, up to a 20 years maximum. Following is a table that illustrates the annual benefit provided under the SERP:

Supplemental Executive Retirement Plan Table

	Annual Benefits for Years of Service
5-Year Final Average Earnings	5 Years	10 Years	15 Years	20 Years
$200,000	$25,000	$50,000	$75,000	$100,000
400,000	50,000	100,000	150,000	200,000
600,000	75,000	150,000	225,000	300,000
800,000	100,000	200,000	300,000	400,000
1,000,000	125,000	250,000	375,000	500,000
1,200,000	150,000	300,000	450,000	600,000
1,400,000	175,000	350,000	525,000	700,000
1,600,000	200,000	400,000	600,000	800,000
1,800,000	225,000	450,000	675,000	900,000

The benefits above are expressed in the form of a single life annuity. Full, unreduced benefits are payable at age 65, or as early as age 60 on an actuarially reduced basis. Benefit payments are made in the form of a single lump sum. The benefit is offset by the value of qualified and non-qualified Company-funded retirement savings and pension plan benefits, including benefits earned under the Dresser, Inc. Consolidated Salaried Retirement Plan, which is a qualified defined benefit plan that has been frozen to new participants and benefit accruals since 1995. Mr. Ryan is the only participant in the SERP eligible for a benefit under this plan. The estimated value of Mr. Ryan’s frozen benefit under this plan is $11,058 per year beginning at age 65.

Benefit accruals begin on the later of the date of hire or attainment of age 40. Vesting generally occurs after five years of service, but may be accelerated in the event of death, disability, termination by us without cause, termination by the participant for cause, or a change in control.

Mr. Murray received a SERP distribution of $2,356,587 as a result of his retirement from Dresser, Inc. on April 30, 2004. Upon his re-employement, he was reinstated as a participant in the SERP for future service only. He currently has zero years of credited service; Mr. Nattier, three years; and Mr. Ryan, thirteen years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Dresser, Ltd., a Bermuda corporation, owns all of the shares of Dresser Holdings, Ltd., a Bermuda corporation, and its address is Claredon House, 2 Church Street, Hamilton HM 11, Bermuda. Dresser Holdings, Ltd. owns all of the shares of Dresser Holdings, Inc., a Delaware corporation, and its address is Claredon House, 2 Church Street Hamilton HM 11, Bermuda. Dresser Holdings, Inc. owns all of the common shares of Dresser, Inc. and its address is 15455 Dallas Parkway, Suite 1100, Addison, TX 75001.

The following table sets forth certain information as of November 15, 2005, regarding the beneficial ownership of the shares of Dresser, Ltd. with respect to each person who is a beneficial owner of more than 5% of the outstanding shares of Dresser, Ltd. and beneficial ownership of the shares of Dresser, Ltd. by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group.

	Class A Shares		Non-voting Class B Shares
Name and Address of Beneficial Owner	# of Shares	% of Class of Shares Outstanding	# of Shares	% of Class of Shares Outstanding
DEG Acquisitions, LLC(1) c/o First Reserve Corporation 411 West Putnam, Suite 109 Greenwich, CT 06830	9,700,000	92.8%	550,000	48.3%
First Reserve Affiliates(2) 411 W. Putnam Avenue Suite 109 Greenwich, CT 06830	—	*	392,275	34.5%
Halliburton Energy Services, Inc. c/o Halliburton Company 4100 Clinton Drive P.O. Box 3 Houston, TX 77020-6299	537,408	5.1%	—	*
Patrick M. Murray(3)	—	*	53,703	4.6%
Steven G. Lamb	—	*	100,000	8.1%
James A. Nattier	—	*	21,375	1.8%
Andrew E. Graves	—	*	70,000	5.8%
John T. McKenna	—	*	2,800	*
John P. Ryan	890	*	20,060	1.7%
William E. Macaulay(4)	—	*	49,789	4.4%
Stephen Berger	—	*	—	*
Bernard J. Duroc-Danner(5)	8,000	*	5,938	*
Ben A. Guill	—	*	—	*
Muzzafar Mirza	—	*	—	*
Gary L. Rosenthal	2,650	*	5,938	*
Mark T. Schwetschenau	—	*	—	*
Thomas J. Sikorski	—	*	—	*
Thomas M. Stemlar	—	*	—	*
All directors and executive officers as a Group (17 persons)	11,963	*	183,230	14.6%

To calculate a shareholder’s percentage of beneficial ownership, we must include in the numerator and denominator those shares underlying options beneficially owned by that shareholder that have vested or will vest within 60 days of November 15, 2005. Options held by other shareholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our shareholders may differ.

*	Signifies less than 1%. Also, does not include shares held by DEG Acquisitions, LLC, which could be attributed to certain of these individuals.
(1)	75% of the equity interests in DEG Acquisitions, LLC are held by First Reserve Corporation and its affiliates and co-investors, and 25% are held by Odyssey Investment Partners, LLC and its affiliates and co-investors.
(2)	Consists of shares held by First Reserve Fund VI, Limited Partnership, First Reserve Fund VII, Limited Partnership and First Reserve Fund VIII, L.P.

(3)	Does not include a total of 46,423 non-voting class B shares Mr. Murray is entitled to receive as deferred compensation during 2006, 2007, 2008 and 2009. The actual number of shares to be issued will be reduced for any required tax withholding.
(4)	Includes 46,789 non-voting class B shares held by Robert A. Albrecht, Trustee for the Macaulay Family 2000 Trust, 1,500 non-voting Class B shares held by Anne R. Macaulay Trust-1 and 1,500 non-voting class B shares held by Elizabeth R. Macaulay Trust-1.
(5)	Includes 5,000 class A shares held by Duroc-Danner Family Investments L.P. and 2,750 class A shares held by Consuelo Duroc-Danner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tatum Partners, LLP

On September 30, 2005, we waived a potential conflict of interest under our Code of Conduct relating to Robert D. Woltil, our Senior Vice President, Finance and Accounting. Since July 11, 2005, we have used Tatum Partners LLP to provide consulting services on a variety of accounting, information technology and other projects. Prior to his September 2005 appointment as an officer of the Company, Mr. Woltil was, and since his appointment continues to be, a general partner of Tatum Partners. As an officer of the Company, Mr. Woltil has confirmed that he receives no direct compensation from Tatum Partners for his services, is not required to perform work for any other Tatum Partners clients, and has no material rights or obligations with respect to the partnership other than a) an obligation to pay Tatum Partners an amount equal to 15% of his gain on any equity interest he may be granted by the Company, and b) his $5,000 capital account and the annual gain or loss on such amount. While Mr. Woltil’s responsibilities as an officer require him to interact with other Tatum partners assigned as consultants to the Company, he has indicated that he will recuse himself from all decisions that affect the business relationship between the Company and Tatum Partners, including the approval of payments, determination of rates, expansion or contraction of the level of service provided by the partnership, or other similar matters. All such decisions will be made by Patrick M. Murray, our Chief Executive Officer, or his designee.

Transition Agreements

On April 10, 2001, Halliburton executed a transition services agreement with us whereby Halliburton agreed to provide us with certain transition services. For the first nine months of the agreement, the services were provided at Halliburton’s cost, which we believe did not exceed the fair market value of those services. The services covered by this agreement included certain human resources and employee benefit administration services, information technology services and real estate support services at facilities that we shared with Halliburton. We obtained voice and fax services via the Halliburton software defined network through June 2004. During 2004, 2003 and 2002, we paid Halliburton approximately $0.4 million, $0.8 million and $1.2 million respectively, under this agreement.

Trademark Assignment And License Agreement

Pursuant to agreements with Halliburton, we own all right, title and interest in and to the marks “Dresser” and “Dresser and Design” and other trademarks and servicemarks in the U.S. and in various jurisdictions throughout the world. We granted back to Halliburton a non-exclusive license to use these marks during a transition period, which expired in April 2004. We have also granted back to Halliburton a perpetual, exclusive license to use the name “Dresser Industries” provided the name is not used in connection with raising capital, or the sale, promotion, design or manufacture of goods or services that would create market confusion affecting Dresser. We also granted to Halliburton the use of the name “Dresser Industries, Inc.” for use as a holding company name. In addition, we have agreed not to use the Dresser name for seven years in certain businesses where Halliburton operates.

Trademark Assignment

In October 2004, we agreed to license the “Dresser” name and mark to Dresser-Rand Group, Inc., owned by First Reserve, for a total of $5 million of consideration over a ten-year period. The agreement, which was approved by disinterested members of our Executive Committee, allows Dresser-Rand Group, Inc. world-wide, limited, nonexclusive, terminable license to use the “Dresser” name as part of any trade name, corporate name, domain name, trademark or service mark in connection with the Dresser-Rand business lines.

Sales and Receivables

During 2004, we had sales of approximately $5.9 million to Halliburton and its affiliates. Accounts receivable related to Halliburton and its affiliates totaled approximately $1.5 million at December 31, 2004. At December 31, 2004, we had no accounts receivable due from Halliburton operating units which entered into plans of bankruptcy during 2003.

Fees

We reimburse First Reserve and Odyssey for certain expenses incurred in connection with the ongoing ownership and management of Dresser. There were no reimbursed expenses during 2004. In each of 2002 and 2003, we paid First Reserve and Odyssey approximately $0.1 million for these expenses.

Additionally, in 2001, we paid First Reserve and Odyssey a $30.4 million fee for their assistance in evaluating, structuring and facilitating the recapitalization transaction.

Investor Rights Agreement

On April 10, 2001, we entered into an Investor Rights Agreement with DEG Acquisitions, LLC, Halliburton and certain existing and former employees who were also shareholders. In July 2002, we assigned our rights and obligations under the Investor Rights Agreement to Dresser, Ltd.

Under the terms of the Investor Rights Agreement, we agreed to register the shares of common stock owned by the parties to the agreement under the following circumstances:

•	Demand Rights. Upon written request from DEG Acquisitions, LLC or Halliburton, we will register shares of common stock specified in such request for resale under an appropriate registration statement filed and declared effective by the SEC. No demand may be made until 180 days after our initial public offering. DEG Acquisitions, LLC is entitled to six such requests, and Halliburton is entitled to one such request. We may defer a demand for registration by 90 days if our Board of Directors deems it to be materially detrimental for us to file a registration statement. We will only be able to make such a deferral twice in any 12-month period.

•	Piggyback Rights. If at any time we file a registration statement for the purposes of making a public offering of our common stock or register outstanding shares of common stock for resale on behalf of any of our stockholders, the parties to the Investor Rights Agreement may elect to include in such registration any shares of common stock they hold. If the offering is an underwritten offering, the managing underwriter may exclude all or a part of the shares if market factors dictate.

•	Lockup. In consideration of these registration rights, the parties to the agreement will agree not to sell their common stock for a period of 90 days following any exercise of the registration rights.

•	Termination. Our obligations to register the common stock of any of these stockholders will terminate with respect to such stockholder on the date on which all remaining shares of common stock can be sold in any single transaction in reliance on Rule 144 of the Securities Act.

•	Assignment. In addition to other provisions relating to assignment, the demand rights of DEG Acquisitions, LLC may be assigned to the members of DEG Acquisitions, LLC in connection with a liquidation (in full or in part) of DEG Acquisitions, LLC.

Repurchase of Employee Shares. If an employee who is a party to this agreement leaves for good reason, is terminated by us without cause, dies or suffers a permanent disability, then such employee will be permitted to cause us to repurchase their vested shares that they have held for at least six months at fair market value. If an employee retires, is terminated for cause, or resigns (without good reason), or leaves for the reasons enumerated in the prior sentence but fails to “put” their shares to us for repurchase, then we will have the right to repurchase their shares at fair market value (with a discount for minority ownership in the case of a retirement, termination by us for cause, or resignation without good reason).

Sponsor Rights Agreement

On April 10, 2001, we entered into a Sponsor Rights Agreement and in July 2002, we entered into a consent, amendment, assignment and assumption of the Dresser, Inc. Sponsor Rights Agreement. As a result of this agreement, Dresser assigned its rights and obligations under the Sponsor Rights Agreement to Dresser, Ltd. Dresser, Ltd. agreed to assume, perform, and discharge all of Dresser’s obligations under the Sponsor Right Agreement. The Sponsor Rights Agreement, among affiliates of First Reserve and Odyssey who hold all of the equity interests in DEG Acquisitions, LLC, provides that there will be a Board of Directors of Dresser, and subsequent to the amendment, Dresser Ltd., consisting initially of nine directors, five of whom will be designated by First Reserve, two of whom will be designated by Odyssey and two of whom will be members of our management. The Sponsor Rights Agreement also provides that unless at least one director nominated by each of First Reserve and Odyssey agrees, the Board of Directors will be prohibited from allowing us to take certain actions including incurring certain indebtedness, consummating certain acquisitions or asset dispositions, and making certain changes in our management. The Sponsor Rights Agreement also contains other customary provisions, including registration rights.

LVF S.p.A.

Pursuant to a purchase agreement dated November 7, 2003, between LVF Holding S.r.l. (our wholly-owned subsidiary) and the former managing director of LVF S.p.A., we sold the capital stock of LVF S.p.A., our wholly owned subsidiary, to its former managing director for a purchase price of approximately $24.0 million and the assumption of approximately $5.5 million in debt. The LVF S.p.A. transaction was consummated on December 16, 2003.

Redeemable Shares

In connection with our 2001 acquisition of Entech Industries, Inc. (“Entech”) from funds managed by First Reserve and the other Entech shareholders, our consideration included issuing shares of our common stock in exchange for each outstanding share of Entech common stock. At the time we purchased Entech, certain former Entech shareholders had a put right with respect to their 27,908 shares of Entech common stock, which we assumed by giving them a similar put right with respect to the shares of our common stock they received in the acquisition. This put right allowed them to require us to purchase their shares of our common stock at a purchase price of 107.49 British Pounds per share. In connection with the modification of our corporate structure in 2002, the shares subject to the put right became class A common shares of Dresser, Ltd. Due to Dresser, Ltd.’s having no substantive operations, the obligation relating to the put rights was reflected as mandatorily redeemable common stock in our financial statements. In April 2004, those former Entech stockholders exercised their put right of $5.5 million. To facilitate the repurchase of the shares, we established a loan to Dresser, Ltd. with which the shares were repurchased, which is reflected as contra-equity in our financial statements. Accordingly, the shares were transferred from mandatorily redeemable stock to additional paid in capital to reflect the settlement of the put rights. The advance to Dresser, Ltd. is to be reduced by proceeds received by us on behalf of Dresser, Ltd. from the escrow account (discussed below) or from the exercise of options to acquire Dresser, Ltd. common shares.

At the time of the Entech acquisition, the First Reserve funds invested in Entech and certain other Entech shareholders deposited into an escrow account shares of our common stock equal to the then aggregate value of certain known liabilities of Entech, including the value of the put right in excess of $40 per share, for us to use to satisfy those liabilities as they became due. In connection with the modification of our corporate structure in 2002, the shares deposited in the escrow account became common shares of Dresser, Ltd. Each First Reserve fund and the other two shareholders that deposited shares in the escrow account had the right to remove their shares from the escrow account upon substituting cash into the escrow account in an amount equal to $40 per share or a greater fair market value as determined by us, and either the shareholders or we could challenge the valuation used for any cash substitution. By December 31, 2004, the shares in the escrow account held by First Reserve funds and not previously used to satisfy other known Entech liabilities had been replaced with approximately $2.9 million in cash at a rate of $40 per share, which valuation was not challenged. The proceeds received from the escrow account were used to reduce the advance to Dresser, Ltd. The holders of the remaining 9,134 escrowed shares replaced their shares with approximately $0.3 million in cash in September 2004, which was also used to reduce the advance to Dresser, Ltd. We are now in the process of liquidating this escrow account. The difference between the amount we paid to the putting shareholders and the amount of funds in the escrow account at the time the put right was exercised, in excess of $40 per share repurchased, reflects the decreased value of the U.S. dollar against the British Pound since the closing of the Entech acquisition, when the dollar value of the put right and the other known liabilities addressed by the escrow account was estimated.

Cash received by us from the exercise of stock options in June 2004 totaled approximately $0.5 million and was used to reduce the advance to Dresser, Ltd., resulting in a loan receivable balance at December 31, 2004 of $1.6 million. The loan bears interest at LIBOR plus 2.75% and is payable on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Amount Billed (in thousands)
Description of Professional Service	2004	2003
Audit Fees—for professional services rendered by principal accountant for the audit of our annual financial statements and review of the financial statements in our Form 10-Q services in connection with statutory and regulatory filings.	$11,956.1	$5,301.0

Audit-Related Fees—for assurance and related services by the principal accountant that are reasonably related to the performance or review of our financial statements not reported as Audit Fees. These fees primarily involved mergers and acquisitions.	190.0	414.1

Tax Fees—for professional services rendered for tax planning and advice, tax compliance, tax advice and review of state and federal tax returns.	3,743.2	2,311.2

All Other Fees—for products and services other than Audit Fees, Audit-Related Fees and Tax Fees.	—	1.2

	$15,889.3	$8,027.5

Pre-Approval Policies

PwC may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by our Audit Committee. Each fiscal year, the Audit Committee negotiates and pre-approves the fee for the annual audit of our consolidated financial statements. Each fiscal year, the Audit Committee may also generally pre-approve certain audit services, audit-related services, tax services and other services. If services have not been generally pre-approved by the Audit Committee, they must be specifically pre-approved by the Audit Committee or, for certain delegated authority, the Chairman of the Audit Committee. The Audit Committee has delegated the following authority to its Chairman: (1) for pre-approval of any services proposed to be provided by the independent auditor and not generally pre-approved by the Audit Committee, up to $50,000 per category on the appendices of the pre-approval policy; (2) to increase any authorized maximum fees amount of generally pre-approved services set forth on the appendices to the pre- approval policy before we or any of our subsidiaries engage the independent auditor to perform services, up to the greater of 50% in excess of the maximum fees for that category or $50,000 per category; and (3) to investigate further the scope, necessity or advisability of any services as to which pre-approval is sought. The Audit Committee has not delegated to its Chairman the authority to approve (A) the independent auditor’s annual services engagement or amendments thereto, or (B) any tax services involving large and/or complex transactions. The Audit Committee has not delegated to management any of the Audit Committee’s responsibilities to pre-approve services performed by the Company’s independent auditor. Further, the pre-approval policy prohibits the independent auditor from providing (i) non-audit services that are prohibited by the SEC, or (ii) any services to any member of our management.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The index to the audited financial statements and the financial statement schedule is included on page F-1 of this report. The financial statements included herein at pages F-1 through F-71. The following financial statement schedule is included herein at page F-73

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and therefore have been omitted.

(b)	Exhibits to be filed with Dresser’s Annual Report on Form 10-K

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2.1	Agreement and Plan of Merger by and among Dresser, Inc., Dresser, Ltd. and Dresser Mergerco, Inc. (incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

2.2	Purchase and Sale Agreement among Dresser, Inc., DEG Italia S.p.A. and Nuovo Pignone S.p.A. dated as of May 21, 2004 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 18, 2004, File No. 333-60778)

2.3	Purchase Agreement, dated September 1, 2005, between Dresser and Cooper Cameron for the sale of Dresser’s On/Off valve business (incorporated by reference to Exhibit 2.1 to our Report on Form 8-K filed with the SEC on September 8, 2005, File No. 001-32372)

2.4	Amendment No. 1 to Purchase Agreement between Dresser, Inc. and Cooper Cameron Corporation (incorporated by reference to Exhibit 2.1 to our Report on Form 8-K with the SEC on December 2, 2005, File No. 001-32372)

2.5	Asset Purchase Agreement, dated September 2, 2005, between Dresser and Ashcroft for the sale of Dresser’s Instruments business (incorporated by reference to Exhibit 2.2 to our Report on Form 8-K filed with the SEC on September 8, 2005, File No. 001-32372)

2.6	Amendment No. 1 to Asset Purchase Agreement between Dresser, Inc. and Ashcroft Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Report on Form 8-K filed with the SEC on December 2, 2005, File No. 001-32372)

3.1	Restated Certificate of Incorporation of Dresser, Inc., (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 333-60778)

3.2	Amended and Restated Bylaws of Dresser, Inc. (incorporarted by reference to Exhibit 3.17 to our Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 333-60778)

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

4.1	Credit Agreement dated as of April 10, 2001 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, as Guarantor, the Subsidiary Guarantors, the Initial Lenders, the Initial Issuing Bank and Swing Line Bank, and Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Credit Suisse First Boston, as Joint Lead Arrangers, and UBS Warburg LLC and General Electric Capital Corporation, as Co-Document Agents (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.2	Amendment No. 1 to the Credit Agreement dated March 13, 2002 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, and the Lenders named therein (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.3	Amendment No. 2 to the Credit Agreement dated June 17, 2002 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, and the Lenders named therein (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.4	Amendment No. 3 to the Credit Agreement dated December 11, 2002 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.5	Amendment No. 4 and Waiver to the Credit Agreement dated March 31, 2003 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.6	Amendment No. 5 to the Credit Agreement dated June 30, 2003 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.7	Amendment No. 6 and Waiver to the Credit Agreement dated August 5, 2003 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.8	Amendment No. 7 and Waiver to the Credit Agreement dated March 1, 2004 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.12 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2004, File No. 333-60778)

4.9	Amendment No. 8 and Waiver under the Credit Agreement dated as of March 18, 2005 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, Dresser Holdings Inc., DEG Acquisitions, LLC, the Lenders named therein and Morgan Stanley Senior Funding Inc. as Administrative Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on March 24, 2005, File No. 001-32372)

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

4.10	Amendment No. 9 and Waiver under the Credit Agreement dated as of May 27, 2005 among Dresser, Inc., as U.S. Borrower, D.I. Luxembourg S.A.R.L., as Euro Borrower, Dresser Holding, Inc., DEG Acquisitions, LLC, the Lenders named therein and Morgan Stanley Senior Funding Inc. as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on June 1, 2005, File No. 001-32372)

4.11	Amendment No. 10 and Waiver under the Credit Agreement, among Dresser, Inc., D.I. Luxembourg S.A.R.L., DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on July 18, 2005, File No. 001-32372)

4.12	Amendment No. 11 and Waiver under the Credit Agreement, among Dresser, Inc., D.I. Luxembourg S.A.R.L., DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on October 4, 2005, File No. 001-32372).

4.13	Amendment No. 12 and Waiver under the Credit Agreement, among Dresser, Inc., D.I. Luxembourg S.A.R.L., DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Credit Agreement and the Lenders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on November 16, 2005, File No. 001-32372).

4.14	Senior Unsecured Term Loan Agreement dated as of March 1, 2004, among Dresser, Inc.,
D.I. Luxembourg S.A.R.L., Dresser Holdings, Inc., DEG Acquisitions, LLC, the Subsidiary Guarantors, Revolving Credit Lenders, Tranche C Term Lenders, Wells Fargo Texas, N.A., Morgan Stanley & Co. Incorporated and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2004, File No. 333-60778)

4.15	Consent and Waiver Under the Senior Unsecured Term Loan Agreement dated as of March 18, 2005 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 24, 2005, File No. 001-32372)

4.16	Second Consent and Waiver Under the Senior Unsecured Term Loan Agreement dated as of
May 27, 2005 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on June 1, 2005, File No. 001-32372)

4.17	Third Consent and Waiver under the Senior Unsecured Term Loan Agreement, dated July 14, 2005, among Dresser, Inc., D.I. Luxembourg S.A.R.L., DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Senior Unsecured Term Loan Agreement, and the Lenders named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on July 18, 2005, File No. 001-32372)

4.18	Fourth Consent and Waiver under the Senior Unsecured Term Loan Agreement, dated September 30, 2005, among Dresser, Inc., D.I. Luxembourg S.A.R.L., DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Senior Unsecured Term Loan Agreement, and the Lenders named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on October 4, 2005, File No. 001-32372).

4.19	Fifth Consent and Waiver under the Senior Unsecured Term Loan Agreement, dated November 14, 2005, among Dresser, Inc., D.I. Luxembourg S.A.R.L., DEG Acquisitions, LLC, Dresser Holdings, Inc., the Subsidiary Guarantors party to the Senior Unsecured Term Loan Agreement, and the Lenders named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on November 16, 2005, File No. 001-32372).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

4.20	Indenture, dated as of April 10, 2001, among Dresser, Inc., the Guarantors named therein and State Street Bank and Trust Corp, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4, filed with the SEC on March 11, 2001, File No. 333-60778)

4.21	First Supplemental Indenture dated as of June 4, 2001, among Dresser Entech, Inc., and Ring-O Valve, Incorporated, Dresser, Inc., the other Guarantors named in the Indenture dated as of April 10, 2001 and State Street Bank and Trust Company, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.12 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.22	Second Supplemental Indenture dated as of June 12, 2001, among LVF Holding Corporation, Dresser, Inc., the other Guarantors named in the Indenture dated as of April 10, 2001 and State Street Bank and Trust Company, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.13 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.23	Third Supplemental Indenture dated as of April 24, 2002, among Modern Acquisition, Inc., Dresser, Inc., the other Guarantors named in the Indenture dated as of April 10, 2001 and State Street Bank and Trust Company, as trustee, relating to the 9 3/8% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

*4.24	Fourth Supplemental Indenture dated as of December 4, 2003, among Dresser, Inc., the Guarantors named therein and U.S. Bank National Association, as successor trustee

*4.25	Fifth Supplemental Indenture dated as of December 19, 2005, among Dresser, Inc., the Guarantors named therein and U.S. Bank National Association, as successor trustee

4.26	Registration Rights Agreement dated April 10, 2001 among Dresser, Inc., the Guarantors named therein, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.27	Registration Rights Agreement dated March 20, 2002 among Dresser, Inc., the Guarantors named therein, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.28	Specimen Certificate of 9 3/8% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.29	Specimen Certificate of 9 3/8% Senior Subordinated Exchange Notes due 2011 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.30	Investor Rights Agreement dated April 10, 2001 by and among Dresser, Inc., DEG Acquisitions, LLC, Dresser Industries, Inc., and certain employees of the Company (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

4.31	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

4.32	Sponsor Rights Agreement dated April 10, 2001 by and among Dresser, Inc., DEG Acquisitions, LLC, First Reserve Fund VIII, LP, First Reserve Fund IX, L.P., Odyssey Investment Partners Fund, LP, Odyssey Co-investors, LLC and DI Co-investment, LLC

4.33	Consent, Amendment, Assignment and Assumption of the Dresser, Inc. Sponsor Rights Agreement (incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.1	Amended and Restated Agreement and Plan of Recapitalization dated as of April 10, 2001 among Halliburton Company and DEG Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.2	Trademark Assignment and License Agreement dated April 10, 2001 by and between Halliburton Company and Dresser, Inc. (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.3	Trademark License Agreement dated April 10, 2001 by and between Halliburton Company and Dresser, Inc. (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.4	Income Tax Sharing Agreement dated April 10, 2001 by and between DEG Acquisitions, LLC and Dresser, Inc. (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.5	Dresser, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

*10.6	Dresser, Inc. 2003 Incentive Plan

*10.7	Amended and Restated Dresser, Ltd. Share Incentive Plan

10.8	Dresser, Inc. 2001 Management Equity Purchase Plan (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.9	Dresser, Inc. Senior Executives’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.10	Dresser, Inc. Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.11	ERISA Excess Benefit Plan for Dresser, Inc. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.12	Supplemental Executive Retirement Plan of Dresser Industries, Inc., restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1, filed with the SEC on September 3, 2004, Registration No. 333-118800)

*10.13	Supplemental Plan for Dresser, Inc.

*10.14	Dresser, Inc. Elective Deferral Plan

10.15	Employment Agreement dated May 25, 2005 between Dresser and Patrick M. Murray (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 1, 2005, File No. 001-32372)

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.16	Executive Employment Agreement dated January 29, 2001 between Dresser and John P. Ryan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.17	Amendment No. 1 to Executive Employment Agreement, dated May 26, 2005, between Dresser and John P. Ryan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 1, 2005, File No. 001-32372)

10.18	Executive Employment Agreement, dated January 5, 2004 between Dresser and James A. Nattier (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2004, File No. 333-60778)

10.19	Executive Employment Agreement and Exhibit dated October 8, 2002 between Dresser and Steven G. Lamb (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

10.20	Severance Agreement and Release of Claims between Dresser, Ltd., Dresser, Inc. and Steven G. Lamb, dated February 16, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 22, 2005, File No. 001-32372)

10.21	Executive Employment Agreement dated April 14, 2003 between Dresser and Andrew E. Graves (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on December 12, 2003, File No. 333-60778)

*10.22	Severance Agreement and Release of Claims among Dresser, Ltd., Dresser, Inc. and Andrew E. Graves

10.23	Share Purchase Agreement dated November 7, 2003, between LVF Holding S.r.l. and Gianluigi. Belotti (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2003, File No. 333-60778)

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Conduct of Dresser, Inc. (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2004, File No. 333-60778)

*14.2	Code of Conduct of Dresser, Inc., to become effective as of January 1, 2006

*21.1	List of Subsidiaries

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated: December 20, 2005

By:	/S/ PATRICK M. MURRAY
Patrick M. Murray Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ PATRICK M. MURRAY Patrick M. Murray	Chief Executive Officer and Chairman of the Board	December 20, 2005

/S/ JAMES A. NATTIER James A. Nattier	Executive Vice President and Chief Financial Officer	December 20, 2005

/S/ THOMAS J. KANUK Thomas J. Kanuk	Corporate Controller and Chief Accounting Officer	December 20, 2005

/S/ WILLIAM E. MACAULAY William E. Macaulay	Director	December 20, 2005

/S/ STEPHEN BERGER Stephen Berger	Director	December 20, 2005

/S/ BERNARD J. DUROC-DANNER Bernard J. Duroc-Danner	Director	December 20, 2005

/S/ BEN A. GUILL Ben A. Guill	Director	December 20, 2005

/S/ MUZZAFAR MIRZA Muzzafar Mirza	Director	December 20, 2005

/S/ GARY L. ROSENTHAL Gary L. Rosenthal	Director	December 20, 2005

/S/ MARK T. SCHWETSCHENAU Mark T. Schwetschenau	Director	December 20, 2005

/S/ THOMAS J. SIKORSKI Thomas J. Sikorski	Director	December 20, 2005

/S/ THOMAS M. STEMLAR Thomas M. Stemlar	Director	December 20, 2005

DRESSER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dresser, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Dresser, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” on January 1, 2004.

/s/    PricewaterhouseCoopers LLP

Dallas, Texas

December 21, 2005

DRESSER, INC.

Consolidated Balance Sheets

(in millions, except share information)

	December 31,
	2004	2003 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$98.6	$149.0
Accounts receivable, net of allowance for doubtful accounts of $15.6 and $15.4	439.5	276.4
Notes receivable	3.1	4.4
Inventories	327.8	280.2
Other current assets	37.2	21.3

Total current assets	906.2	731.3
Property, plant and equipment, net	240.6	208.1
Investments in unconsolidated subsidiaries	9.3	7.1
Goodwill	358.2	315.2
Other assets	149.9	142.8

Total assets	$1,664.2	$1,404.5

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$312.0	$198.3
Notes payable	10.7	2.9
Current maturities of long-term debt	3.2	2.7
Accrued payroll and other compensation	60.6	48.2
Deferred revenue	32.2	26.0
Other accrued expenses	126.9	117.5

Total current liabilities	545.6	395.6
Pension and other retiree benefit obligations	343.7	339.9
Long-term debt, net of current maturities	1,061.8	941.4
Other liabilities	29.3	25.3

Total liabilities	1,980.4	1,702.2
Commitments and contingencies	—	—
Minority interest	3.5	0.4
Mandatorily redeemable common stock of Dresser, Ltd.	6.7	12.4

Shareholders’ deficit:
Common stock $0.01 par value; issued and outstanding: 1,000 shares	—	—
Additional paid in capital	455.7	443.6
Loan to Dresser, Ltd.	(1.6)	—
Dividends in excess of net book value	(605.6)	(605.6)
Accumulated deficit	(158.5)	(94.6)
Accumulated other comprehensive loss
Unrealized gain on derivatives, net	2.5	3.5
Cumulative foreign currency translation	70.1	27.7
Minimum pension liability	(89.0)	(85.1)

Total accumulated other comprehensive loss	(16.4)	(53.9)

Total shareholders’ deficit	(326.4)	(310.5)

Total liabilities and shareholders’ deficit	$1,664.2	$1,404.5

See accompanying notes to consolidated financial statements

DRESSER, INC.

Consolidated Statements of Operations

(in millions except share and per share amounts)

	Year Ended December 31
	2004	2003 (Restated)	2002 (Restated)
Revenues	$1,991.7	$1,661.1	$1,590.4
Cost of revenues	1,440.6	1,225.2	1,163.6

Gross profit	551.1	435.9	426.8
Selling, engineering, administrative and general expenses	454.1	382.3	341.8
Impairment of goodwill	63.8	—	—

Operating income	33.2	53.6	85.0
Interest expense	(91.1)	(85.5)	(95.3)
Interest income	1.3	2.9	2.7
Other income (expense), net	1.2	6.2	7.8

Income (loss) before income taxes	(55.4)	(22.8)	0.2
Provision for income taxes	(11.7)	(17.4)	(14.0)

Income (loss) before equity interests	(67.1)	(40.2)	(13.8)
Equity in earnings of unconsolidated subsidiaries	3.9	2.3	3.0
Minority owner’s share of consolidated subsidiaries	(0.7)	—	—

Net income (loss)	$(63.9)	$(37.9)	$(10.8)

Basic and diluted net income (loss) per share	$(63,900)	$(37,900)	$(10,800)

Basic and diluted weighted average shares outstanding	1,000	1,000	997

See accompanying notes to consolidated financial statements

DRESSER, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

(in millions, except share amounts)

	Common Stock Number Of Shares	Class A Number Of Shares	Class B Number Of Shares	Additional Paid in Capital	Loan to Dresser, Ltd.	Dividends in Excess of Net Book Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of January 1, 2002-Restated	—	10,410,089	790,744	$436.1	—	$(605.6)	$(45.9)	$(87.6)	$(303.0)
Issuance of shares for acquisitions	—	—	250,000	10.0	—	—	—	—	10.0
Issuance of shares to directors	—	875	—	—	—	—	—	—	—
Retirement of shares	—	(7,017)	(48,680)	(2.2)	—	—	—	—	(2.2)
Corporate reorganization	1,000	(10,403,947)	(992,064)	—	—	—	—	—	—
Redeemable stock	—	—	—	(0.1)	—	—	—	—	(0.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	27.8	27.8
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	—	3.6	3.6
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(28.7)	(28.7)
Net loss	—	—	—	—	—	—	(10.8)	—	(10.8)

Comprehensive loss	—	—	—	—	—	—	(10.8)	2.7	(8.1)

Balances as of December 31, 2002-Restated	1,000	—	—	443.8	—	(605.6)	(56.7)	(84.9)	(303.4)
Issuance of shares related to severance obligations	—	—	—	0.3	—	—	—	—	0.3
Redeemable stock	—	—	—	(0.5)	—	—	—	—	(0.5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	47.5	47.5
Unrealized gain on derivatives	—	—	—	—	—	—	—	2.4	2.4
Minimum pension liability	—	—	—	—	—	—	—	(18.9)	(18.9)
Net loss	—	—	—	—	—	—	(37.9)	—	(37.9)

Comprehensive loss	—	—	—	—	—	—	(37.9)	31.0	(6.9)

Balances as of December 31, 2003-Restated	1,000	—	—	443.6	—	(605.6)	(94.6)	(53.9)	(310.5)
Stock option expense	—	—	—	9.0	—	—	—	—	9.0
Reclassification of put rights to other accrued liabilities	—	—	—	(2.5)	—	—	—	—	(2.5)
Contribution of shares to Dresser, Ltd.	—	—	—	—	(5.0)	—	—	—	(5.0)
Exercise of Dresser, Ltd. stock option	—	—	—		0.5	—	—	—	0.5
Reclassification from mandatorily redeemable common stock shares	—	—	—	5.6	—	—	—	—	5.6
Proceeds from escrow	—	—	—		2.9	—	—	—	2.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	42.4	42.4
Unrealized gain on derivatives	—	—	—	—	—	—	—	(1.0)	(1.0)
Minimum pension liability	—	—	—	—	—	—	—	(3.9)	(3.9)
Net loss	—	—	—	—	—	—	(63.9)	—	(63.9)

Comprehensive loss	—	—	—	—	—	—	(63.4)	37.5	(26.4)

Balances as of December 31, 2004	1,000	—	—	$455.7	$(1.6)	$(605.6)	$(158.5)	$(16.4)	$(326.4)

See accompanying notes to consolidated financial statement.

DRESSER, INC.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
Cash flows from operating activities:
Net income (loss)	$(63.9)	$(37.9)	$(10.8)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities, net of effects for acquisitions of businesses:
Depreciation and amortization	48.8	44.0	43.3
Equity in earnings of unconsolidated subsidiaries	(3.9)	(2.3)	(3.0)
Loss on repayment of debt	11.6	1.1	10.1
Bad debt expense	3.2	5.9	4.2
Excess and obsolete inventory expense	19.5	7.9	6.3
Equity compensation	9.0	—	—
(Gain) loss on foreign currency exchange	0.8	(16.1)	(7.8)
Amortization of deferred financing fees and bond premium	4.7	5.6	6.0
Impairment of assets	63.8	5.6	1.6
Loss on sale of subsidiary	—	4.7	—
Gain on sale of assets	(5.6)	—	—
Deferred income taxes	(4.2)	0.3	(0.7)
Changes in operating assets and liabilities, net of acquisitions of businesses
Accounts receivable	(88.2)	(8.4)	60.7
Inventories	(18.5)	25.7	47.8
Accounts payable	55.1	18.3	(16.6)
Accrued expenses	2.2	32.7	(12.7)
Pension and other retiree benefit obligations	(6.7)	(1.0)	5.7
Deferred revenue	6.0	(1.2)	6.1
Other	(0.7)	(9.1)	(3.9)

Net cash provided by operating activities	33.0	75.8	136.3

Cash flows from investing activities:
Acquisition of businesses	(167.5)	(15.4)	(21.4)
Capital expenditures	(50.8)	(30.8)	(15.2)
Proceeds from sale of assets	7.7	—	—
Proceeds from sale of business	—	24.0	—
Changes in restricted cash	—	9.6	(10.3)
Other	0.9	1.8	—

Net cash used in investing activities	(209.7)	(10.8)	(46.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	172.4	—	256.3
Repayment of long-term debt (including current portion)	(57.6)	(24.1)	(313.9)
Net change in short-term notes payable	8.0	(12.9)	(24.0)
Payment of deferred financing fees	—	(3.5)	(7.9)
Proceeds from the issuance of stock	—	—	10.0
Purchase of Dresser, Ltd. shares, net of proceeds from escrow and exercise of stock options	(1.6)	—	—

Net cash provided by (used in) financing activities	121.2	(40.5)	(79.5)

Effect of translation adjustment on cash	5.1	9.0	3.9

Net increase (decrease) in cash and cash equivalents	(50.4)	33.5	13.8
Cash and cash equivalents, beginning of year	149.0	115.5	101.7

Cash and cash equivalents, end of year	$98.6	$149.0	$115.5

Supplemental disclosure of cash flow information (See Note 10):
Cash payments during the period for:
Interest	$76.5	$82.1	$77.6
Income taxes	$18.4	$16.9	$21.9

See accompanying notes to consolidated financial statements.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Dresser, Inc. was originally incorporated in 1998 under the laws of the state of Delaware, as Dresser Equipment Group, Inc. The certificate of incorporation was amended and restated on April 9, 2001 with our present name. As used in this report, the terms “we,” “our,” “us” “Dresser” and the “Company” refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

In January 2001, Halliburton Company (“Halliburton”), together with its wholly-owned subsidiary Dresser B.V., signed an Agreement and Plan of Recapitalization with DEG Acquisitions, LLC, an entity owned by affiliates of First Reserve Corporation (“First Reserve”) and Odyssey Investment Partners, LLC (“Odyssey”), to effect the recapitalization of its businesses relating to, among other things, the design, manufacture and marketing of flow control, measurement systems and compression and power systems for domestic and international customers primarily in the energy industry. In connection with the recapitalization in April 2001, we paid Halliburton $1,296.3 million to redeem our common equity and acquire the stock of certain foreign subsidiaries from Dresser B.V. The recapitalization transaction and related expenses were financed through the issuance of $300 million of senior subordinated notes, $720 million of borrowings under our credit facility and approximately $400 million of common equity contributed by DEG Acquisitions, LLC. Halliburton retained an approximate 5.1% voting interest as part of the recapitalization transaction.

In accordance with the recapitalization agreement, we assumed certain liabilities from Halliburton primarily related to employees’ participation in Halliburton’s retirement and postretirement benefit plans. Halliburton also retained some of our liabilities as of the recapitalization date, principally related to specified legal and risk management matters and Halliburton provided other indemnifications against unrecognized contingent liabilities related to, among other things, asbestos and environmental matters. See Note 15 “Commitments and Contingencies”.

The recapitalization was accounted for as a distribution to Halliburton out of divisional equity in amounts exceeding our historical basis as follows (in millions):

Divisional equity at April 10, 2001—restated	$711.4
Post-benefit retirement obligations assumed by Dresser, Inc.	(59.1)
Liabilities retained by Halliburton	5.9
Effects of the reorganization	32.5
Cash paid	(1,296.3)

Dividends in excess of net book value—restated	$(605.6)

See Note 2 below for a description of our restatement of historical financial statements.

On July 3, 2002, we modified our corporate structure by forming a Delaware holding company and two Bermuda holding companies between the existing shareholders and Dresser, Inc. We are now wholly-owned by Dresser Holdings, Inc., a Delaware corporation. Dresser Holdings, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Inc., and Dresser, Ltd., a Bermuda corporation, is the sole shareholder of Dresser Holdings, Ltd. As a result of our new corporate structure, our shares were cancelled and the holders became shareholders of Dresser, Ltd. Certain transactions conducted through Dresser, Ltd. (the parent) are reflected in the accounts of Dresser, Inc., in as much as the parent has no assets other than its investment in Dresser, Inc.

The consolidated financial statements include our accounts, our wholly-owned subsidiaries and entities in which we own a controlling interest, after the elimination of intercompany accounts and transactions. The condition for control of entities is the ownership of a majority voting interest or the ability to otherwise exercise control over the entity.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Restatement of Historical Financial Statements:

During the preparation and review of our 2004 financial statements, we determined it was necessary to restate our historical financial statements. The restatement resulted from errors identified in the amounts we had previously reported in our historical financial statements for the first nine months of 2004 and periods prior to 2004. The errors related to:

•	certain fourth quarter adjustments recorded and disclosed in 2003, which related to prior periods (“2003 fourth quarter adjustments”);

•	deferred tax adjustments arising from our 2001 recapitalization transaction;

•	accounting for LIFO inventory;

•	accounting for foreign currency translation;

•	accounting for inventory including capitalization of inventory costs, the elimination of profits related to intercompany inventory transfers and excess and obsolete (“E&O”) inventory reserves;

•	capitalization and amortization of deferred financing fees;

•	various reconciliation adjustments related to our on/off product line; and

•	other various matters, primarily of a control related or bookkeeping nature identified during the preparation of our 2004 financial statements or in connection with the restatement efforts discussed above.

2003 Fourth Quarter Adjustments. During the fourth quarter of 2003, we recorded approximately $10.0 million in pre-tax expense and a reduction of income tax expense (discussed below in Deferred Tax Adjustments) of $2.4 million. During the preparation of our financial statements for the year ended December 31, 2004, we determined it was appropriate to further review the 2003 fourth quarter adjustments to determine the period in which each of the previously indeterminable items should have been properly recorded. As a result of this review, we restated our financial statements for the years ended December 31, 2003 and 2002, for each of the quarters in 2003, and for each of the first three quarters in 2004.

Approximately $4.9 million of the 2003 fourth quarter adjustments related to our U.K. subsidiary, which experienced high management turnover and systems implementation issues prior to 2003. Consequently, errors occurred in various accounts as a result of a lack of adherence to internal control policies or bookkeeping practices. During 2003, we determined that adjustments were required to correctly state various account balances. Upon completion of our analysis performed in 2005, we determined our original assessment of the $4.9 million in adjustments to our U.K. subsidiary was overstated by $0.7 million, resulting in a total adjustment of $4.2 million for this subsidiary. The majority of the U.K. subsidiary’s adjustments related to accounts receivable and inventory.

Approximately $5.1 million of the 2003 fourth quarter adjustments related to our foreign pension accruals as a result of some of our non-domestic subsidiary plans having been accounted for on a cash basis rather than an accrual basis.

The remaining 2003 fourth quarter adjustments, the net effect of which was less than $0.1 million of loss, related to various errors including capitalization of inventory costs, the classification of foreign currency translation on intercompany loans, the incorrect application of equity accounting on unconsolidated investments, reconciliation of intercompany accounts, recognition of liabilities associated with unbilled items and depreciation expense. Upon completion of our analysis performed in 2005, we determined our original assessment of these

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments was understated by $1.2 million, resulting in a total adjustment of $1.2 million of cumulative income. In addition to the above errors, we had incorrectly written-off an asset of $3.5 million representing the cash surrender value of an insurance policy.

During the course of our analysis performed during 2005, we determined that our 2003 fourth quarter adjustments, which we originally disclosed as totaling $10.0 million, required $5.4 million of reductions in order to correctly reflect the account activity. The restatement of our historical financial statements reflects the adjustments necessary to record these transactions in the period of origin.

The net income impact of reversing the 2003 fourth quarter adjustments and recording the adjustments in the period of origin was $11.3 million of income in 2003 and $0.2 million of loss in 2002.

Deferred Tax Adjustments. As part of our 2001 recapitalization transaction, we formed a Canadian subsidiary. For tax accounting purposes, a fair market value allocation of assets was required rather than the historical cost treatment for financial reporting required by the recapitalization. During preparation of our 2003 tax provision, we discovered that certain deferred tax assets resulting from the Canadian transaction were not recorded in April 2001. In addition, we discovered that a deferred tax liability for tax deductible goodwill had inappropriately been applied against the reversal of certain deferred tax assets, thereby, incorrectly reducing the amount of valuation allowance that had been established against the deferred tax assets. These adjustments were incorrectly recorded in the fourth quarter of 2003 in the net amount of $2.4 million as a benefit to income tax expense.

As a result of receiving cash associated with our Canadian tax filings in the third quarter of 2004, management reassessed the Canadian valuation and allocation for tax purposes. As a result, we discovered additional differences between the book basis and tax basis in the underlying assets and liabilities originating from the recapitalization transaction. In the third quarter of 2004, we recognized the change in our deferred taxes as an increase to equity since this would have been the appropriate treatment at the time of the recapitalization transaction. The restatement of our historical financial statements reflects the adjustments necessary to correctly state our historical deferred taxes. The net income impact of reversing the deferred tax adjustments and recording the adjustments in the period of origin was $2.7 million and $0.6 million of loss in 2003 and 2002, respectively.

LIFO Inventory. During the preparation of our 2004 financial statements, we determined that the E&O reserves (calculated on the First-In First-Out (“FIFO”) basis) maintained by the LIFO business units were considered part of our LIFO reserve, and the E&O reserve balance was inadvertently eliminated as a result of our LIFO calculation. Considering the lower of cost or market approach to inventories, the associated inventories had no value under either the FIFO or LIFO methods of accounting, and the E&O reserve should not have been eliminated. The correction of this error resulted in an additional $6.5 million of E&O reserves.

Additionally, in December 2003, we reduced our LIFO reserve by $0.5 million as part of our periodic review of the reserve account. Subsequently, we determined that an error was made in our initial calculation and the reduction should have been $0.9 million. We have reflected the correction of this matter in the fourth quarter of 2003. The net income impact of recording the LIFO inventory adjustments in the period of origin resulted in losses of $0.4 million and $0.2 million in 2003 and 2002, respectively.

Foreign Currency Translation. During the preparation of our 2004 financial statements, we determined that we had incorrectly classified certain intercompany loan balances for our subsidiaries as long-term, despite management’s intention that such balances would be repaid in the short-term. As a result, the short-term translation gains and losses related to these loans should have been recognized through the income statement in

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period in which the exchange rate change occurred instead of through other comprehensive income/(loss). The net income impact of recording the foreign currency translation adjustments in the period of origin was $2.7 million and $4.5 million of income in 2003 and 2002, respectively.

Inventory Costing. We discovered errors primarily related to the capitalization of inventory costs and the elimination of profits on intercompany transfers of inventory at our on/off valve operation. Prior to the fourth quarter of 2003, we did not correctly adjust our standard costs to reflect the actual cost of manufacturing. The correction of this error was included in the 2003 fourth quarter adjustments discussed above. Beginning with the first quarter of 2004, our on/off valve operation attempted to correct for its prior year deficiencies but inadvertently began to capitalize costs that did not constitute capitalizable costs. We have now correctly applied full cost absorption at our on/off valve operation and properly calculated the profit elimination related to intercompany inventory transfers. In addition, we discovered errors related to our reserve for E&O inventory at two of our operations and adjustments at another operation were necessary due to a failure to reconcile general ledger balances to the perpetual inventory system, which we have now properly stated. The net income impact of recording the inventory costing adjustments in the period of origin was $0.7 million and $3.9 million of income in 2003 and 2002, respectively.

Deferred Financing Fees. In the course of preparing our 2004 financial statements, we determined that expenses related to the 2001 recapitalization transaction were incorrectly capitalized, resulting in subsequent errors to amortization expense and the write-off of deferred financing fees related to the refinancing of our Tranche A term loan in 2002 and our Tranche B term loan in 2004. The net income impact of recording the deferred financing fees adjustments in the period of origin was $0.4 million and $2.0 million in 2003 and 2002, respectively.

On/Off Adjustments. During the fourth quarter of 2003, our Houston on/off valve operation performed an extensive review and reconciliation of its balance sheet accounts and recorded correcting adjustments of approximately $2.8 million in that quarter. The adjustments primarily related to the correction of purchase price adjustment of $1.2 million, a rebate provision of $0.5 million and the correction of a commission reserve of $0.7 million. The net income impact of recording the on/off adjustments in the period of origin was $2.6 million of loss in 2003 and $2.0 million of income in 2002.

Other Adjustments. During the preparation of our 2004 financial statements, we identified other items requiring adjustments for the periods under restatement and reflected these adjustments in the period in which they originated. In addition, we recorded a Type I subsequent events adjustment of $1.5 million during the third quarter of 2004 reflecting the resolution of a previously outstanding legal issue. The cumulative amount of these adjustments was $1.1 million of income through September 30, 2004. The net income impact of recording the other adjustments in the period of origin was $2.6 million of loss in 2003 and $1.0 million of income in 2002.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Impact of Restatement

The total cumulative impact of the restatements items described above was an increase of our shareholders’ equity of $2.1 million as of December 31, 2003, which included a decrease in beginning shareholders’ equity as of January 1, 2002 of $12.5 million. The combined effect of the correction of these errors was an increase in income of $6.2 million through December 31, 2003.

Our historical financial statements for the years ended December 31, 2003 and 2002, for each of the quarters in 2003, and for each of the first three quarters of 2004 reflect the effects of correcting the errors discussed above. Accordingly, the financial statements and related financial information contained in our Annual Report on Form 10-K for the years ended December 31, 2003 and 2002, or our Quarterly Reports on Form 10-Q for any periods prior to and including September 30, 2004, should no longer be relied upon. A summary of the effects of the restatements on reported amounts for the years ended December 31, 2003 and 2002 is presented below. The tables reflect the impact of the errors as an increase (decrease) to the financial statements.

	Consolidated Statements of Operations
	As Reported	Adjustments	As Restated
Year ended December 31, 2003	(in millions, except per share amounts)
Revenues	$1,657.0	$4.1	$1,661.1
Cost of revenues	1,223.8	1.4	1,225.2

Gross profit	433.2	2.7	435.9
Selling, engineering, administrative and general expenses	384.6	(2.3)	382.3

Operating Income	48.6	5.0	53.6
Interest expense	(85.8)	0.3	(85.5)
Interest income	2.9	—	2.9
Other income (expense), net	3.2	3.0	6.2

Income (loss) before income taxes	(31.1)	8.3	(22.8)
Provision for income taxes	(14.5)	(2.9)	(17.4)

Income (loss) before equity interests	(45.6)	5.4	(40.2)
Equity in earnings of unconsolidated subsidiaries	0.9	1.4	2.3

Net income (loss)	$(44.7)	$6.8	$(37.9)

Basic and diluted net loss per share	$(44,700)	$6,800	$(37,900)

Year ended December 31, 2002
Revenues	$1,589.4	$1.0	$1,590.4
Cost of revenues	1,167.8	(4.2)	1,163.6

Gross profit	421.6	5.2	426.8
Selling, engineering, administrative and general expenses	338.7	3.1	341.8

Operating Income	82.9	2.1	85.0
Interest expense	(98.6)	3.3	(95.3)
Interest income	2.6	0.1	2.7
Other income (expense), net	(0.2)	8.0	7.8

Income (loss) before income taxes	(13.3)	13.5	0.2
Provision for income taxes	(13.4)	(0.6)	(14.0)

Income (loss) before equity interests	(26.7)	12.9	(13.8)
Equity in earnings of unconsolidated subsidiaries	3.5	(0.5)	3.0

Net income (loss)	$(23.2)	$12.4	$(10.8)

Basic and diluted net loss per share	$(23,200)	$12,400	$(10,800)

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Balance Sheets
	As Reported	Adjustments	As Restated
December 31, 2003	(in millions)
Cash and equivalents	$148.9	$0.1	$149.0
Receivables, net	276.2	0.2	276.4
Notes receivable	4.4	—	4.4
Inventories	290.3	(10.1)	280.2
Other current assets	21.2	0.1	21.3

Total current assets	741.0	(9.7)	731.3

Property, plant and equipment, net	208.1	—	208.1
Investments in unconsolidated subsidiaries	7.3	(0.2)	7.1
Goodwill	315.2	—	315.2
Deferred financing fees	40.2	(1.5)	38.7
Other assets	92.4	11.7	104.1

Total assets	$1,404.2	$0.3	$1,404.5

Accounts payable	$198.4	$(0.1)	$198.3
Notes payable	2.9	—	2.9
Current maturities of long-term debt	2.7	—	2.7
Accrued payroll and other compensation	47.6	0.6	48.2
Deferred revenue	27.0	(1.0)	26.0
Accrued warranty	26.9	—	26.9
Income taxes payable	22.8	(2.9)	19.9
Accrued expenses	68.5	2.2	70.7

Total current liabilities	396.8	(1.2)	395.6

Pension and other retiree benefits	340.1	(0.2)	339.9
Long-term debt, net of current maturities	941.4	—	941.4
Deferred Taxes	3.1	—	3.1
Other liabilities	22.1	0.1	22.2

Total liabilities	1,703.5	(1.3)	1,702.2

Minority interest	0.4	—	0.4
Mandatorily redeemable common stock	12.9	(0.5)	12.4

Total shareholders’ deficit	(312.6)	2.1	(310.5)

Total liabilities and shareholders’ deficit	$1,404.2	$0.3	$1,404.5

	Consolidated Statements of Cash Flows
	As Reported	Adjustments	As Restated
		(in millions)
Year ended December 31, 2003
Net cash provided by operating activities	$74.6	$1.2	$75.8

Year ended December 31, 2002
Net cash provided by operating activities	$137.2	$(0.9)	$136.3

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statement of Shareholders' Deficit
	As Reported	Adjustments	As Restated
		(in millions)
As of January 1, 2002
Additional paid in capital (1)	$439.4	$(3.3)	$436.1
Dividends in excess of book value (2)	(595.8)	(9.8)	(605.6)
Accumulated deficit (3)	(44.8)	(1.1)	(45.9)
Accumulated other comprehensive loss (4)	(89.3)	1.7	(87.6)

(1)	Adjustment primarily represents reclassification of Entech shares to mandatorily redeemable common stock. See Note 17 for a discussion of a mandatorily redeemable common stock.
(2)	Adjustment represents a) $12.1 million of net loss adjustments related to errors affecting net income in periods prior to our April 10, 2001 recapitalization transaction, and b) $5.5 million in adjustments due to corrections related to the capitalization of deferred financing fees, partially offset by c) $7.8 million due to increases in deferred tax balance as part of our recapitalization transaction.
(3)	Adjustment represents the change in our accumulated deficit balance at January 1, 2002, the earliest period presented.
(4)	Adjustment relates to reclassifying foreign exchange gains and losses related to the translation of intercompany loans from other comprehensive income in the consolidated balance sheet to other income (expense), net in the consolidated statement of operations.

3. Restated Quarterly Financial Statements—Unaudited

The below unaudited consolidated statements of operations have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth quarterly information as reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and our unaudited Quarterly Reports on Form 10-Q for periods prior to and including September 30, 2004, as well as restated quarterly information for the same periods. See Note 2. “Restatement of Historical Financial Statements” for a discussion of the errors related to our restatement.

	Quarter Ended
	March 31, 2004		June 30, 2004		September 30, 2004
	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)
	(in millions, except share and per share amounts)
Revenues	$436.3	$436.4	$495.9	$496.1	$508.3	$506.7
Cost of revenues	311.9	315.1	352.5	350.6	360.9	361.8

Gross profit	124.4	121.3	143.4	145.5	147.4	144.9
Selling, engineering, administrative and general expenses	104.7	104.8	103.7	103.3	116.7	115.8

Operating income	19.7	16.5	39.7	42.2	30.7	29.1
Interest expense	(36.0)	(30.6)	(18.5)	(19.1)	(20.2)	(20.5)
Interest income	0.3	0.3	0.2	0.2	0.4	0.4
Other income (expense), net	(0.2)	(0.7)	0.2	0.2	(0.8)	(0.4)

Income (loss) before income taxes	(16.2)	(14.5)	21.6	23.5	10.1	8.6
Provision for income taxes	(3.2)	(3.2)	(4.0)	(4.0)	(6.1)	(6.0)

Income (loss) before equity interests	(19.4)	(17.7)	17.6	19.5	4.0	2.6
Equity in earnings of unconsolidated subsidiaries	0.9	0.7	0.7	0.7	0.8	0.7
Minority owner’s share of consolidated subsidiaries	0.1	0.1	(0.2)	(0.2)	(0.7)	(0.7)

Net income (loss)	$(18.4)	$(16.9)	$18.1	$20.0	$4.1	$2.6

Basic and diluted net income (loss) per share	$(18,400)	$(16,900)	$18,100	$20,000	$4,100	$2,600

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000	1,000	1,000

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)
	(in millions, except share and per share amounts)
Revenues	$371.4	$371.7	$394.9	$395.4	$417.5	$418.0	$473.2	$476.0
Cost of revenues	271.5	274.4	293.8	294.2	306.1	306.4	352.4	350.2

Gross profit	99.9	97.3	101.1	101.2	111.4	111.6	120.8	125.8
Selling, engineering, administrative and general expenses	88.6	90.5	95.1	95.4	88.8	90.0	112.1	106.4

Operating income	11.3	6.8	6.0	5.8	22.6	21.6	8.7	19.4
Interest expense	(20.4)	(20.5)	(21.3)	(21.2)	(21.2)	(21.1)	(22.9)	(22.8)
Interest income	1.3	1.3	0.6	0.6	0.5	0.5	0.5	0.6
Other income (expense), net	3.1	3.7	5.1	5.6	(0.8)	1.2	(4.2)	(4.3)

Income (loss) before income taxes	(4.7)	(8.7)	(9.6)	(9.2)	1.1	2.2	(17.9)	(7.1)
Provision for income taxes	(2.2)	(2.2)	(8.0)	(8.0)	(10.8)	(10.8)	6.5	3.6

Income (loss) before equity interests	(6.9)	(10.9)	(17.6)	(17.2)	(9.7)	(8.6)	(11.4)	(3.5)
Equity in earnings of unconsolidated subsidiaries	0.8	0.2	0.7	0.2	0.5	0.6	(1.1)	1.3

Net income (loss)	$(6.1)	$(10.7)	$(16.9)	$(17.0)	$(9.2)	$(8.0)	$(12.5)	$(2.2)

Basic and diluted net income (loss) per share	$(6,100)	$(10,700)	$(16,900)	$(17,000)	$(9,200)	$(8,000)	$(12,500)	$(2,200)

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000	1,000	1,000	1,000	1,000

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	March 31, 2004		June 30, 2004		September 30, 2004
	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$106.3	$106.4	$90.4	$90.5	$102.0	$102.1
Accounts and notes receivable, net of allowance for doubtful accounts	286.1	286.7	393.0	393.7	384.2	383.8
Inventories	296.1	283.3	326.2	314.9	338.2	326.3
Other current assets	16.7	16.7	23.7	23.7	25.0	25.1

Total current assets	705.2	693.1	833.3	822.8	849.4	837.3
Property, plant and equipment, net	213.0	213.0	236.7	236.7	226.9	226.9
Investments in unconsolidated subsidiaries	7.9	7.5	8.4	7.9	8.4	7.8
Goodwill	314.8	314.8	394.7	394.7	396.0	396.0
Other assets	123.4	138.9	139.5	154.6	147.5	162.2

Total assets	$1,364.3	$1,367.3	$1,612.6	$1,616.7	$1,628.2	$1,630.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts and notes payable, net of current maturities	$188.0	$187.9	$261.7	$261.4	$271.4	$271.0
Accrued payroll and other compensation	45.6	46.2	61.1	61.7	58.6	59.2
Other accrued expenses	157.6	156.6	139.7	138.2	160.6	161.1

Total current liabilities	391.2	390.7	462.5	461.3	490.6	491.3
Pension and other retiree benefit obligations	350.9	350.5	344.9	344.4	341.9	341.5
Long-term debt, net of current maturities	918.9	918.9	1,091.5	1,091.5	1,072.5	1,072.5
Other liabilities	25.2	25.6	21.7	22.0	20.8	21.0

Total liabilities	1,686.2	1,685.7	1,920.6	1,919.2	1,925.8	1,926.3
Commitments and contingencies
Minority interest	0.3	0.3	2.9	2.9	3.5	3.5
Mandatorily redeemable common stock of Dresser, Ltd.	12.9	12.3	7.4	6.8	7.4	6.9
Total shareholders’ deficit	(335.1)	(331.0)	(318.3)	(312.2)	(308.5)	(306.5)

Total liabilities and shareholders’ deficit	$1,364.3	$1,367.3	$1,612.6	$1,616.7	$1,628.2	$1,630.2

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$123.9	$120.0	$102.2	$96.7	$113.2	$112.1	$148.9	$149.0
Accounts receivable, net of allowance for doubtful accounts	284.3	282.5	297.8	296.6	300.0	299.1	280.6	280.8
Inventories	299.5	291.4	310.8	302.5	318.7	307.7	290.3	280.2
Other current assets	16.3	19.8	21.6	26.6	18.3	18.9	21.2	21.3

Total current assets	724.0	713.7	732.4	722.4	750.2	737.8	741.0	731.3
Property, plant and equipment, net	202.0	201.4	204.2	203.6	204.1	203.5	208.1	208.1
Investments in unconsolidated subsidiaries	8.8	6.6	9.4	6.7	10.0	7.4	7.3	7.1
Goodwill	302.8	302.8	317.0	317.0	312.4	312.4	315.2	315.2
Other assets	138.7	145.9	144.3	150.9	145.7	151.4	132.6	142.8

Total assets	$1,376.3	$1,370.4	$1,407.3	$1,400.6	$1,422.4	$1,412.5	$1,404.2	$1,404.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$186.8	$188.5	$202.0	$201.9	$201.0	$201.4	$204.0	$203.9
Accrued payroll and other compensation	28.2	28.2	28.8	28.8	32.0	32.0	48.2	48.2
Other accrued expenses	140.2	139.8	138.0	139.2	172.2	170.2	144.6	143.5

Total current liabilities	355.2	356.5	368.8	369.9	405.2	403.6	396.8	395.6
Pension and other retiree benefit obligations	321.3	323.0	324.8	326.5	322.1	323.8	340.1	339.9
Long-term debt, net of current maturities	960.2	960.2	959.4	959.4	958.9	958.9	941.4	941.4
Other liabilities	28.7	28.8	27.6	27.6	30.2	30.4	25.2	25.3

Total liabilities	1,665.4	1,668.5	1,680.6	1,683.4	1,716.4	1,716.7	1,703.5	1,702.2
Commitments and contingencies
Minority interest	—	—	—	—	—	—	0.4	0.4
Mandatorily redeemable common stock of Dresser, Ltd.	7.9	11.8	7.9	11.8	7.9	11.8	12.9	12.4
Total shareholders’ deficit	(297.0)	(309.9)	(281.2)	(294.6)	(301.9)	(316.0)	(312.6)	(310.5)

Total liabilities and shareholders’ deficit	$1,376.3	$1,370.4	$1,407.3	$1,400.6	$1,422.4	$1,412.5	$1,404.2	$1,404.5

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Period Ended
	March 31, 2004		June 30, 2004		September 30, 2004
	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(18.4)	$(16.9)	$(0.3)	$3.1	$3.8	$5.8
Adjustments to reconcile net income (loss) to cash flows provided by operating activities, net of effects for acquisitions of businesses:
Depreciation and amortization	11.2	11.2	22.0	22.6	35.6	35.6
Equity in earnings of unconsolidated subsidiaries	(0.9)	(0.7)	(1.6)	(1.4)	(2.4)	(2.0)
Loss on repayment of debt	16.9	11.3	16.9	11.3	16.6	11.5
Equity compensation	0.2	0.2	0.4	0.4	3.4	3.4
(Gain) loss on foreign currency exchange	0.3	0.8	0.8	1.4	1.7	1.9
Amortization of deferred financing fees and bond premium	1.0	1.3	0.8	2.4	2.8	3.6
Deferred income taxes	(1.5)	(1.5)	(4.9)	(4.9)	(1.8)	(1.8)
Other changes in assets and liabilites, net	(15.5)	(12.2)	(39.8)	(40.6)	(28.0)	(26.3)

Net cash provided by (used in) operating activities	(6.7)	(6.5)	(5.7)	(5.7)	31.7	31.7

Cash flows from investing activities:
Acqusition of businesses	—	—	(171.5)	(171.5)	(174.0)	(174.0)
Capital expenditures	(12.9)	(12.9)	(28.5)	(28.5)	(36.5)	(36.5)
Proceeds from sale of assets	—	—	0.3	0.3	4.2	4.2
Changes in restricted cash	—	0.2	—	(1.3)	(1.6)	(1.6)

Net cash used in investing activities	(12.9)	(12.7)	(199.7)	(201.0)	(207.9)	(207.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	360.0	—	172.4	172.4	172.8	172.8
Repayment of long-term debt (including current portion)	(381.5)	(25.0)	(25.2)	(25.2)	(46.9)	(46.9)
Net change in short-term notes payable	1.6	1.6	3.7	3.7	5.9	5.9
Changes in restricted cash	0.2	—	(1.3)	—	—	—
Payment of deferred financing fees	(3.3)	—	—	—	—	—
Purchase of Dresser, Ltd. shares, net of proceeds from escrow and exercise of stock options	—	—	(1.9)	(1.9)	(1.9)	(1.9)

Net cash provided by (used in) financing activities	(23.0)	(23.4)	147.7	149.0	129.9	129.9

Effect of translation adjustment on cash	—	—	(0.8)	(0.8)	(0.6)	(0.6)

Net increase (decrease) in cash and cash equivalents	(42.6)	(42.6)	(58.5)	(58.5)	(46.9)	(46.9)
Cash and cash equivalents, beginning of year	148.9	149.0	148.9	149.0	148.9	149.0

Cash and cash equivalents, end of period	$106.3	$106.4	$90.4	$90.5	$102.0	$102.1

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Period Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)	As Reported (unaudited)	As Restated (unaudited)
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(6.1)	$(10.7)	$(23.0)	$(27.7)	$(32.2)	$(35.7)	$(44.7)	$(37.9)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities, net of effects for acquisitions of businesses:
Depreciation and amortization	10.5	10.6	21.3	21.4	31.7	31.8	44.5	44.0
Equity in earnings of unconsolidated subsidiaries	(0.8)	(0.2)	(1.5)	(0.4)	(2.0)	(1.0)	(0.9)	(2.3)
Loss on repayment of debt	0.1	0.5	0.1	0.5	0.1	0.5	1.1	1.1
(Gain) loss on foreign currency exchange	(2.8)	(3.5)	(8.0)	9.1	(7.1)	(10.2)	(13.0)	(16.1)
Amortization of deferred financing fees and bond premium	1.4	1.3	2.9	2.7	4.5	4.1	5.5	5.6
Deferred income taxes	0.1	0.1	0.4	0.4	0.4	0.4	(2.5)	0.3
Impairment of assets	4.4	4.4	5.0	5.0	4.6	4.6	5.3	5.3
Other changes, net	17.5	21.8	6.5	(8.0)	36.5	40.2	79.3	75.8

Net cash provided by (used in) operating activities	24.3	24.3	3.7	3.0	36.5	34.7	74.6	75.8

Cash flows from investing activities:
Acqusition of assets	(15.4)	(15.4)	(15.4)	(15.4)	(15.4)	(15.4)	(15.4)	(15.4)
Capital expenditures	(1.9)	(1.9)	(7.4)	(7.4)	(17.8)	(17.8)	(30.8)	(30.8)
Proceeds from sale of subsidiary	—	—	—	—	—	—	24.0	24.0
Changes in restricted cash	—	6.9	—	5.3	—	9.7	—	9.6
Other	—	—	—	—	1.5	1.5	1.8	1.8

Net cash used in investing activities	(17.3)	(10.4)	(22.8)	(17.5)	(31.7)	(22.0)	(20.4)	(10.8)

Cash flows from financing activities:
Repayment of long-term debt (including current portion)	(7.5)	(7.5)	(7.5)	(7.5)	(8.8)	(8.8)	(24.1)	(24.1)
Net change in short-term notes payable	(2.5)	(2.5)	(1.1)	(1.1)	(9.1)	(9.1)	(12.9)	(12.9)
Changes in restricted cash	7.5	—	7.5	—	7.5	—	6.8	—
Payment of deferred financing fees	—	—	(1.3)	(0.6)	(3.9)	(2.1)	(2.9)	(3.5)

Net cash provided by (used in) financing activities	(2.5)	(10.0)	(2.4)	(9.2)	(14.3)	(20.0)	(33.1)	(40.5)

Effect of translation adjustment on cash	0.6	0.6	4.9	4.9	3.9	3.9	9.0	9.0

Net increase (decrease) in cash and cash equivalents	5.1	4.5	(16.6)	(18.8)	(5.6)	(3.4)	30.1	33.5
Cash and cash equivalents, beginning of year	118.8	115.5	118.8	115.5	118.8	115.5	118.8	115.5

Cash and cash equivalents, end of period	$123.9	$120.0	$102.2	$96.7	$113.2	$112.1	$148.9	$149.0

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Summary of Significant Accounting Policies

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

Revenue Recognition

Revenues on sales of our products, net of estimated costs of returns, allowance and sales incentives, are recognized (i) when title and risk of ownership transfers and (ii) when we have fulfilled all but inconsequential or perfunctory actions related to the transaction. Some of our customer agreements provide that title transfer does not take place prior to customer acceptance and testing of the product, which may occur subsequent to delivery, in which case revenue recognition is delayed until we have obtained post-delivery customer acceptance. We provide for estimated returns and allowances based upon historical experience with customers and contractual terms that allow limited returns on product sales.

Shipping, freight and handling costs are included in cost of revenues; amounts billed to customers for shipping, freight and handling are included in revenues. Progress billings to customers are generally shown as deferred revenue. Service revenues and software sales are not a significant component of our total revenues.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs, recorded as a component of selling, engineering, administrative and general expenses in the financial statements, were $31.6 million, $21.9 million, and $21.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Customer sponsored research and development expense included in those costs were $2.2 million and $3.2 million for the years ended December 31, 2004 and 2003, respectively. There were no material costs associated with customer sponsored research and development expense in 2002. In September 2004, we acquired several engines and core technology for the purpose of advancing the development of new engine designs. We accounted for this transaction in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 2, “Accounting for Research and Development Costs” and as a result recognized $12.3 million of expense in 2004. See Note 9. “Acquisitions and Dispositions” for further information.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. We maintain cash on deposit with banks that is pledged for a particular use. We classify these restricted cash balances as other current assets in our balance sheet. Restricted cash totaled $0.7 million at both December 31, 2004 and 2003.

Accounts Receivables and Allowance for Doubtful Accounts

Our accounts receivable are due primarily from companies in the energy industry. Credit is extended based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are generally due within 30 days for our domestic customers and between 60 days and 120 days for our foreign customers, depending on the geographic region of distribution. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment term are considered past due. We record an allowance on an estimated basis by considering a number of factors, including the length of time the accounts are past due, our previous loss history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We establish a provision for losses on accounts receivable when we determine we will not collect all or a part of the outstanding balance and record a charge to selling, engineering, administrative and general expense. Payments subsequently received on reserved receivables are credited back to expense in the period the payment is received.

Accounts receivable are stated at their net realizable value and include an estimated allowance for doubtful accounts of $15.6 million and $15.4 million at December 31, 2004 and 2003, respectively. As of December 31, 2004, approximately $40.6 million or 9.0% of our accounts receivable were past due in excess of 90 days. As of December 31, 2003, approximately $27.9 million or 9.7% of our accounts receivable were past due in excess of 90 days.

Inventories

A portion of our U.S. inventories are valued at the lower of cost using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. The balance of the U.S. inventories and inventories of consolidated operations outside the U.S. are valued at the lower of cost, using either the First-In, First-Out (FIFO) or weighted average cost method, or market. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and estimated future demand. Excess and obsolete inventory reserves were $44.3 million and $40.1 (restated) million at December 31, 2004 and 2003, respectively.

Property, Plant and Equipment

Our property, plant and equipment is recorded at its original cost of construction or upon acquisition, at the cost of the assets acquired. Depreciation on plant and equipment is generally calculated using the straight-line method over the estimated useful lives of the assets of 10 to 30 years for buildings and 3 to 17 years for machinery and equipment. Some assets are depreciated using accelerated methods. Expenditures for maintenance and repairs are expensed as incurred and expenditures for improvements that extend the life of the asset are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts, and any gain or loss is recognized as a component of selling, engineering, administrative and general expense.

When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required.

Equity Investments

Our investments in unconsolidated subsidiaries include investments in five entities ranging from 44.75% to 50% ownership. These investments are accounted for using the equity method of accounting when we have a 20% to 50% ownership interest or have the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, the original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of the entities. Our distributions from unconsolidated

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries were $1.8 million for each year ended December 31, 2004 and 2003. Investments where we have a controlling interest are consolidated into our financial statements. If we own less than 20% and do not have the ability to exercise significant influence, the investment is accounted for under the cost method. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.

Variable Interest Entities

We are required to consolidate certain variable interest entities where we are considered to be the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. Consolidation is required when, with respect to these variable interest entities, we are deemed to be the primary beneficiary as the entity that absorbs a majority of the variable interest entities’ expected losses, receives a majority of the entities’ expected residual returns, or both. We have carried out an assessment of potential variable interest entities and have concluded we have no ownership in any variable interest entity.

Goodwill and Other Intangible Assets

We account for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Goodwill is assessed annually in the fourth quarter for impairment and when events or circumstances indicate the carrying value of the asset may not be recoverable. See Note 8. “Goodwill and Other Intangible Assets,” for a description of our methodology for impairment testing.

Patents and other intangible assets are recorded at cost, less accumulated amortization. Patents and other intangible assets are amortized over their estimated useful lives, ranging from 5 to 40 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

Prior to 2004, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our stock-based plans. No stock-based compensation was reflected in our 2003 or 2002 net loss, as all options granted under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the modified prospective method of adoption as provided by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, compensation cost recognized in 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from their original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation for the years ended December 31, 2004, 2003 and 2002. For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the expected vesting period of the options. See Note 16. “Shareholders’ Equity” for a discussion of the assumptions used in the option pricing model and estimated fair value of the employee stock options.

	Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in millions, except per share amounts)
Net income (loss) as reported	$(63.9)	$(37.9)	$(10.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9.0	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9.0)	(0.8)	(1.4)

Pro forma net income (loss)	$(63.9)	$(38.7)	$(12.2)

Net income (loss) per share:
Basic and diluted—as reported	$(63,900)	$(37,900)	$(10,800)

Basic and diluted—pro forma	$(63,900)	$(38,700)	$(12,200)

Income Taxes

We report current income taxes based on our taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of temporary differences between the financial statement basis and tax basis of assets and liabilities at each year and deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion of those assets will not be realized in a future period. A valuation allowance is applied against deferred tax assets to the extent it is more likely than not that such assets will not be realized. The valuation allowance is subject to revision, either up or down, in future periods based on new facts or circumstances.

Product Warranties

We provide for the estimated cost of product warranties at the time revenue is recognized and revise these estimates as necessary. While we engage in product quality programs and processes, including actively

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monitoring and evaluating the quality from our suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. In conjunction with our acquisition of the Nuovo Pignone distribution business, we assumed approximately $2.3 million of accrued warranties, which has been reflected as changes in accruals related to pre-existing warranties. The following table shows the activity of our warranty accrual:

	Year Ended December 31,
	2004	2003
	(in millions)
Balance at the beginning of the period	$26.9	$18.9
Accruals for warranties issued during the period	26.8	23.3
Changes in accruals related to pre-existing warranties	(3.7)	3.8
Settlements made (in cash or in kind) during the period	(24.2)	(19.1)

Balance at the end of the period	$25.8	$26.9

Pension Obligations

We maintain several pension plans which require us to make contributions to fund the benefits to be paid out under the plans. These contributions are invested until the benefits are paid out to plan participants. We record benefit expense related to these plans in our statement of operations. This benefit expense is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions, and the passage of time), expected return on plan assets and recognition of certain deferred gains and losses.

We compare the benefits earned, or the accumulated benefit obligation, to the plan’s fair value of assets on an annual basis. To the extent the plan’s accumulated benefit obligation exceeds the fair value of the plan assets, we record an additional liability and an amount to other comprehensive loss, net of income taxes, in our financial statements. We do not record an additional minimum liability if it is less than the liability already accrued for the plan.

Derivative Instruments

We account for all derivative instruments, such as interest rate swap contracts and foreign exchange contracts, under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and we recognize these instruments on our balance sheet at fair value. Changes in the fair value of derivative instruments are either recognized in income or as a component of comprehensive income (loss) depending on whether the derivative instrument qualifies for hedge accounting. Changes in fair values of derivatives accounted for as hedges, to the extent they are effective as hedges, are recorded in other comprehensive income (loss) net of deferred taxes. Changes in fair value of derivatives not qualifying as hedges are reported as gains or losses in our statement of operations.

Foreign Currency Transaction and Translation

We record all currency transaction gains and losses in income. These gains or losses are classified in our statement of operations based upon the nature of the transaction that gives rise to the currency gain or loss. For sales and purchases of commodities or goods, these gains or losses are included in operating revenue or expense. For the years ended December 31, 2004, 2003 and 2002, we recognized gains of approximately $19.4 million,

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$28.3 million and $3.1 million in gross profit and losses of approximately $10.6 million, $17.6 million and $2.3 million in selling, engineering, administrative and general expense. For gains or losses on foreign denominated intercompany loans which are expected to be repaid, we include these gains or losses as a component in other income (expense), net. Revenues and expenses are translated at average exchange rates in effect during the year. For the year ended December 31, 2004, we recorded a net foreign currency gain of $0.8 million. For the years ended December 31, 2003 and 2002, we recorded net foreign currency losses of $16.1 million (restated) and $7.8 million (restated), primarily related to our foreign-denominated intercompany loans. For foreign operations whose functional currency is deemed to be other than the U.S. dollar, assets and liabilities are translated at current exchange rates and included as a separate component of accumulated other comprehensive income (loss) in shareholders’ deficit. The cumulative foreign currency translation gain recorded in accumulated other comprehensive income (loss) was $70.1 million and $27.7 million (restated) at December 31, 2004 and 2003.

Mandatorily Redeemable Common Stock

Certain members of current and former management own common stock of Dresser, Ltd, our parent company, subject to mandatory redemption in the event of their termination or resignation. In as much as the obligations under this agreement are outside of our control, the obligations are reflected in our financial statements as mandatorily redeemable common stock. Each employee stockholder has the right, known as a put right, to cause us to purchase their shares pursuant to the terms of their respective employment agreements. The put right generally expires nine months after employment termination, unless otherwise specified in subsequent agreements. When the put right expires, the fair value of the stock is reclassified from mandatorily redeemable common stock to additional paid-in capital in our balance sheet. Any changes in fair value subsequent to expiration of the put right are recognized as changes to additional paid-in capital.

Dividends in Excess of Net Book Value and Retained Deficit

In connection with the leveraged recapitalization, dividends in excess of our net book value at April 10, 2001 were paid and/or settled with Halliburton. See Note 1. Organization and Basis of Presentation. The excess of dividends to Halliburton over our net book value at that date is reflected in our consolidated financial statements as a permanent reduction of shareholders’ deficit in the amount of $605.6 million.

Prior to our leveraged recapitalization, we were organized as a division within Halliburton and our accounts reflected divisional equity, all of which were a component of the dividend to Halliburton in connection with the leveraged recapitalization. Accordingly, retained deficit reflects our cumulative loss activity since April 10, 2001.

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

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

During 2004, we commenced an investigation concerning export sales by certain of our affiliates to U.S.-sanctioned countries. While our investigation has been completed and voluntary disclosure reports have been submitted to the U.S. Commerce and Treasury departments, it remains unclear as to what extent the various activities reported to these government agencies violate U.S. export control and economic sanctions regulations and what penalties the government agencies may seek to impose for conduct that is found to be unlawful. See Note 14, “Commitments and Contingencies” for further discussion.

In the ordinary course of business, we are involved in legal proceedings or claims involving contractual and employment relationships, product liability claims, trademark rights, environmental and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts and indemnification provisions. Therefore, actual losses in future periods are inherently uncertain. We expense costs associated with legal fees as incurred as a component of selling, engineering, administrative and general expense.

Accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which was amended by FSP 106-2 in May 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. We adopted FSP 106-2 as of April 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers who provide prescription drug coverage for retirees eligible for Medicare. We recognized the effect of the new retiree prescription drug benefit covered by Medicare, and as a result, recorded a net benefit of $3.9 million during 2004, which was reflected as a reduction of selling, engineering, general and administrative expenses. We have elected not to apply for federal subsidies eligible under the Act.

New Accounting Pronouncements Issued But Not Yet Adopted

There are several accounting standards and interpretations that have not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Inventory Costing. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for idle facility expense, freight, handling costs and wasted material to require these items to be expensed as current period charges, regardless of whether they meet the criterion of “abnormal” previously defined in Accounting Research Bulletin (“ARB”) 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effects of this pronouncement.

Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(SAB) 107, “Share Based Payments”, which expresses views of the Staff about the application of SFAS No. 123(R). SFAS No. 123(R) is effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, on January 1, 2004, using the modified prospective method of adoption as provided by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. We are currently evaluating the effects of this pronouncement.

Accounting for Deferred Taxes on Foreign Earnings. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (the “Act”)”. The Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent of the lesser of “qualified production activities income”, as defined by the Act, or taxable income. FSP No. 109-1 clarified that the domestic manufacturing deduction should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction.

In December 2004, the FASB also issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP No. 109-2 clarified the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the Act to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation.

The provisions within the American Jobs Creation Act of 2004 and the related accounting guidance specified in FSP No. 109-1 and 109-2 will not affect our operations or financial results due to our net operating loss carryforward and corresponding valuation allowance.

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligation are uncertain. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.

Accounting Changes and Error Corrections. In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires the retrospective application of changes to accounting principles, changes in estimates, and reporting entities. SFAS No. 154 will be effective for accounting changes and corrections occurring in fiscal years beginning after December 15, 2005. We will adopt the provisions of this standard in the first quarter of 2006 and we do not believe this standard will have a material impact on our financial statements.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Restructuring and Other Exit Activities

We have initiated restructuring programs affecting several business units in an effort to obtain manufacturing efficiencies and cost savings. In 2002, we discontinued several small product lines and implemented a company-wide reduction in our workforce. In 2003, we eliminated five of our manufacturing facilities through consolidations and outsourced manufacturing at one additional site. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” we recognize costs associated with exit or disposal activities as incurred rather than at the date of a commitment to an exit or disposal plan.

In connection with these activities, as described above, we incurred certain restructuring charges related to benefit costs associated with the termination of approximately 700 employees. We also incurred impairment charges with respect to certain assets, related to machinery, goodwill and capitalized designs. These costs have been reflected in cost of revenues and selling, engineering, administrative and general expenses.

During 2002, we incurred approximately $6.0 million in costs as a result of our decision to:

(1) consolidate manufacturing of our standard design rotary blower products at our Houston, Texas manufacturing plant and downsize our Connersville, Indiana facility;

(2) cease manufacturing fuel dispensers at a Canadian manufacturing facility and consolidate North American fuel dispenser manufacturing in our Austin, Texas facility;

(3) discontinue several small product lines; and

(4) implement a company-wide reduction in our workforce.

The restructuring charges incurred in 2002 are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at December 31, 2002
	(in millions)
Consolidate manufacturing of standard rotary blower products
Termination benefits	$0.2	$(0.2)	$—	$—
Cease fuel dispenser manufacturing at a Canadian facility
Termination benefits	0.5	(0.5)	—	—
Discontinuation of several product lines
Termination benefits	0.9	(0.5)	—	0.4
Write-down of other assets	0.5	—	(0.5)	—
Write-down of machinery	0.1	—	(0.1)	—
Write-down of goodwill	0.2	—	(0.2)	—
Company-wide reduction in force
Termination benefits	3.6	(1.7)	—	1.9

Total	$6.0	$(2.9)	$(0.8)	$2.3

All of the restructuring charges accrued at December 31, 2002 were paid in 2003. We incurred $21.4 million of restructuring charges in 2003. Restructuring charges of $5.4 million and $16.0 million have been reflected in cost of revenues and selling, engineering, administrative and general expense, respectively, in our statement of operations. In 2003, we incurred costs as a result of a decision to:

(1)	consolidate a valve operation in Germany (EDG) into an existing facility in Italy;

(2)	consolidate an instrument operation in Shelton, Connecticut into an existing facility in Stratford, Connecticut;

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	consolidate an instrument operation in Berea, Kentucky with existing operations in Brazil into a new facility in Sao Caetano, Brazil;

(4)	consolidate a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden;

(5)	consolidate two Canadian retail fueling dispenser plant operations;

(6)	outsource the manufacturing of certain blowers;

(7)	consolidate a control valve operation in Burlington, Canada into existing facilities; and

(8)	consolidate certain flow control operations in Houston, Texas into a new facility;

(9)	continue a reduction in our workforce.

The restructuring charges incurred in 2003 are as follows:

Description	Restructuring Charge	2003 Cash Payments	2003 Non-Cash Charges	Accrued at December 31, 2003	2004 Cash Payments	Accrued at December 31, 2004
	(in millions)
Consolidate EDG operations
Termination benefits	$0.4	$(0.4)	$—	$—	$—	$—
Write-down of fixed assets	0.1	—	(0.1)	—	—	—
Other exit activities	0.1	(0.1)	—	—	—	—
Consolidate Shelton operations
Termination benefits	0.7	(0.7)	—	—	—	—
Write-down of fixed assets	0.7	—	(0.7)	—	—	—
Other exit activities	1.2	(1.2)	—	—	—	—
Consolidate Berea operations
Termination benefits	1.8	(0.3)	—	1.5	(1.5)	—
Other exit activities	0.1	(0.1)	—	—	—	—
Consolidate German retail fueling operations
Termination benefits	6.0	(2.8)	—	3.2	(3.2)	—
Write-down of fixed assets	0.6	—	(0.6)	—	—	—
Consolidate Canadian retail fueling operations
Termination benefits	0.5	(0.5)	—	—	—	—
Outsource the manufacturing of certain blowers
Termination benefits	1.7	—	—	1.7	(0.4)	1.3
Other exit activities	0.2	(0.1)	—	0.1	(0.1)	—
Consolidate Burlington operations
Termination benefits	0.8	—	—	0.8	(0.8)	—
Other exit activities	0.2	(0.2)	—	—	—	—
Consolidate Houston operations
Termination benefits	1.3	—	—	1.3	(1.3)
Write-down of fixed assets	1.5	—	(1.5)	—
Other exit activities	0.3	(0.3)	—	—	—	—
Company-wide reduction in force
Termination benefits	3.2	(3.0)	—	0.2	(0.2)	—

Total	$21.4	$(9.7)	$(2.9)	$8.8	$(7.5)	$1.3

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, all but $1.3 million of termination benefits had been paid relating to our 2003 restructuring programs. During the first quarter of 2005, we determined that we would be unable to obtain an appropriate outsourcing partner for the manufacturing of certain of our blowers. The outsourcing requirement was integral to our restructuring plans. Therefore, we have cancelled our restructuring activities and reversed the $1.3 million restructuring accrual in the first quarter of 2005.

We incurred $7.0 million of restructuring charges during 2004. Restructuring charges of $0.7 and $6.3 million have been reflected in cost of revenues and selling, engineering, administrative and general expenses, respectively, in our statements of operations. During 2004, we incurred costs in connection with the continuation of:

(1)	a consolidation of an instrument operation in Berea, Kentucky, with existing operations in Brazil into a new facility in Sao Caetano, Brazil;

(2)	a consolidation of a control valve operation in Burlington, Canada, into existing facilities;

(3)	a consolidation of certain flow control operations in Houston, Texas, into a single new facility;

(4)	a consolidation of a retail fueling dispenser manufacturing operation in Germany into an existing facility in Sweden; and

(5)	the decision to outsource the manufacturing of certain blowers.

The costs associated with these actions for the year ended December 31, 2004 are as follows:

Description	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at December 31, 2004
	(in millions)
Consolidate Berea operations
Other exit activities	$0.3	$(0.1)	$(0.2)	$—
Consolidate Burlington operations
Termination benefits	2.4	(2.0)	—	0.4
Consolidate Houston operations
Termination benefits and other exit activities	3.2	(3.1)	—	0.1
Consolidate German retail fueling operations
Termination benefits and other	0.8	—	—	0.8
Outsource the manufacturing of certain blowers
Termination benefits and other	0.3	(0.3)	—	—

Total	$7.0	$(5.5)	$(0.2)	$1.3

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring charges by segment are as follows:

	Restructuring Charge	Cash Payments	Non-Cash Charges	Accrued at End of Year
	(in millions)
2004
Flow Control	$5.9	$(5.2)	$(0.2)	$0.5
Measurement systems	0.8	—	—	0.8
Compression and power systems	0.3	(0.3)	—	—

Total at December 31, 2004	$7.0	$(5.5)	$(0.2)	$1.3

2003
Flow Control	$10.2	$(4.3)	$(2.3)	$3.6
Measurement systems	8.0	(4.0)	(0.6)	3.4
Compression and power systems	3.2	(1.4)	—	1.8

Total at December 31, 2003	$21.4	$(9.7)	$(2.9)	$8.8

2002
Flow Control	$3.9	$(1.4)	$(0.8)	$1.7
Measurement systems	1.4	(0.8)	—	0.6
Compression and power systems	0.7	(0.7)	—	—

Total at December 31, 2002	$6.0	$(2.9)	$(0.8)	$2.3

6. Inventories

Inventories on the LIFO method represented $64.0 million and $53.5 million (restated) of our inventories as of December 31, 2004 and 2003, respectively. The excess of FIFO costs over LIFO costs as of December 31, 2004 and 2003, were $86.8 million and $84.2 million (restated), respectively. The effect on cost of revenues and operating income of liquidating historical LIFO layers was not significant in any of the years ended December 31, 2004, 2003, or 2002. Inventories consisted of the following at December 31:

	2004	2003 (Restated)
	(in millions)
Finished products and parts	$222.4	$192.6
In-process products and parts	102.2	92.6
Raw materials and supplies	90.0	79.2

Total inventories	$414.6	$364.4
Less:
LIFO reserve	(86.8)	(84.2)

Inventories	$327.8	$280.2

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2004	2003 (Restated)
	(in millions)
Land and land improvements	$17.9	$16.4
Buildings	198.8	184.0
Machinery and equipment	646.5	615.4

Total property, plant and equipment	$863.2	$815.8
Less:
Accumulated depreciation and amortization	(622.6)	(607.7)

Property, plant and equipment, net	$240.6	$208.1

Depreciation expense totaled $43.5 million, $41.7 million (restated) and $41.5 million (restated), for the years ended December 31, 2004, 2003, and 2002, respectively. Included in our total depreciation expenses for 2004 and 2003 were depreciation expenses related to purchased software of $2.8 million and $1.6 million for 2004 and 2003, respectively. At December 31, 2004 and 2003, we had approximately $12.7 million and $18.5 million of construction-in-progress and $4.4 million and $7.3 million of capitalized purchased software included in our property, plant and equipment.

Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software which ranges from three to seven years. Costs related to the preliminary project stage, data conversion and the post-implementation and operation stage of an internal-use computer software development project are expensed as incurred. During the second quarter of 2005, we determined to discontinue our previously announced plans to develop a Company-wide enterprise resource planning (“ERP”) system after a pilot installation at our U.S. retail fueling operation indicated that the intended benefits of the system would not be realized in a timely manner. Accordingly, we will incur exit costs in the third quarter of 2005 associated with the discontinuance of our ERP system of approximately $1.0 million in cash expenses and approximately $12 million in impaired assets. The exit costs primarily relate to employee severance and obligations associated with maintenance contracts.

8. Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to exist when the carrying amount of goodwill exceeds its implied fair value. A reporting unit is an operating segment or one level below an operating segment referred to as a component. The flow control segment has five reporting units: on/off valves, control valves, pressure relief, natural gas solutions and instruments; measurement systems has one reporting unit: and compression and power systems has two reporting units: Waukesha and Roots. There is also a reporting unit for the corporate segment.

Goodwill is assessed annually in the fourth quarter for impairment and when events or circumstances indicate that the carrying value of the asset may not be recoverable. We complete a two step process to determine the amount of the impairment. The first step involves comparison of the fair value of the reporting unit to the carrying value to determine if any impairment exists. The second step involves comparison of the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In calculating an impairment charge, the fair value of the impaired reporting units underlying the segments are estimated using

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discounted cash flow methodology or recent comparable transactions. In making our assessment, we rely on a number of factors, including operation results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and judgment in applying these factors to our goodwill impairment test.

The net carrying amounts and the changes in the net carrying amounts of goodwill for years ended December 31, 2004 and 2003 for each of our segments are as follows:

	Flow Control	Measurement Systems	Compression and Power Systems	Other/ Corporate	Total
	(in millions)
Balance as of January 1, 2003	$286.2	$14.3	$—	$—	$300.5
Goodwill attributed to business sold	(10.4)	—	—	—	(10.4)
Changes attributable to foreign currency	24.2	0.9	—	—	25.1

Balance as of December 31, 2003	$300.0	$15.2	$—	$—	$315.2
Impairment of goodwill	(63.8)	—	—	—	(63.8)
Goodwill attributable to business acquired	—	86.6	—	—	86.6
Changes attributable to foreign currency	10.7	9.5	—	—	20.2

Balance as of December 31, 2004	$246.9	$111.3	$—	$—	$358.2

Our flow control segment impairment in 2004 resulted from continued poor performance from our on/off product line, which resulted in revisions to our earnings forecast. See Note 9. “Acquisitions and Dispositions.” In the third quarter of 2005, we determined we would sell substantially all of our assets related to the on/off product line, and therefore expect to dispose of approximately $74 million of additional goodwill during the last half of 2005.

Our measurement systems segment acquired the distribution business of Nuovo Pignone S.p.A. and recorded goodwill in the amount of $86.4 million. In addition, measurement systems purchased ownership interest in a Chinese operation in June 2004 and recorded goodwill of approximately $0.2 million.

In December 2003, flow control segment sold the capital stock of LVF S.p.A., a wholly-owned subsidiary. In conjunction with the disposal of LVF S.p.A., we wrote-off the carrying value of the acquired goodwill because the benefits of the acquired goodwill were never realized by its reporting unit. Included in the net loss on the sale of LVF S.p.A. of $4.7 million was a charge of $10.4 million associated with the carrying value of goodwill.

Our intangible assets consist of patents, trademarks, customer lists and other miscellaneous intangible assets. The following are the gross carrying amounts and accumulated amortization of our intangible assets as of December 31:

	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Net Asset	Gross Carrying Amount	Accumulated Amortization	Net Asset
Patents and trademarks	$9.0	$3.9	$5.1	$8.6	$5.8	$2.8
Customer lists and agreements	6.8	2.9	3.9	1.2	0.3	0.9
Other	9.3	7.4	1.9	8.5	5.2	3.3

Total	$25.1	$14.2	$10.9	$18.3	$11.3	$7.0

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to intangible assets subject to amortization was $5.3 million, $2.3 million and $1.8 million for the years ended December 31, 2004, 2003, and 2002, respectively. During 2003, selling, engineering, general and administrative expenses includes the write-off of the unamortized portion of a patent totaling $0.3 million as the patent was no longer being utilized.

The annual estimated future amortization expense for intangible assets for each of the five succeeding years as of December 31, 2004 is as follows:

(in millions)
2005	$5.8
2006	1.5
2007	1.2
2008	0.8
2009	0.7

9. Acquisitions and Dispositions

On/Off Valve Business

In November 2005, we sold substantially all of our worldwide on/off valve business to Cooper Cameron Corporation. The sale of the Brazilian portion of the on/off business is awaiting Brazilian regulatory confirmation of transfer permits and tax documentation, which we expect to be completed in early 2006. The total purchase price for the on/off business was approximately $223.8 million in cash, subject to post-closing adjustments, including $21.3 million attributable to the Brazilian operation. In connection with the sale, Cooper Cameron has assumed certain liabilities which include ordinary course customer/vendor contracts, leases and other commercial agreements; specified agency/distributor agreements; working capital liabilities, including payables and accrued payroll; specified severance, change of control and employment agreements; product warranty/product liability for products shipped post-closing, as well as product warranty/product liability for products shipped pre-closing, but only to the extent of warranty reserves; and liquidated damages on shipped products to the extent of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing.

We retained all liabilities not specifically assumed, including litigation, environmental (whether known or unknown), debt, pension liabilities and other benefit plans; product warranty/product liability for products shipped pre-closing in excess of warranty reserves; liquidated damages on shipped products in excess of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing (net of unused reserves from shipped products).

These financial statements do not reflect the effects of the disposition of our on/off valve business as it does not qualify as a discontinued operation at December 31, 2004. The on/off valve business comprised approximately $439.2 million of total assets and $267.2 million of total liabilities at December 31, 2004. Revenues from the on/off valve business consisted of $421.1 million in 2004, $408.6 million in 2003 and $393.4 million in 2002, and operating income (loss) consisted of $(52.9) million in 2004, $3.1 million in 2003 and $24.7 million in 2002. We do not expect any resulting gain or loss from the sale of our on/off valve business to be significant to the sales transaction.

Instruments Business

Also in November 2005, we sold our instruments business to Ashcroft Holdings, Inc., an affiliate of KPS Special Situations Fund II, L.P. (“Ashcroft”), for approximately $34.0 million in cash, subject to certain

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

post-closing adjustments. Ashcroft assumed certain liabilities which include ordinary course contracts, leases, distributor and sales agent contracts, and other commercial agreements; working capital liabilities, including payables and accrued payroll; termination or severance obligations that may be payable to certain distributors, sales agents and employees; and liabilities under the unit’s German pension plan.

We retained all liabilities not specifically assumed, including certain known environmental liabilities, such as remediation obligations at our Stratford, Connecticut facility; certain pension and frozen retiree medical and life insurance liabilities; specified litigation; and pre-closing product and export control liabilities.

These financial statements do not reflect the effects of the disposition of our instruments business as it does not qualify as a discontinued operation at December 31, 2004. The instruments business comprised approximately $70.1 million of total assets and $23.6 million of total liabilities at December 31, 2004. Revenues from the instruments business consisted of $116.6 million in 2004, $113.1 million in 2003 and $116.2 million in 2002, and operating income (loss) consisted of $(2.8) million in 2004, $(2.6) million in 2003 and $3.4 million in 2002. We do not expect any resulting gain or loss from the sale of our instruments business to be significant to the sales transaction.

Research and Development Technology

In September 2004, we acquired several engines and core technology from Wartsila France SAS, for $12.3 million. The technology and engines were purchased for the purpose of advancing the development of new engine designs. In accordance with “SFAS” No. 2, “Accounting for Research and Development Costs”, items acquired for a particular research and development project that have no alternative future use should be expensed at the time the costs are incurred. As a result, we recognized $12.3 million of expense in 2004, which is reflected in selling, engineering, administrative and general expense in our compression and power systems segment.

Nuovo Pignone

On June 4, 2004, we completed the purchase of the distribution business of Nuovo Pignone S.p.A., a subsidiary of General Electric Company, for approximately $165 million in cash. The purchased business includes a retail fueling distribution operation, comprised of gasoline, liquefied petroleum gas and compressed natural gas dispenser products and services, and a gas meters operation, which manufactures and markets certain natural gas meters. The acquisition was completed to improve our market share in retail fueling, be complementary from a customer, product and geographical perspective and provide us with cost saving opportunities. To finance the cash consideration related to the acquisition, we obtained additional borrowings under our credit facility in the amount of $175 million, which included $3.2 million of capitalized financing fees. The results of operations for this business are reflected in our measurement systems segment as of the beginning of June 2004. See Note 10. “Supplemental Cash Flow Disclosures” for assets acquired and liabilities assumed.

We have accounted for the acquisition under the purchase method of accounting for business combinations and have allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. As a result of the transaction, we recorded $8.7 million of intangible assets related to patents, trademarks, trade names and other miscellaneous intangible assets. The intangible assets are being amortized over 2 to 10 years. In addition, we recorded approximately $86.4 million in goodwill related to this transaction.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the years ended December 31, 2004 and 2003, as if we acquired the Nuovo Pignone distribution business as of the beginning of each period presented:

	2004	2003 (Restated)
	(in millions)
Revenues	$2,058.9	$1,812.5
Net loss	$(69.6)	$(43.8)
Basic and diluted income (loss) per share	$(69,600)	$(43,800)

Wayne China

In June 2004, we purchased a 51% ownership interest in a Chinese operation in order to establish a direct sales and manufacturing presence in China. We paid cash consideration of $2.5 million and recorded approximately $0.2 million in goodwill associated with this transaction. The results of operations for this business are consolidated in our financial statements and are reflected in our measurement systems segment as of June 2004.

LVF

Effective December 16, 2003, we sold the capital stock of LVF S.p.A., our wholly-owned subsidiary, to the former managing director of LVF S.p.A., for a total purchase price of approximately $24.0 million, (20.7 million Euros at an exchange rate of 1.1605) and the assumption of approximately $5.5 million in debt. We incurred a net loss on the transaction of approximately $4.7 million, which is included in other income (expense) in the accompanying statement of operations in 2003. The sale of LVF S.p.A. was consummated pursuant to a share purchase agreement dated November 7, 2003 between LVF Holding S.r.l., our wholly-owned subsidiary, and the former managing director. The effect of the sale of LVF on results of continuing operations was not significant.

Tokheim

In March 2003, we acquired certain assets of Tokheim North America and its MSI business unit for cash consideration of $15.0 million and assumed liabilities. In addition, we entered into a transition services agreement. As a result of the acquisition, we recorded approximately $2.5 million in intangible assets. The intangible assets are being amortized over five years on an accelerated basis and are included in our measurement systems segment. In addition, we incurred $3.4 million of due diligence costs related to portions of the business not acquired, which were expensed.

Modern

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

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, in April 2002, we issued 250,000 shares of our class B common stock to DEG Acquisitions, LLC for $10.0 million. The proceeds were used to finance the Modern Acquisition.

These assets and operations are considered part of our on/off business line and will be sold accordingly.

10. Supplemental Cash Flow Disclosures

During 2004, 2003 and 2002, we paid cash of $167.5 million, $15.4 million and $21.4 million, respectively, for acquisitions (including acquisitions disclosed in Note 9). The following represents assets acquired and liabilities assumed during these periods.

	2004	2003	2002
Receivables	$66.7	$5.9	$4.3
Inventories	40.7	5.9	12.8
Other current assets	3.3	—	—
Long-term receivables and other assets	—	5.9	—
Property, plant and equipment	22.3	1.1	0.2
Goodwill	86.6	—	14.9
Deferred tax assets	5.8	—	—
Intangible assets	8.7	—	—

Assets acquired	234.1	18.8	32.2
Accounts and notes payable	(50.5)	(0.5)	(3.7)
Accrued expenses	(10.6)	(2.9)	—
Employee benefits	(3.1)	—	—
Long-term debt	—	—	(7.1)

Liabilities assumed	(64.2)	(3.4)	(10.8)
Minority interest	(2.4)	—	—

Cash paid for net assets acquired	$167.5	$15.4	$21.4

Other non cash investing and financing activities:

Capital lease obligations of $0.5 and $5.5 million were entered into for the leases of machinery and equipment for the years ended December 31, 2004 and 2003, respectively.

During 2004, we (1) refinanced long-term debt, net of transaction fees for $381.6 million (2) incurred deferred financing fees related to the acquisition of Nuovo Pignone in the amount of $3.2 million and (3) reclassified $5.0 million of mandatorily redeemable common stock to additional paid-in-capital.

11. Debt:

Notes Payable

At December 31, 2004 and 2003, we had $10.7 million and $2.9 million respectively, of notes payable to various banks with a weighted average interest rate of 18.4% and 3.2%, respectively. The increase in the weighted average interest rate was due to the higher borrowing rates in Brazil, which ranged from 20.25% to 21.0%.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt

A summary of our outstanding long-term borrowings consisted of the following at December 31:

Description	2004	2003
	( in millions)
Senior Subordinated notes, 9.18% and 9.17%, due 2011 (1)	$554.3	$555.0
Tranche B term loan, 4.75% and 5.66% (2)	—	381.6
Tranche C term loan, 4.53% due 2009 (3)	380.0	—
Unsecured Term Loan, 5.84% due 2010	125.0	—
Other 2.2% to 8.3%, due 2006 through 2008 (4)	5.7	7.5

	1,065.0	944.1

Less: Current portion	(3.2)	(2.7)

Long term debt	$1,061.8	$941.4

(1)	The premium on the Senior Subordinated notes is being amortized on the straight-line method over the term and is reflected as a reduction to interest expense.
(2)	The Tranche B term loan was paid in full in March 2004.
(3)	In December 2005, we used proceeds of $215 million from the sale of substantially all of our on/off valves business and our instruments business to repay a portion of our Tranche C term loan.
(4)	Includes $3.2 million and $4.5 million in capital lease obligations at December 31, 2004 and 2003, respectively.

In connection with the recapitalization transaction, we issued $300.0 million of 9 3/8% senior subordinated notes due April 2011 and obtained a credit facility. The notes may be redeemed beginning April 15, 2006 and the initial redemption price is 104.688% of the principal amount plus accrued interest. In March 2002, we issued an additional $250.0 million of notes also due April 2011. The additional notes were issued at 102.5% of their principal amounts and we recorded $6.3 million of premium, which is being amortized to interest expense over the term of the notes. The net proceeds from the issuance of the additional notes were used to repay existing indebtedness. At December 31, 2004 and 2003, the Senior Subordinated notes included $4.3 million and $5.0 million, respectively, of unamortized bond premium. Deferred financing charges incurred with the issuance were $6.1 million, which are being amortized over the term of the notes and recorded as an increase in interest expense. Upon a change of control, we will be required to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest. The wholly-owned domestic subsidiaries of Dresser, Inc. guarantee the notes. See Note 20. “Supplemental Guarantor Information.”

Also during 2001, we obtained an eight-year $455.0 million Tranche B term loan under our then existing credit facility and made subsequent payments during 2001, 2002 and 2003. In March 2004, we entered into an amendment to our credit facility and refinanced $381.6 million of our Tranche B term loan with a new six-year $125 million senior unsecured term loan, which matures in April 2009, and a new $260 million Tranche C term loan, which matures in April 2009. The Tranche B term loan was paid in full with the completion of the refinancing. The $125 million senior unsecured term loan bears an interest rate of LIBOR plus 3.5% and the Tranche C term loan bears an interest rate of LIBOR plus 2.5%. We elected to prepay $25 million of our Tranche C term loan at the time the refinancing was completed. In connection with the refinancing, we expensed approximately $11.3 million in deferred financing cost associated with the Tranche B term loan, which was reflected in interest expense. The covenants contained in the agreement governing our new senior unsecured term loan are similar to those included in the indenture governing our senior subordinated notes. In June 2004, in conjunction with the acquisition of the Nuovo Pignone distribution business, we obtained an additional $175 million of borrowings under our Tranche C term loan, which included approximately $3.2 million in capitalized

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financing fees. In July, August and October 2004, we made optional prepayments of $10 million each. As a result of the optional prepayments, no mandatory principal payments are due on our Tranche C term loan until March 2008.

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

The credit agreement, as amended to the date of these financial statements, limits our ability to, among others: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We are also required to indemnify the agent and lenders and comply with specified financial and affirmative covenants including a total debt to EBITDA ratio and an interest coverage ratio. EBITDA is defined in our credit agreement and indenture to exclude certain unusual charges and other items and hence is not calculated in the same manner as the EBITDA presented elsewhere in this Form 10-K.

As part of our credit agreement, beginning with fiscal year end 2002, we are required to make a mandatory prepayment, 90 days after year end, if our total debt to EBITDA ratio, as defined, is above certain levels. If our total debt to EBITDA ratio is in excess of 4.00 to 1.00 we will be required to pay 75% of excess cash flow, as defined in the credit agreement. If the total debt to EBITDA ratio is above 2.50 to 1.00 and below 4.00 to 1.00, then we will be required to pay 50% of excess cash flow as defined under the agreement. If the total debt to EBITDA ratio is equal to or less than 2.50 to 1.00, no such payment is required. To date, we have not been required to make any mandatory prepayments.

During 2005, we entered into several amendments and waivers to our credit agreement, that among other things, amended certain financial covenants under our senior secured credit facility and extended to February 15, 2006, our deadline for providing our senior lenders with audited financial statements for the year ended December 31, 2004, and restated audited financial statements, to the extent that financial statements for earlier years are required to be restated in connection with the preparation of the 2004 financial statements. The amendment also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

In addition, during 2005, we entered into several consents and waivers to our senior unsecured term loan agreement and extended to February 15, 2006, the deadline for providing our lenders under the senior unsecured term loan agreement with audited financial statements for the year ended December 31, 2004 and extended to February 15, 2006, our deadline for providing these lenders with unaudited financial statements for the first, second and third quarters of 2005. The consent also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders under the credit agreement prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

Prior to the filing of this Form 10-K with the SEC, we had not timely furnished certain annual and quarterly financial information required to be contained in our 2004 Form 10-K and our 2005 First, Second and Third Quarter Reports on Form 10-Q, respectively, as required by Section 4.03(a) of the indenture governing our senior

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subordinated notes. In addition, because of the restatement of prior period financial information described in this Form 10-K, certain of our prior SEC filings may be deemed not to have complied with Section 4.03(a). On December 6, 2005, we commenced a solicitation of consents from the holders of these notes and on December 19, 2005, executed a supplemental indenture extending the financial statement delivery requirement to February 15, 2006 and waiving past defaults. With the filing of this Form 10-K and the filing of the Company’s 2005 First, Second and Third Quarter Reports on Form 10-Q, we will satisfy the applicable requirements of, and cure any default that may have been deemed to exist under, Section 4.03(a) of the indenture.

We have a $100.0 million revolving credit facility, of which $43.4 million was available subject to certain conditions, and $56.6 million was utilized for letters of credit as of December 31, 2004. As of December 31, 2004, required payments of outstanding debt consisted of $0.8 million in 2005, $0.8 million in 2006, $0.4 million in 2007, $191.4 million in 2008, $189.0 million in 2009 and $675.0 million thereafter.

Amortization of deferred financing fees incurred in connection with the credit facility and senior subordinated notes, including the write-off of fees, was $17.0 million, $7.4 million, and $16.8 million, in 2004, 2003 and 2002, respectively. Amortization in 2004 included $11.3 million related to the write-off of unamortized deferred financing costs associated with the refinancing of our Tranche B term loan. Amortization in 2002 included $10.1 million related to the write-off of unamortized deferred financing costs associated with the extinguishment of debt.

Minimum principal payments on our long-term debt subsequent to 2004 are as follows:

(in millions)
2005	$3.2
2006	1.3
2007	0.7
2008	191.5
2009	189.0
Thereafter	675.0

Total (1)	$1,060.7

(1)	Excludes the $4.3 million premium which is amortized over the life of the notes and reflected in long term debt on our balance sheet.

12. Financial Instruments

As a multinational company, we are exposed to changes in foreign currency exchange rates, interest rates, commodity prices and credit risk. We use a variety of practices to manage these market risks, including operating and financing activities, and where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. All derivative instruments are either exchange traded or are entered into with major financial institutions. Our credit exposure under these arrangements is limited to the fair value of the agreements. Additionally, credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

Foreign Currency Risk

Foreign currency risk is managed by the use of foreign exchange forward contracts. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency exposure. Our strategy is to reduce our risk of cash flow variability in our business. At December 31, 2004 and 2003, we had a notional value of $184.4 million and $135.8 million, respectively, of foreign exchange risk hedged using forward exchange contracts.

From time to time, we may also enter into forward exchange contracts to hedge foreign currency denominated payments under intercompany loan agreements. We use forward contracts with maturities comparable to the forecasted principal repayments on the intercompany loan. Hedged transactions are primarily denominated in Japanese yen, Canadian dollars, Great Britain pounds, and Euro. Increases and decreases in the fair market values in forward exchange contracts are essentially offset by changes in the values of the net underlying foreign currency exposures. As of December 31, 2004 and 2003, we had forward contracts hedging intercompany loans with a notional value of $96.9 million and $74.6 million, respectively, included above. The fair value of these contracts was de minimus at December 31, 2004 and 2003.

Translation Risk

The income statements of foreign operations are translated into U.S. dollars at the average exchange rates in effect each month. The balance sheets of these operations are translated at month-end exchange rates, and the differences from historical exchange rates are reflected in shareholders’ deficit as foreign currency translation adjustments. Translation exposure generally is not hedged. The risk to any particular entity’s net assets is minimized to the extent that many of our non-U.S. operations buy the majority of their inputs and sell the majority of their outputs in their local currency, thereby minimizing the effect of currency rate changes on their local operating profit margin percentage.

Interest Rate Risk

Our financial performance may be exposed to movements in short-term floating market interest rates, which we may manage through various interest rate swap agreements. Our objective in managing this interest rate exposure is to comply with the terms of our credit agreements, to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. We had no interest rate swap agreements in effect during 2004. During 2003, we had two interest rate swap agreements, one of which matured in July 2003 and one which was terminated in March 2003. We recorded $1.8 million in interest expense as a result of these interest rate swap agreements.

Commodity Price Risk

From time to time, we may be subject to commodity price risk related to steel and other alloy metals used in the manufacture of our products. We historically have not entered into derivative instruments to hedge this risk, but may do so in the future if we deem it appropriate.

Credit Risk

We are subject to credit risk related to our financial instrument assets. Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, and derivative instruments. We maintain cash and cash equivalents with various major financial institutions. Trade receivables are generated from a diverse group of customers with no significant concentrations of receivables from any single customer. Our exposure to credit risk is affected to some degree by conditions within the energy industry; however, the geographical dispersion of our customer base tends to mitigate this risk.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are no significant concentrations of credit risk with any individual counterparty or group of counterparties related to our derivative contracts. We select counterparties based on creditworthiness, which is continually monitored, and counterparties’ ability to perform their obligations under the terms of the transactions. We do not expect any counterparties to fail to meet their obligations under these contracts given their high credit ratings; therefore, we consider the credit risk associated with the derivative contracts to be minimal.

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

We estimate the fair value of our fixed rate debt for the 9 3/8% notes based on market prices and for the remainder of our fixed rate debt generally using discounted cash flow analysis based on our current borrowing rates for debts with similar maturities. The estimated fair value of the fixed rate debt at December 31, 2004 and 2003 was approximately $604.5 million and $602.8 million, respectively. The carrying value of the fixed rate debt was approximately $556.5 million and $559.1 million, at December 31, 2004 and 2003, respectively.

As of December 31, 2004, and 2003, our forward exchange contracts had a fair value of $3.9 million and $3.6 million, respectively, and are reflected in accumulated other comprehensive loss.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Our cash flow hedges were effective in 2004 and 2003 and consequently resulted in no net income effect. At December 31, 2004, we expect to reclassify $3.9 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. The maximum maturity of cash flow derivatives in place at December 31, 2004 is January 2006.

13. Related Party Transactions

Halliburton

During 2004, 2003 and 2002 we sold approximately $5.9 million, $24.3 million and $49.0 million respectively of valve products to affiliates of Halliburton. Accounts receivable related to these affiliates totaled approximately $1.5 million and $13.1 million at December 31, 2004 and 2003.

Pursuant to agreements with Halliburton, we own all right, title and interest in and to the marks “Dresser” and “Dresser and Design” and other trademarks and service marks in the U.S. and in various jurisdictions throughout the world. We granted back to Halliburton a non-exclusive license to use these marks during a transition period, which expired in April 2004. We also granted back to Halliburton a perpetual, exclusive license to use the name “Dresser Industries” provided the name is not used in connection with raising capital, or the sale, promotion, design or manufacture of goods or services that would create market confusion affecting Dresser. We

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also granted to Halliburton the use of the name “Dresser Industries, Inc.” for use as a holding company name. In addition, we have agreed not to use the Dresser name for seven years from the date of the agreement in certain businesses where Halliburton operates, or to directly compete with Halliburton for three years from the date of the agreement.

First Reserve and Odyssey

We reimburse First Reserve and Odyssey for certain expenses incurred in connection with the ongoing ownership and management of Dresser. There were no reimbursed expenses during 2004. In each of 2003 and 2002, we reimbursed First Reserve and Odyssey approximately $0.1 million for these expenses.

Entech

In connection with our 2001 acquisition of Entech Industries, Inc. from funds managed by First Reserve and the other Entech shareholders, our consideration included issuing shares of our common stock in exchange for each outstanding share of Entech common stock. At the time we purchased Entech, certain former Entech shareholders had a put right with respect to their 27,908 shares of Entech common stock, which we assumed by giving them a similar put right with respect to the shares of our common stock they received in the acquisition. This put right allowed them to require us to purchase their shares of our common stock at a purchase price of 107.49 British Pounds per share. In connection with the modification of our corporate structure in 2002, the shares subject to the put right became class A common shares of Dresser, Ltd. Due to Dresser, Ltd.’s having no substantive operations, the obligation relating to the put rights was reflected as mandatorily redeemable common stock in our financial statements. In April 2004, those former Entech stockholders exercised their put right. To facilitate the repurchase of the shares, we established a loan to Dresser, Ltd. with which the shares were repurchased, which is reflected as contra-equity in our financial statements. Accordingly, the shares were transferred from mandatorily redeemable stock to shareholders’ equity and reflected as an advance to Dresser, Ltd. to reflect the settlement of the put rights of $5.0 million. The advance to Dresser, Ltd. is to be reduced by proceeds received by us on behalf of Dresser, Ltd. from the escrow account (discussed below) or from the exercise of options to acquire Dresser, Ltd. common shares.

At the time of the Entech acquisition, the First Reserve funds invested in Entech and certain other Entech shareholders deposited into an escrow account shares of our common stock equal to the then aggregate value of certain known liabilities of Entech, including the value of the put right in excess of $40 per share, for us to use to satisfy those liabilities as they became due. In connection with the modification of our corporate structure in 2002, the shares deposited in the escrow account became common shares of Dresser, Ltd. Each First Reserve fund and the other two shareholders that deposited shares in the escrow account had the right to remove their shares from the escrow account upon substituting cash into the escrow account in an amount equal to $40 per share or a greater fair market determined by us, and either the shareholders or we could challenge the valuation used for any cash substitution. By June 2004, the shares in the escrow account held by First Reserve Funds and not previously used to satisfy other known Entech liabilities had been replaced with approximately $2.9 million in cash at a rate of $40 per share, which valuation was not challenged. The proceeds received from the escrow account were used to reduce the advance to Dresser, Ltd. The holders of the remaining 9,134 escrowed shares replaced their shares with approximately $0.3 million in cash in September 2004. The difference between the amount we paid to the putting shareholders and the amount of funds in the escrow account at the time the put right was exercised, in excess of $40 per share repurchased, reflects the decreased value of the U.S. dollar against the British Pound since the closing of the Entech acquisition, when the dollar value of the put right and the other known liabilities addressed by the escrow account was estimated.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received by us from the exercise of stock options of approximately $0.5 million has also reduced the advance to Dresser, Ltd., resulting in a loan receivable balance at December 31, 2004 of $1.6 million. The loan bears interest at LIBOR plus 2.75% and is payable on demand.

Dresser—Rand Group, Inc.

In October 2004, we agreed to license the “Dresser” name and trademark to Dresser—Rand Group, Inc., owned by First Reserve, for a total of $5 million of consideration to be recognized as income over a ten-year period. The agreement, which was approved by disinterested members of our Executive Committee, allows Dresser—Rand Group, Inc. world-wide, limited, nonexclusive, terminable license to use the “Dresser” name as a part of any trade name, corporate name, domain name, trademark or service mark in connection with the Dresser—Rand business lines.

DEG Acquisitions, LLC

Pursuant to a tax sharing agreement between DEG Acquisitions, LLC and us for periods prior to July 3, 2002, (i) DEG Acquisitions will file consolidated, combined or unitary federal, state, local and foreign income tax returns on behalf of itself and its subsidiaries, including us, to the extent it is permitted to do so under the relevant law, and (ii) we are obligated to pay to DEG Acquisitions a portion of the total income tax liability of DEG Acquisitions and its subsidiaries, in an amount equal to the excess of (a) the relevant income tax liability of DEG Acquisitions and its subsidiaries for a taxable period over (b) the corresponding consolidated, combined or unitary income tax liability of DEG Acquisitions and its subsidiaries that DEG Acquisitions would have incurred if we and our subsidiaries had not been subsidiaries of DEG Acquisitions. However, our income taxes are recognized for financial reporting purposes on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America.

Investor and Sponsor Rights Agreements

In April 2001, we entered into an Investor Rights Agreement with DEG Acquisitions, LLC, Halliburton and certain members of our management who are also shareholders. In July 2002, we assigned our rights and obligations under the Investor Rights Agreement to Dresser, Ltd. As a result, Dresser, Ltd, agreed to assume, perform, and discharge all of Dresser’s obligations under the Investor Rights Agreement.

In April 2001, we entered into a Sponsor Rights Agreement and in July 2002, we entered into a consent, amendment, assignment and assumption of the Dresser, Inc. Sponsor Rights Agreement. As a result of this agreement, Dresser assigned its rights and obligations under the Sponsor Rights Agreement, to Dresser, Ltd. Dresser, Ltd. agreed to assume, perform, and discharge all of Dresser’s obligations under the Sponsor Right Agreement. The Sponsor Rights Agreement, among affiliates of First Reserve and Odyssey who hold all of the equity interests in DEG Acquisitions, LLC, provides that there will be a Board of Directors of Dresser, and subsequent to the amendment, Dresser Ltd., consisting of nine directors, five of whom will be designated by First Reserve, two of whom will be designated by Odyssey and two of whom will be members of our management. The Sponsor Rights Agreement also provides that unless at least one director nominated by each of First Reserve and Odyssey agrees, the Board of Directors will be prohibited from allowing us to take certain actions including incurring certain indebtedness, consummating certain acquisitions or asset dispositions, and making certain changes in our management. The Sponsor Rights Agreement also contains other customary provisions, including registration rights.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes

The federal and state income tax provision is summarized as follows:

	For the Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in millions)
Current Income Tax Expense:
United States
Federal	$—	$—	$—
State	0.3	0.3	0.3
Foreign	15.6	16.8	14.4

	$15.9	$17.1	$14.7

Deferred Income Tax Expense (Benefit):
United States
Federal	$—	$—	$—
State	—	—	—
Foreign	(4.2)	0.3	(0.7)

	$(4.2)	$0.3	$(0.7)

Provision for income taxes	$11.7	$17.4	$14.0

The United States and foreign components of income (loss) before income taxes, are as follows:

	For the Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in millions)
United States	$(61.8)	$(40.5)	$(23.9)
Foreign	10.2	19.9	27.2

Total	$(51.6)	$(20.6)	$3.3

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

	For the Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in millions)
Computed tax at the federal statutory rate of 35%	$(18.0)	$(7.2)	$1.2
Change in valuation allowance	3.0	13.0	8.8
State taxes, net of federal benefit	0.2	0.2	0.2
Foreign tax in excess of U.S. tax rate	8.7	11.6	3.3
Undistributed earnings of foreign subsidiaries	—	1.6	—
Rate changes	(1.3)	—	—
Stock options	0.9	—	—
Distributions	(2.7)	2.1	0.2
Goodwill impairment	18.9	—	—
Loss on disposal	—	(2.8)	—
Foreign exchange gain/loss	(0.2)	(1.2)	(1.0)
Non-deductible expenses	0.9	0.7	0.5
Other permanent differences	1.3	(0.6)	0.8

Provision for income taxes	$11.7	$17.4	$14.0

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2004	2003 (Restated)
	(in millions)
Deferred income tax assets:
Inventory	$40.4	$38.2
Fixed assets	17.2	19.9
Goodwill and other intangible assets	101.0	102.7
Pension and postretirement benefit obligations	107.6	109.3
Warranty expense	8.1	5.3
Accrued compensation & benefits	5.3	2.6
Deferred compensation	11.0	9.5
Net operating loss carryforwards	88.1	96.6
Other	9.0	1.8

Total deferred income tax assets	387.7	385.9
Valuation allowance	(314.3)	(326.2)

Deferred income tax assets	73.4	59.7
Deferred income tax liabilities
Deferred gains	(38.6)	(34.6)
Undistributed earnings of foreign subsidiaries	(4.0)	(4.0)
Deferred financing fees	(4.3)	(5.2)

Deferred income tax liabilities	(46.9)	(43.8)

Net Deferred income tax assets	$26.5	$15.9

We have net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of approximately $192.2 million; $48.3 million expiring in 2020, $30.4 million expiring in 2021, $23.2 million expiring in 2022, $70.7 million expiring in 2023 and $19.6 million expiring in 2024. If certain substantial changes in our ownership occur, there would be an annual limitation on the amount of the NOL carryforward that can be utilized. In addition, we have approximately $42.7 million in foreign net operating losses, primarily in Italy, the United Kingdom and Germany. These losses have expiration periods ranging from 2005 to indefinite recovery.

In assessing the realization of deferred tax assets, we must determine whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. We have assessed our current and past performance, market conditions and future taxable income projections and determined that a valuation allowance against certain deferred tax assets is necessary at December 31, 2004 and 2003, because of the uncertainty regarding realization of the deferred tax assets.

We believe our Italian subsidiary’s acquisition of another business interest will result in realization of a deferred tax asset. Accordingly, in 2004, we reversed approximately $5.1 million of valuation allowance against the goodwill resulting from the purchase. Other increases (decreases) in the valuation allowance charged to equity (other comprehensive income (loss) items) relate to changes in minimum pension liabilities, derivatives and cumulative transaction adjustments of $(10.2) million, $(10.5) million, and $(3.0) million for the years ended December 31, 2004, 2003, and 2002, respectively.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies

Halliburton Indemnifications

In accordance with the agreement relating to our recapitalization transaction, Halliburton agreed to indemnify us for certain items. Those indemnified items include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of Dresser. In addition, Halliburton has agreed to indemnify us for certain other claims and liabilities, including: any other product liability claim made on or prior to closing of the recapitalization; any other loss, liability, damage or expense resulting from any action, suit or proceeding initiated prior to the closing; any asbestos claims (present or future) based on or arising out of events or occurrences with respect to our businesses prior to the closing; and certain environmental liability claims against us, to the extent that notice is given to Halliburton prior to the fifth anniversary of the closing. Halliburton had also agreed to indemnify us against any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing but such rights with respect to those claims expired in April 2004. The maximum aggregate amount of all losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950 million. In the case of certain general indemnities in the recapitalization agreement, other than those described above, there is an aggregate $15 million deductible that is applicable prior to the indemnification obligations. In addition, any single claim for such indemnities is subject to a threshold of $0.5 million in the case where there was no knowledge of such claim by Halliburton and a $0.1 million threshold if there was knowledge. For purposes of determining the threshold or maximum amount of indemnity and other overall indemnity obligations, such amounts shall be offset by insurance proceeds received by us or the amount of tax benefit received by us. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

Under the agreement relating to our recapitalization transaction, we agreed to indemnify Halliburton for all assumed obligations of the businesses as set forth in the recapitalization agreement. This includes certain environmental matters including those arising out of acts by us which take place after the closing. We have the same aggregate indemnity deductible and maximum indemnity obligation as set forth above in the Halliburton indemnity, but do not have the single claim thresholds described above. In addition, the indemnifiable amounts have the same offsets as set forth above with regard to insurance proceeds and tax benefits received by Halliburton.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. In December 2003, certain affiliates of Halliburton filed a petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Pennsylvania. Those affiliates filed a plan of reorganization that became effective on January 20, 2005, which requires asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust established under the plan. The plan prevents us from asserting our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization. However, this indemnification right is unnecessary because the plan also prevents those asbestos plaintiffs from asserting claims against us.

We have not historically incurred, and in the future we do not believe that we will incur, any material liability as a result of the past use of asbestos in products manufactured by the businesses currently owned by us or any predecessor entities of those businesses.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

At December 31, 2004, we were obligated under non-cancelable operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. Rental expense charged to operations for such leases totaled $20.1 million, $17.0 million and $17.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Additionally, we have entered into several capital leases. Assets on our books related to capital leases are included in machinery and equipment and total $2.5 million and $4.4 million net of accumulated amortization of $3.7 million and $1.7 million at December 31, 2004 and 2003, respectively. Future minimum lease payments under capital and operating leases that had initial or remaining non-cancelable lease terms at December 31, 2004, were as follows:

	Capital Leases	Operating Leases
	(in millions)
2005	$2.4	$19.6
2006	0.5	14.8
2007	0.2	9.4
2008	0.1	7.1
2009	—	6.1
Thereafter	—	14.0

Total	$3.2	$71.0

Less amount representing interest	(0.2)

Present value of minimum lease payments (including current portion of $2.5)	$3.0

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

As a result, we spend money each year assessing and remediating contaminated properties to avoid future liabilities, to assess and comply with legal and regulatory requirements, to minimize pollution costs, or to respond to claims by third parties. Several such sites are currently being investigated and/or remediated under applicable environmental law. While we do not expect the costs for such activities will be, in the aggregate, material, and also believe that the Halliburton indemnity (described above) will provide coverage for many of these costs, we have set aside reserves for these costs. However, in the event that we were to incur these costs ourselves, these reserves may not fully cover the costs of such investigation and/or remediation. Going forward, we expect to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, we do not expect those costs, in the aggregate, to be material.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As Halliburton has publicly disclosed, during the past several years it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. Pursuant to the recapitalization agreement with Halliburton, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be “excluded liabilities,” whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of our businesses. The recapitalization agreement provides for certain indemnification obligations of Halliburton for losses and liabilities that we incur arising out of, among others, such “excluded liabilities.” Those affiliates filed a plan of reorganization that became effective on January 20, 2005, which requires asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust established under the plan. The plan prevents us from asserting our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization. However, this indemnification right is unnecessary because the plan also prevents those asbestos plaintiffs from asserting claims against us. See “Halliburton Indemnifications,” above and “Note 1. Organization and Basis of Presentation.”

We have not incurred, and do not believe that we will incur, any material liability as a result of the past use of asbestos in products manufactured by the businesses currently owned by us or any predecessor entities of our businesses.

Export Controls and Economic Sanctions Under Applicable U.S. Commerce and Treasury Department Regulations

In April 2004, we received allegations that the Dubai branch of one of our U.S. subsidiaries may have engaged in transactions involving the sale of control valves and related parts to Iraq without required authorization. Upon initial investigation, we found transactions by the branch relating to Iraq, Iran and Sudan that appeared to have been undertaken without the required prior U.S. governmental authorizations. A short time after the Dubai branch investigation commenced, we expanded the investigation to include other Dresser affiliates that since January 1999 may have engaged in transactions relating to U.S.-sanctioned countries (including those countries already mentioned, Libya (prior to April 2004), Cuba and Syria (since mid-May 2004)) to determine whether there were any other violations of U.S. laws related to export controls and economic sanctions. The investigation was completed and voluntary disclosures to the U.S. Commerce and Treasury departments were made in late April 2005. The investigation identified a significant number of sales by certain of our other foreign affiliates to sanctioned countries (in addition to the sales by the Dubai branch) that appear to have been performed without required U.S. government authorization.

In response to the foregoing, we have undertaken and are continuing to implement a comprehensive remedial program that is designed to prevent further unlawful transactions by our foreign subsidiaries and branches, and unlawful facilitations by U.S. persons of otherwise legal transactions by our foreign subsidiaries, involving sanctioned countries. While our foreign subsidiaries may lawfully conduct business with sanctioned countries (other than Cuba), pursuant to a recently adopted company-wide policy they will no longer be permitted to accept new business (other than such business as they are contractually obligated to undertake in compliance with U.S. laws) intended to or for Iran or Sudan. We have also adopted a requirement that the U.S. export/import compliance and/or legal department conduct a review of all proposed transactions by our foreign subsidiaries relating to sanctioned countries to determine whether such sales are consistent with the new policy and in compliance with applicable U.S. laws. In addition, we have issued further guidance and provided additional training to our employees concerning the application of U.S. foreign trade controls, and we have reorganized our management team that oversees compliance with these controls. Primary responsibility for

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

overseeing such compliance resides with a newly created corporate officer position titled Executive Vice President, Ethics and Compliance, which reports directly to the Chief Executive Officer and to the Audit Committee. We have also established the position of Corporate Export/Import Compliance Director, reporting directly to the new Executive Vice President. At each business unit, compliance managers and export/import compliance managers have also been appointed. These business unit managers report to the new Executive Vice President and the new Corporate Export /Import Compliance Director, respectively. We are also taking appropriate disciplinary action against personnel who failed to meet their obligations under company-wide policy or otherwise engaged in wrongful conduct.

While our investigation has been completed, and voluntary disclosure reports have been submitted to the U.S. Commerce and Treasury departments, it remains unclear as to what extent the various activities reported to these government agencies violate U.S. export control and economic sanctions regulations and what penalties the government agencies may seek to impose for conduct that is found to be unlawful. Accordingly, we are unable to determine at this time the extent of violations or the nature or size of the penalties to which we may be subject as a result of any unauthorized dealings with U.S.-sanctioned countries. If we are found to be in violation of the applicable U.S. Commerce and Treasury department regulations restricting dealings with Iran, Sudan, and Cuba (and in the past, Iraq and Libya), we could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in export trading or to have our foreign affiliates receive U.S.-origin goods, software or technology.

We believe that a loss in connection with this matter is probable and currently estimate our minimum probable liability to be approximately $0.8 million, which we recorded as a reserve in the fourth quarter of 2004. Given that the resolution of these issues is inherently uncertain at this time, we are not able to reasonably estimate the maximum amount or a meaningful range of probable or reasonably likely liability that could result from an adverse resolution of this matter or any related private causes of action that may arise. Since the U.S. Commerce and Treasury departments could impose aggregate penalties in excess of the reserve, and these amounts could be substantial, we cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the United States, or on our financial condition. In addition, our expenses related to the investigation and remedial actions have been and may continue to be substantial.

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

In addition, Andrew E. Graves resigned his position as President of Flow Solutions in May 2005. Mr. Graves will receive approximately $3.0 million in severance benefits pursuant to his employment agreement. As a result, we recorded approximately $1.4 million related to cash-based severance expense and approximately $1.6 million related to stock option expense during the second quarter of 2005.

16. Shareholders’ Equity

Capital Stock of Dresser, Inc.

Prior to July 2002, we had authorized the issuance of shares of class A common stock and class B common stock. Effective July 2002, we entered into an agreement and plan of merger (“Merger Agreement”) with

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dresser, Ltd., a Bermuda company, and Dresser Mergerco Inc., a Delaware Corporation and a wholly-owned indirect subsidiary of Dresser and Dresser, Ltd. Dresser Mergerco merged with and into Dresser, with Dresser being the surviving corporation. Upon the terms of the Merger Agreement, each outstanding share of Dresser common stock was cancelled and the holders received one class A common share of Dresser, Ltd., for each share of Dresser class A common stock, and one class B common share of Dresser, Ltd. for each share of Dresser class B common stock, respectively, held by each shareholder. The reorganization was accounted for as a reorganization of entities under common control, and accordingly, it did not result in any changes to the amounts of assets, liabilities, and shareholders’ deficit of Dresser.

The certification of incorporation was amended such that the total number of shares of stock which Dresser has the authority to issue is 10,000 having a par value of $0.01 per share of common stock. Dresser Holdings, Inc., a wholly-owed indirect subsidiary of Dresser, Ltd., is the sole shareholder of Dresser. The number of shares issued and outstanding at December 31, 2004 and 2003, were 1,000 shares of class A common stock.

Capital Stock of Dresser, Ltd.

Under the terms of the Merger Agreement, Dresser, Ltd. was authorized in July 2002 to issue up to 15 million shares consisting of 13 million class A common shares and two million class B common shares. In January 2004, Dresser, Ltd. increased its authorized class B shares to three million. The holder of each class A common share is entitled to notice of any shareholders’ meeting and has the right to one vote for each matter brought before the shareholders. The holders of the class B common shares have no voting rights.

In accordance with Dresser’s Agreement and Plan of Recapitalization, Halliburton retained an approximate 5.1% voting interest in 2001 for which Halliburton received 537,408 shares of class A common stock valued at $21.5 million on the date of closing. In 2001, Dresser also issued DEG Acquisition, LLC 9.7 million shares of class A common stock and 300,000 shares of class B common stock valued at $400.0 million on the date of closing. In connection with its acquisition of Entech in 2001, Dresser issued 171,756 shares of class A common stock and 490,744 shares of class B common stock valued at $26.5 million, net of 52,857 shares reacquired for $2.1 million. In April 2002, Dresser issued 250,000 shares of class B common stock to DEG Acquisitions, LLC for $10.0 million to finance the Modern Acquisition. Each share of class A common stock and class B common stock was converted to Dresser, Ltd. shares in July 2002 under the terms of the Merger Agreement.

Also in July 2002, Dresser forgave a receivable with a value of $2.2 million for the return of 7,017 shares of class A common shares and 48,680 shares of class B common shares. These shares were subsequently cancelled. During 2003, 7,396 class B common shares valued at $0.3 million were issued as settlement for a severance obligation as a result of Dresser’s acquisition of Entech. In April 2004, 27,908 shares of class A common shares associated with the Entech acquisition were redeemed at the option of the shareholders.

In addition, Dresser has previously issued and may continue to issue shares of class A and class B common stock to its employees and its non-employee board members as compensation under the Dresser, Ltd stock incentive plans described below. At December 31, 2004 there were 10.5 million shares of Class A and 1.1 million shares of class B common stock. At December 31, 2003, there were 10.5 million class A shares and 1.1 million class B shares outstanding.

Share Incentive Plan

The Dresser, Ltd. Share Incentive Plan is the successor and continuation of the Dresser, Inc. 2001 Stock Incentive Plan with respect to those participants who were a part of the plan as of July 3, 2002. This Share

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Plan permits the grant of a variety of equity based compensation awards, including non-qualified share options, incentive share options, restricted share awards, phantom shares, share appreciation rights and other rights with respect to our common shares. One million seventy thousand (1,070,000) common shares (which must be class B common shares, par value $0.01) are issuable under the Share Incentive Plan (subject to adjustment for events such as share dividends, share splits, recapitalizations, mergers and reorganizations). Our employees, consultants and directors are eligible to receive awards under the Share Incentive Plan.

In July 2004, we implemented a program allowing employee option holders the opportunity to surrender a portion of their current options in exchange for some combination of new time and performance options. The program was completed on August 23, 2004. In some foreign jurisdictions the program was structured as a cancellation of options and amendment of existing options to comply with foreign tax laws, but the end result of the program did not change. The replacement options were issued with the same exercise price as the original options ($40) and will vest and expire as if issued on the original issuance date of the surrendered options. The performance component of the performance options has been modified to increase the likelihood for achievement of the performance conditions, and therefore acceleration of vesting of those options, through lower thresholds than the original performance criteria. Performance options automatically vest nine and one half years from the original issuance date, however vesting can be accelerated whereby 25% of these options can vest annually, should performance criteria be met in calendar years 2004 through 2007. No acceleration of vesting occurred on these options in 2004. All of the option holders exchanged their options. As a result, 234,333 options were surrendered, and 35,208 time-based and 149,875 performance options, were issued in replacement. The incremental value associated with the cancellation and reissuance of these options did not have a significant impact on our stock-based compensation expense.

Additionally, in July 2004, we issued 259,250 new time-based Dresser, Ltd. options and 259,250 new Dresser, Ltd. performance options to certain employees. All options were issued with an exercise price of $40 per share, and generally expire ten years from the issuance date. The time-based options generally vest 20% on the first anniversary on the date of the grant then one forty-eighth of the remaining 80% per month thereafter until the options are fully vested, and the performance options vest automatically in nine and one half years, with vesting accelerated, up to 25% per year, should performance criteria be met in calendar years 2004 through 2007. No acceleration of vesting occurred on these options in 2004. Vesting and expiration dates for options issued to three employees are based on their date of employment and, as a result, their vesting is accelerated. The options are estimated to have five to six year expected lives, and the value of the options will be expensed over the expected vesting period of the respective options.

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

SFAS No. 123 Accounting for Stock-Based Compensation

SFAS No. 123 defines a fair value method of accounting for employee stock compensation and encourages, but does not require all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income as if the fair value based method of accounting as defined in the statement had been applied. Prior to 2004 we accounted for the stock option plans in

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with APB No. 25, under which no compensation cost had been recognized for stock option awards. Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123. Under the modified prospective method of adoption as provided by SFAS No. 148, compensation cost recognized in 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from their original effective date.

The fair value of the options as disclosed in Note 2. “Restatement of Historical Financial Statements” was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Assumptions	2004	2002
Volatility	0.01%	0.01%
Risk-free rate	3.16%-4.02%	3.73%
Dividend yield	0%	0%
Expected life	3-6 years	10 years

The weighted average fair value of options granted in 2004 and 2002 was $32.66 and 12.65, respectively. No options were granted during 2003. All options issued in 2004 were issued at below estimated market value. All options issued in 2002 were issued at estimated market value.

A summary of the stock option activity and the related information is as follows:

	Above Market Value		Equal to Market Value		Below Market Value		Total
	Common Stock Underlying the Options	Weighted Average Exercise Price	Common Stock Underlying the Options	Weighted Average Exercise Price	Common Stock Underlying the Options	Weighted Average Exercise Price	Common Stock Underlying the Options
Outstanding at January 1, 2002	1,912	$70.29	616,088	$40.00	—	$—	618,000
Granted	—	—	95,147	40.00	—	—	95,147
Forfeited	—	—	(48,000)	40.00	—	—	(48,000)

Outstanding at December 31, 2002	1,912	$70.29	663,235	$40.00	—	$—	665,147
Forfeited	—	—	(55,000)	40.00	—	—	(55,000)

Outstanding at December 31, 2003	1,912	$70.29	608,235	$40.00	—	$—	610,147
Granted	—	—	—		703,583	40.00	703,583
Exercised	—	—	(12,033)	40.00	—	—	(12,033)
Forfeited	—	—	(409,099)	40.00	(116,667)	40.00	(525,766)
Expired	—	—	(17,769)	40.00	—	—	(17,769)

Outstanding at December 31, 2004	1,912	$70.29	169,334	$40.00	586,916	$40.00	758,162

	Common Stock Underlying the Options	Weighted Average Exercise Price
Options exercisable at December 31, 2002	69,952	$40.82

Options exercisable at December 31, 2003	119,647	$40.48

Options exercisable at December 31, 2004	273,188	$40.21

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to stock options outstanding as of December 31, 2004 is summarized as follows:

Exercise Prices	Options Outstanding			Exercisable
	Common Stock Underlying the Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Common Stock Underlying the Options	Weighted Average Exercise Price
$40.00	756,250	6.55	$40.00	271,276	$40.00
$70.29	1,912	1.36	$70.29	1,912	$70.29

	758,162			273,188

At December 31, 2004, 130,805 additional options are available for issuance under the Share Incentive Plan of Dresser, Ltd.

Management Equity Purchase Plan

The Dresser, Ltd. Management Equity Purchase Plan is the successor and continuation of the Dresser, Inc. 2001 Management Equity Purchase Plan with respect to those participants who were a part of the plan as of July 3, 2002. The Management Equity Purchase Plan provides for certain of our employees, directors and consultants, as authorized by the board of directors, to purchase common stock of Dresser, Ltd. The plan provides for the purchase of up to 87,500 shares of class A common stock, par value $0.01 and up to 762,523 of class B common stock, par value $0.01.

In 2001, under the 2001 Management Equity Purchase Plan, 87,500 shares of class A common stock and 146,875 shares of class B common stock were purchased under the plan for proceeds of $9.4 million. As a result of the resignation of one employee, we repurchased 9,367 shares of class A common stock and 28,133 shares of class B common stock for $1.5 million. All purchased shares outstanding as of July 3, 2002 under the Dresser, Inc. 2001 Management Equity Purchase Plan were converted into purchased shares under the successor plan.

Deferred Compensation

We offered a non-qualified deferred compensation program to certain key employees whereby they were able to defer a portion of annual compensation. Participants were generally able to elect to have such accounts deemed to be invested in either units, which are valued based upon the value of the Dresser Ltd.’s common shares, or an interest bearing account. Distributions are generally made from the deferred compensation plan over time following the participant’s retirement or other termination of employment. The program has been frozen to new participants and deferrals since 2001. The liability for the deferred compensation program included in the financial statements at December 31, 2004 and 2003 was $13.6 million and $14.8 million, respectively. Certain liabilities under the Halliburton deferred compensation plans and supplemental retirement plans have been transferred to our plan and are general liabilities of Dresser.

The value of the units in the deferred compensation plan are valued based upon the estimated market value of our common stock. At December 31, 2004, the estimated market value of our common stock was $40 per share. Changes in the estimated market value of Dresser Ltd.’s common stock will result in a corresponding change in our deferred compensation plan, which is recorded as a component of selling, engineering, administrative and general expenses.

During the second quarter of 2005, the estimated market value of our common stock increased to $65 per share. As a result, we recorded expense of $6.5 million associated with our deferred compensation plan.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Mandatorily Redeemable Common Stock

In 2001, under the Management Equity Purchase Plan, 87,500 shares of class A common stock and 146,875 shares of class B common stock were issued to management for proceeds of $9.4 million. As a result of the resignation of one employee, we repurchased 9,367 shares of class A common stock and 28,133 shares of class B common stock for $1.5 million. These shares issued to management were subject to the Investor Rights Agreement, whereby if the employee leaves for good reason, is terminated by Dresser without cause, dies or suffers a permanent disability, then such employee will, pursuant to a right granted in the employee’s employment agreement, be permitted to cause Dresser to repurchase, at fair market value, shares that they have held for at least six months. If an employee retires, is terminated for cause, or resigns (without good reason), or leaves for the reasons enumerated in the prior sentence but fails to “put” their shares to us for repurchase within nine months from the date of separation, then we have the right to repurchase their shares at fair value. If the put right expires unexercised, the shares are no longer considered mandatorily redeemable and are reclassified to additional paid-in capital. In 2004, 15,625 shares at $40 per share were reclassified from mandatorily redeemable common stock to additional paid-in capital as the put rights related to these shares expired.

On July 3, 2002, Dresser Ltd. agreed to assume, perform and discharge all of Dresser’s obligations under the Investor Rights Agreement. However, Dresser, Ltd. has no assets and no ability to discharge Dresser’s obligations other than through the use of Dresser assets. As such, the amounts have been classified as mandatorily redeemable common stock on Dresser’s balance sheet at December 31, 2004 and 2003, respectively.

Entech

In connection with our 2001 acquisition of Entech Industries, Inc. from funds managed by First Reserve and the other Entech shareholders, our consideration included issuing shares of our common stock in exchange for each outstanding share of Entech common stock. At the time we purchased Entech, certain former Entech shareholders had a put right with respect to their 27,908 shares of Entech common stock, which we assumed by giving them a similar put right with respect to the shares of our common stock they received in the acquisition. This put right allowed them to require us to purchase their shares of our common stock at a purchase price of 107.49 British Pounds per share. In connection with the modification of our corporate structure in 2002, the shares subject to the put right became class A common shares of Dresser, Ltd. Due to Dresser, Ltd.’s having no substantive operations, the obligation relating to the put rights was reflected as mandatorily redeemable common stock in our financial statements. In April 2004, those former Entech stockholders exercised their put right. To facilitate the repurchase of the shares, we established a loan to Dresser, Ltd. with which the shares were repurchased, which is reflected as contra-equity in our financial statements. Accordingly, the shares were transferred from mandatorily redeemable stock to shareholders’ equity and reflected as an advance to Dresser, Ltd. to reflect the settlement of the put rights of $5.0 million. The advance to Dresser, Ltd. is to be reduced by proceeds received by us on behalf of Dresser, Ltd. from the escrow account (discussed below) or from the exercise of options to acquire Dresser, Ltd. common shares.

At the time of the Entech acquisition, the First Reserve funds invested in Entech and certain other Entech shareholders deposited into an escrow account shares of our common stock equal to the then aggregate value of certain known liabilities of Entech, including the value of the put right in excess of $40 per share, for us to use to satisfy those liabilities as they became due. In connection with the modification of our corporate structure in 2002, the shares deposited in the escrow account became common shares of Dresser, Ltd. Each First Reserve fund and the other two shareholders that deposited shares in the escrow account had the right to remove their shares from the escrow account upon substituting cash into the escrow account in an amount equal to $40 per share or a greater fair market determined by us, and either the shareholders or we could challenge the valuation used for any cash substitution. By June 2004, the shares in the escrow account held by First Reserve Funds and

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not previously used to satisfy other known Entech liabilities had been replaced with approximately $2.9 million in cash at a rate of $40 per share, which valuation was not challenged. The proceeds received from the escrow account were used to reduce the advance to Dresser, Ltd. The holders of the remaining 9,134 escrowed shares replaced their shares with approximately $0.3 million in cash in September 2004. The difference between the amount we paid to the putting shareholders and the amount of funds in the escrow account at the time the put right was exercised, in excess of $40 per share repurchased, reflects the decreased value of the U.S. dollar against the British Pound since the closing of the Entech acquisition, when the dollar value of the put right and the other known liabilities addressed by the escrow account was estimated.

Cash received by us from the exercise of stock options during 2004, of approximately $0.5 million has reduced the advance to Dresser, Ltd., resulting in a loan receivable balance at December 31, 2004 of $1.6 million. The loan bears interest at LIBOR plus 2.75% and is payable on demand.

18. Retirement and other postretirement plans

We have various retirement plans, which cover a significant number of our employees.

Defined Contribution Plans

We sponsor several defined contribution pension plans. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. The expense associated with the contribution to and administration of these plans was $6.3 million, $6.6 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Domestic and Foreign Defined Benefit Plans and Other Postretirement Benefits

We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans that cover a significant number of our employees. The qualified plans are funded to operate on an actuarially sound basis. Plan assets are generally invested in cash, short-term investments, real estate, equity and fixed income securities of entities primarily domiciled in the country of the plan’s operation. At December 31, 2004, all the domestic pension plan assets were held by a master trust.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations and fair value of plan assets as of our measurement date (October 31).

	Domestic Pension Benefits		Foreign Pension Benefits
	2004	2003 (Restated)	2004	2003 (Restated)
	(in millions)
Reconciliation of benefit obligation
Obligation as of the measurement date	$207.7	$172.8	$122.9	$91.3
Service cost	2.5	2.3	5.1	4.7
Interest cost	12.8	11.9	5.8	4.4
Actuarial (gain) loss	7.8	27.3	(1.7)	2.3
Other	2.4	5.3	1.1	10.8
Benefit payments	(12.3)	(11.9)	(6.8)	(4.0)
Participant contributions	—	—	1.0	0.7
Effects of settlements/curtailment	—	—	1.1	—
Foreign currency exchange rate changes	—	—	9.4	12.7

Obligation at the measurement date	$220.9	$207.7	$137.9	$122.9

Change in plan assets
Fair value of plan assets at measurement date	$143.3	$130.2	$54.5	$37.8
Actual return on plan assets	12.3	21.1	3.0	3.9
Employer contributions	6.7	3.9	7.0	4.8
Participant contributions	—	—	1.0	0.7
Benefit payments	(12.3)	(11.9)	(6.8)	(4.0)
Foreign currency exchange rate changes	—	—	5.1	5.3
Other	—	—	—	6.0

Fair value of plan assets at measurement date	$150.0	$143.3	$63.8	$54.5

Funded status
Funded status of the plans	$(70.9)	$(64.4)	$(74.1)	$(68.4)
Unrecognized net loss (gain)	91.6	87.1	13.7	14.4
Unrecognized transition obligation	—	—	14.0	15.6
Employer contributions	0.4	0.6	1.8	1.1
Unrecognized prior service cost	13.2	12.9	(2.1)	—

Pension asset (liability)	$34.3	$36.2	$(46.7)	$(37.3)

Amounts recognized in the balance sheet
Prepaid benefit cost	$34.3	$36.2	$5.4	$6.4
Accrued benefit liability	—	—	(52.1)	(43.7)
Additional minimum liability	(101.5)	(96.9)	(2.4)	(5.6)
Intangible asset	13.3	13.1	1.6	4.3
Accumulated other comprehensive income	88.2	83.8	0.8	1.3

Net amount recognized	$34.3	$36.2	$(46.7)	$(37.3)

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the net periodic benefit cost for the plans are as follows:

	Domestic Pension Benefits			Foreign Pension Benefits
	2004	2003 (Restated)	2002 (Restated)	2004	2003 (Restated)	2002 (Restated)
	(in millions)
Service cost	$2.5	$2.3	$2.8	$5.1	$4.7	$4.1
Interest costs	12.8	11.9	11.7	5.8	4.4	3.8
Expected return on plan assets	(13.9)	(14.7)	(14.8)	(3.4)	(2.6)	(2.5)
Settlements/curtailment	—	1.6	—	1.1	—	—
Amortization of
Unrecognized net loss (gain)	4.8	1.5	1.0	0.5	0.5	—
Unrecognized net asset	—	—	—	1.9	1.8	1.8
Unrecognized prior service cost	2.1	2.1	0.7	—	—	—

Net periodic pension cost	$8.3	$4.7	$1.4	$11.0	$8.8	$7.2

The prior service costs reported in 2004, 2003 and 2002 were amortized on the straight-line basis over the average remaining service period of active participants. In 2004, 2003 and 2002, gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets were amortized over the average remaining service period of active participants.

Certain of our pension plans were under-funded at December 31, 2004 and 2003 with an aggregate benefit obligation of $352.3 million and $311.8 million respectively, and aggregate assets of $205.1 million and $174.2 million, respectively.

The assumptions used to determine our pension benefit obligation at October 31, 2004 and 2003 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	2.0-9.5%	2.0-10.0%
Rate of compensation increase	N/A	N/A	2.0-6.6%	2.0-7.2%

The discount rate is selected with reference to the broad universe of high-quality corporate bonds as of the measurement date. The projected benefit payments are matched with the yields on these bonds to determine an appropriate discount rate for the plan.

The assumptions used to determine net periodic benefit cost for the years ended October 31, 2004 and 2003 were as follows:

	Domestic Pension Benefits			Foreign Pension Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	7.0%	7.0%	2.0-10.0%	3.0-6.5%	3.0-7.0%
Rate of compensation increase	N/A	N/A	N/A	2.0-7.2%	2.5-7.5%	2.5-7.5%
Expected return on plan assets	8.75%	9.0%	9.0%	2.5-10.0%	3.5-8.0%	3.5-8.0%

In 2005, we estimate the long-term rate of return on plan assets will be 8.75% for domestic plan assets and 2.5% to 10.0% for foreign plan assets. To determine the expected long-term rate of return for domestic plans we evaluated our current asset allocation in relation to the 20-year returns for these asset classes. The weighted

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average result was adjusted downward to reflect our long-term expectation of future asset earnings. The rates of return for the foreign plans are calculated based on the target and actual allocation of assets for a particular plan in relation to the expected weighted average long-term rate of return.

Our pension plan weighted-average asset allocations of our Domestic Pension Benefit Plan at October 31, by asset category, are as follows:

	2004	2003
Long duration bonds	33.29%	31.57%
U.S. stocks	55.01%	56.74%
International stocks	10.40%	10.87%
Money Market	1.30%	0.82%

Total	100%	100%

Our investment strategy varies by country depending on the circumstances of the underlying plan. Our pension plans are invested in a diversified portfolio with the primary objective of providing adequate cash flows to meet the obligations of the plan while at the same time preserving principal and maximizing returns. To meet our investment objectives, we have designed an allocation range by investment class to provide the highest probability of meeting or exceeding the investment objectives at the lowest possible risk. Our investment allocations by assets class for Domestic Pension Benefit Plans are as follows:

Asset Class	Strategic Allocation	Acceptable Range
Domestic Equities—Large Cap	50%	45-55%
Domestic Equities—Small Cap	5%	0-10%
International Equities	10%	5-15%
Total Equities	65%	55-75%
Fixed Income	35%	25-45%
Cash	0%	0-10%

The significant international pension plans have target asset allocations that vary by each plan. Actual asset allocation within approved ranges is based on a variety of current economic and market conditions and consideration of specific asset category risk. The actual allocations range from 30% - 73% in bonds, 7% - 70% in equities, 0% - 12% in real estate, 0% - 9% in other investments.

We expect to contribute approximately $13.6 million to our domestic pension benefit plans in 2005 and $9.3 million to our foreign pension benefit plan.

The following pension benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Domestic Pension Benefits	Foreign Pension Benefits
	(in millions)
2005	$11.6	$6.6
2006	12.2	6.5
2007	12.7	5.7
2008	13.3	6.3
2009	14.0	6.3
2010-2014	79.3	37.0

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonqualified Pension Plans

We provide certain key employees with additional pension benefits through several unfunded nonqualified pension plans. These plans, the Supplemental Executive Retirement Plan (SERP), the Supplemental Plan for Dresser, Inc. and the ERISA Excess Benefit Plan for Dresser, Inc., supplement our qualified retirement plans and restore benefits that are otherwise limited due to Internal Revenue Service limitations. The estimated liability for the nonqualified pension plans at December 31, 2004 and 2003 was $2.7 million and $4.5 million, respectively and the related expenses were approximately $1.6 million in 2004, $0.8 million in 2003, $0.7 million in 2002.

Other Postretirement Plans

We sponsor contributory and non-contributory postretirement medical and life insurance benefit plans to specific eligible employees, but we generally absorb the majority of the costs. We may elect to adjust the amount of employee contributions for these plans.

During 2003 and 2002, several plans were amended to provide for greater cost-sharing between us and the retirees, effectively reducing our future obligation by approximately $22.4 million and $4.2 million in 2003 and 2002, respectively.

The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations as of our measurement date (October 31):

	2004	2003
	(in millions)
Change in benefit obligation
Benefit obligation at November 1	$176.3	$184.9
Service cost	2.0	2.4
Interest cost	9.4	12.4
Actuarial (gain) loss	(4.8)	9.4
Participant contributions	2.5	2.6
Plan amendment	—	(22.4)
Benefits paid	(11.9)	(13.0)

Benefit obligation at October 31	$173.5	$176.3

Change in plan assets
Fair value of plan assets at November 1	$—	$—
Employer contribution	9.3	10.4
Participant contributions	2.6	2.6
Benefits paid	(11.9)	(13.0)

Fair value of plan assets at October 31	$—	$—

Funded status plan assets less obligation	$173.5	$176.3
Unrecognized net gain	(36.1)	(41.4)
Unrecognized prior service costs	48.3	55.6

Accrued benefit liability	$185.7	$190.5

Weighted-average assumptions at measurement date:
Discount rate	5.75%	6.25%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003	2002
	(in millions)
Components of net periodic benefit cost at valuation date:
Service costs	$2.0	$2.4	$1.7
Interest costs	9.4	12.4	13.1
Amortization of prior service cost	(7.4)	(5.8)	(4.6)
Amortization of net loss (gain)	0.5	1.5	1.9

Net periodic benefit cost	$4.5	$10.5	$12.1

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percent change in assumed healthcare cost trend rates would have the following effect:

	1% Increase	1% Decrease
	(in millions)
Effect on total service and interest cost components of net periodic postretirement healthcare benefit costs for the year ended December 31, 2004	$1.5	$(1.2)
Effect on healthcare cost component of the postretirement benefit obligation at December 31, 2004	$18.4	$(15.1)

	2004	2003
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	9%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2009	2009

The following other postretirement plan benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(in millions)
2005	10.6
2006	11.4
2007	12.0
2008	11.3
2009	11.6
2010-2014	59.6

19. Segment Information

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

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurement Systems. Operations of the measurement systems segment consist of the design, manufacture and marketing of fuel dispensers, pumps, peripherals and point-of-sale systems and software for the retail fueling industry.

Compression and Power Systems. Operations of the compression and power systems segment consist of the design, manufacture and marketing of natural gas fueled engines used primarily in natural gas compression and power generation applications. We also manufacture positive displacement blowers and centrifugal compressors used in air and gas applications.

We evaluate performance based on the operating income or loss from each business segment which excludes interest, other income (deductions) and income taxes. The accounting polices of the reportable segments are the same as those described in the summary of significant accounting policies in Note 4. “Summary of Significant Accounting Policies.”

The following table presents information by reportable segment for the years ended December 31, 2004, 2003 and 2002:

	Flow Control	Measurements Systems	Compression and Power Systems	Reconciling Items, Including Corporate(1)	Total
	(in millions)
2004
Revenues from external customers	$1,086.0	$584.3	$321.4	$—	$1,991.7
Intersegment revenues	0.7	5.2	0.7	(6.6)	—
Operating income	(9.4)	79.2	22.0	(58.6)	33.2
Depreciation and amortization	23.7	9.7	12.4	3.0	48.8
Goodwill	246.9	111.3	—	—	358.2
Total assets	877.2	496.8	151.7	138.5	1,664.2
Capital expenditures	28.7	4.3	2.5	15.3	50.8

2003—Restated
Revenues from external customers	$996.4	$389.0	$275.7	$—	$1,661.1
Intersegment revenues	0.4	4.8	1.3	(6.5)	—
Operating income	45.6	35.5	12.6	(40.1)	53.6
Depreciation and amortization	24.8	5.8	10.6	2.8	44.0
Goodwill	300.0	15.2	—	—	315.2
Total assets	861.7	149.4	142.0	251.4	1,404.5
Capital expenditures	21.0	1.3	3.8	4.7	30.8

2002—Restated
Revenues from external customers	$1,004.7	$309.3	$276.4	$—	$1,590.4
Intersegment revenues	0.2	2.8	0.7	(3.7)	—
Operating income	71.6	23.9	17.2	(27.7)	85.0
Depreciation and amortization	25.0	5.1	12.2	1.0	43.3
Goodwill	286.2	14.3	—	—	300.5
Total assets	891.0	137.1	105.3	222.0	1,355.4
Capital expenditures	9.2	1.6	4.2	0.2	15.2

(1)	Reconciling Items, Including Corporate revenue and operating income represents inter-segment eliminations and certain corporate overhead costs not allocated to each business segment. Reconciling Items, Including Corporate assets primarily consist of cash, deferred financing fees, prepaid and intangible pension costs and deferred tax assets.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information by geographic area for the years ended December 31, 2004, 2003 and 2002:

	2004	2003 (Restated)	2002 (Restated)
	(in millions)
Revenues
United States of America	$752.5	$719.6	$716.5
Canada and Latin America	252.1	223.9	254.7
Europe and Africa	616.2	453.1	387.0
Asia Pacific	232.0	158.4	153.1
Middle East	138.9	106.1	79.1

Total	$1,991.7	$1,661.1	$1,590.4

Property, plant and equipment, net
United States of America	$130.6	$132.6	$136.7
Canada and Latin America	14.7	8.7	5.8
Europe and Africa	81.8	54.5	54.9
Asia Pacific	13.3	12.1	10.7
Middle East	0.2	0.2	0.3

Total	$240.6	$208.1	$208.4

20. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the notes on a full and unconditional basis. The following supplemental financial information presents the balance sheets as of December 31, 2004 and 2003 and the statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002, respectively. The balance sheet as of December 31, 2003 and the statements of operations and cash flows for the years ended December 31, 2003 and 2002 have been restated. See Note 2. “Restatement of Historical Financial Statements” for information related to the restatement of our historical financial statements. In the consolidating financial statements, the investments in wholly-owned subsidiaries are accounted for using the equity method.

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

For the Year Ended December 31, 2004

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28.0	$—	$70.6	$—	$98.6
Accounts receivable, net	131.4	3.1	305.0	—	439.5
Notes receivable	1.0	—	2.1	—	3.1
Inventories	115.3	11.2	201.3	—	327.8
Other current assets	12.0	—	25.2	—	37.2

Total current assets	287.7	14.3	604.2	—	906.2
Property, plant and equipment, net	123.2	0.1	117.3	—	240.6
Investments in and advances with consolidated subsidiaries	612.7	581.6	—	(1,194.3)	—
Investments in unconsolidated subsidiaries	—	—	9.3	—	9.3
Goodwill	100.1	17.1	241.0	—	358.2
Other assets	93.8	0.4	55.7	—	149.9

Total assets	$1,217.5	$613.5	$1,027.5	$(1,194.3)	$1,664.2

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$92.5	$0.5	$219.0	$—	$312.0
Notes payable	—	—	10.7	—	10.7
Current maturities of long-term debt	2.0	—	1.2	—	3.2
Accrued Payroll and other compensation	27.8	0.2	32.6	—	60.6
Deferred revenue	5.8	—	26.4	—	32.2
Accrued expenses	37.5	0.1	89.3	—	126.9

Total current liabilities	165.6	0.8	379.2	—	545.6
Pension and other retiree benefit obligations	289.1	—	54.6	—	343.7
Long-term debt, net of current maturities	1,059.5	—	2.3	—	1,061.8
Other liabilities	23.0	—	6.3	—	29.3

Total liabilities	1,537.2	0.8	442.4	—	1,980.4
Commitments and contingencies	—	—	—	—	—
Minority interest	—	—	3.5	—	3.5
Mandatorily redeemable common stock of Dresser, Ltd.	6.7	—	—	—	6.7
Shareholders’ (deficit) equity:
Total shareholders’ (deficit) equity	(326.4)	612.7	581.6	(1,194.3)	(326.4)

Total liabilities and shareholders’ (deficit) equity	$1,217.5	$613.5	$1,027.5	$(1,194.3)	$1,664.2

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

For the Year Ended December 31, 2003—Restated

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$80.0	$—	$69.0	$—	$149.0
Accounts receivable, net	114.5	2.3	159.6	—	276.4
Notes receivable	1.5	—	2.9	—	4.4
Inventories	106.9	18.5	154.8	—	280.2
Other current assets	11.7	—	9.6	—	21.3

Total current assets	314.6	20.8	395.9	—	731.3
Property, plant and equipment, net	132.5	0.3	75.3	—	208.1
Investments in and advances with consolidated subsidiaries	444.7	401.0	—	(845.7)	—
Investments in unconsolidated subsidiaries	—	—	7.1	—	7.1
Goodwill	121.4	23.8	170.0	—	315.2
Other assets	97.7	(0.2)	45.3	—	142.8

Total assets	$1,110.9	$445.7	$693.6	$(845.7)	$1,404.5

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$75.6	$1.1	$121.6	$—	$198.3
Notes payable	0.5	—	2.4	—	2.9
Current maturities of long-term debt	1.9	—	0.8	—	2.7
Accrued Payroll and other compensation	21.4	0.1	26.7	—	48.2
Deferred revenue	7.2	—	18.8	—	26.0
Accrued expenses	51.3	(0.2)	66.4	—	117.5

Total current liabilities	157.9	1.0	236.7	—	395.6
Pension and other retiree benefit obligations	290.6	—	49.3	—	339.9
Long-term debt, net of current maturities	938.9	—	2.5	—	941.4
Other liabilities	21.6	—	3.7	—	25.3

Total liabilities	1,409.0	1.0	292.2	—	1,702.2
Commitments and contingencies	—	—	—	—	—
Minority interest	—	—	0.4	—	0.4
Mandatorily redeemable common stock of Dresser, Ltd.	12.4	—	—	—	12.4
Shareholders’ (deficit) equity:
Total shareholders’ (deficit) equity	(310.5)	444.7	401.0	(845.7)	(310.5)

Total liabilities and shareholders’ (deficit) equity	$1,110.9	$445.7	$693.6	$(845.7)	$1,404.5

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$1,068.0	$28.0	$1,028.4	$(132.7)	$1,991.7
Cost of revenues	784.7	23.1	765.5	(132.7)	1,440.6

Gross profit	283.3	4.9	262.9	—	551.1
Selling, engineering, administrative and general expenses	264.9	2.7	186.5	—	454.1
Impairment of goodwill	21.5	6.7	35.6	—	63.8

Operating income (loss)	(3.1)	(4.5)	40.8	—	33.2
Interest expense	(88.4)	(0.1)	(25.1)	22.5	(91.1)
Interest income	22.6	—	1.2	(22.5)	1.3
Other income (expense), net	3.3	(0.1)	(2.0)	—	1.2

Income (loss) before income taxes	(65.6)	(4.7)	14.9	—	(55.4)
Provision for income taxes	(0.2)	(0.1)	(11.4)	—	(11.7)

Income (loss) before equity interests	(65.8)	(4.8)	3.5	—	(67.1)
Equity in earnings of unconsolidated subsidiaries	—	—	3.9	—	3.9
Equity in earnings of consolidated subsidiaries	1.9	6.7	—	(8.6)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.7)	—	(0.7)

Net income (loss)	$(63.9)	$1.9	$6.7	$(8.6)	$(63.9)

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003—Restated

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$970.9	$55.1	$741.3	$(106.2)	$1,661.1
Cost of revenues	729.2	44.0	557.6	(105.6)	1,225.2

Gross profit	241.7	11.1	183.7	(0.6)	435.9
Selling, engineering, administrative and general expenses	227.5	4.9	150.5	(0.6)	382.3

Operating income (loss)	14.2	6.2	33.2	—	53.6
Interest expense	(82.2)	(0.3)	(20.0)	17.0	(85.5)
Interest income	16.8	—	3.1	(17.0)	2.9
Other income (expense), net	3.3	2.2	0.7	—	6.2

Income (loss) before income taxes	(47.9)	8.1	17.0	—	(22.8)
Provision for income taxes	(0.2)	(0.1)	(17.1)	—	(17.4)

Income (loss) before equity interests	(48.1)	8.0	(0.1)	—	(40.2)
Equity in earnings of unconsolidated subsidiaries	—	—	2.3	—	2.3
Equity in earnings of consolidated subsidiaries	10.2	2.2	—	(12.4)	—
Minority owner’s share of consolidated subsidiaries	—	—	—	—	—

Net income (loss)	$(37.9)	$10.2	$2.2	$(12.4)	$(37.9)

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002—Restated

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$985.1	$48.8	$693.9	$(137.4)	$1,590.4
Cost of revenues	736.7	37.4	523.1	(133.6)	1,163.6

Gross profit	248.4	11.4	170.8	(3.8)	426.8
Selling, engineering, administrative and general expenses	216.6	4.1	124.9	(3.8)	341.8

Operating income (loss)	31.8	7.3	45.9	—	85.0
Interest expense	(89.3)	(0.8)	(21.5)	16.3	(95.3)
Interest income	16.7	—	2.3	(16.3)	2.7
Other income (expense), net	8.6	(1.1)	0.3	—	7.8

Income (loss) before income taxes	(32.2)	5.4	27.0	—	0.2
Provision for income taxes	(0.2)	(0.1)	(13.7)	—	(14.0)

Income (loss) before equity interests	(32.4)	5.3	13.3	—	(13.8)
Equity in earnings of unconsolidated subsidiaries	—	—	3.0	—	3.0
Equity in earnings of consolidated subsidiaries	21.6	16.3	—	(37.9)	—
Minority owner’s share of consolidated subsidiaries	—	—	—	—	—

Net income (loss)	$(10.8)	$21.6	$16.3	$(37.9)	$(10.8)

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$(63.9)	$1.9	$6.7	$(8.6)	$(63.9)
Adjustments to reconcile net income to cash flow (used in) provided by operating activities:
Depreciation and amortization	28.7	—	20.1	—	48.8
Equity earnings of unconsolidated and consolidated subsidiaries	(1.9)	(6.7)	(3.9)	8.6	(3.9)
Loss on repayment of debt	11.6	—	—	—	11.6
Bad debt expense	0.5	0.4	2.3	—	3.2
Excess and obsolete inventory expense	14.7	0.2	4.6	—	19.5
Equity compensation	9.0	—	—	—	9.0
(Gain) loss on foreign currency exchange	0.8	—	—	—	0.8
Amortization of deferred financing fees and amortization of bond premium	4.7	—	—	—	4.7
Impairment of assets	21.5	6.7	35.6	—	63.8
Gain on sale of assets	(3.4)	—	(2.2)	—	(5.6)
Deferred income taxes	—	—	(4.2)	—	(4.2)
Other changes, net	8.6	10.7	(70.1)	—	(50.8)

Net cash provided by (used in) operating activities	30.9	13.2	(11.1)	—	33.0
Cash flows from investing activities:
Acquisition of businesses	—	—	(167.5)	—	(167.5)
Capital expenditures	(34.7)	—	(16.1)	—	(50.8)
Proceeds from sale of assets	4.4	—	3.3	—	7.7
Other	—	—	0.9	—	0.9

Net cash provided by (used in) investing activities	(30.3)	—	(179.4)	—	(209.7)
Cash flows from financing activities:
Advances (to) from affiliates	(166.1)	(13.2)	179.3	—	—
Proceeds from the issuance of long-term debt	172.4	—	—	—	172.4
Repayment of long-term debt (including current portion)	(56.8)	—	(0.8)	—	(57.6)
Net (decrease) increase in short term notes payable	(0.5)	—	8.5	—	8.0
Payment of deferred financing fees	—	—	—	—	—
Purchase of shares, net of proceeds from escrow and exercise of stock options	(1.6)	—	—	—	(1.6)

Net cash provided by (used in) financing activities	(52.6)	(13.2)	187.0	—	121.2
Effect of translation adjustments on cash	—	—	5.1	—	5.1

Net increase in cash and cash equivalents	(52.0)	—	1.6	—	(50.4)
Cash and cash equivalents, beginning of period	80.0	—	69.0	—	149.0

Cash and cash equivalents, end of period	$28.0	$—	$70.6	$—	$98.6

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003—Restated

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$(37.9)	$10.2	$2.2	$(12.4)	$(37.9)
Adjustments to reconcile net income to cash flow (used in) provided by operating activities:
Depreciation and amortization	30.1	—	13.9	—	44.0
Equity earnings of unconsolidated and consolidated subsidiaries	(10.2)	(2.2)	(2.3)	12.4	(2.3)
Loss on repayment of debt	1.1	—	—	—	1.1
Bad debt expense	6.5	—	(0.6)	—	5.9
Excess and obsolete inventory expense	1.5	0.2	7.0	—	8.7
Gain on foreign currency exchange	(6.4)	—	(9.7)	—	(16.1)
Amortization of deferred financing fees and amortization of bond premium	5.6	—	—	—	5.6
Impairment of assets	5.6	—	—	—	5.6
Loss on sale of subsidiary	—	—	4.7	—	4.7
Deferred income taxes	—	—	0.3	—	0.3
Other changes, net	82.0	(10.7)	(15.1)	—	56.2

Net cash provided by (used in) operating activities	77.9	(2.5)	0.4	—	75.8
Cash flows from investing activities:
Acquisition of business	(15.4)	—	—	—	(15.4)
Capital expenditures	(19.2)	—	(11.6)	—	(30.8)
Proceeds from sale of subsidiary	—	—	24.0	—	24.0
Changes in restricted cash	7.5	—	2.1	—	9.6
Other	—	—	1.8	—	1.8

Net cash (used in) provided by investing activities	(27.1)	—	16.3	—	(10.8)
Cash flows from financing activities:
Advances (to) from affiliates	(9.1)	—	9.1	—	—
Repayment of long-term debt (including current portion)	(25.8)	1.9	(0.2)	—	(24.1)
Net (decrease) increase in short term notes payable	2.3	—	(15.2)	—	(12.9)
Payment of deferred financing fees	(3.5)	—	—	—	(3.5)

Net cash provided by (used in) financing activities	(36.1)	1.9	(6.3)	—	(40.5)
Effect of translation adjustments on cash	2.7	—	6.3	—	9.0

Net increase in cash and cash equivalents	17.4	(0.6)	16.7	—	33.5
Cash and cash equivalents, beginning of period	62.6	0.6	52.3	—	115.5

Cash and cash equivalents, end of period	$80.0	$—	$69.0	$—	$149.0

DRESSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002—Restated

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income	$(10.8)	$21.6	$16.3	$(37.9)	$(10.8)
Adjustments to reconcile net income to cash flow (used in) provided by operating activities:
Depreciation and amortization	28.7	—	14.6	—	43.3
Equity earnings of unconsolidated and consolidated subsidiaries	(21.6)	(16.3)	(3.0)	37.9	(3.0)
Loss on repayment of debt	10.1	—	—	—	10.1
Amortization of deferred financing fees, net of amortization of bond premium	6.0	—	—	—	6.0
Deferred taxes	—	—	(0.7)	—	(0.7)
Other changes, net	53.0	2.4	36.0	—	91.4

Net cash provided by operating activities	65.4	7.7	63.2	—	136.3
Cash flows from investing activities:
Acquisition of assets	(21.4)	—	—	—	(21.4)
Capital expenditures	(10.1)	—	(5.1)	—	(15.2)
Changes in restricted cash	(7.5)	—	(2.8)	—	(10.3)

Net cash used in investing activities	(39.0)	—	(7.9)	—	(46.9)
Cash flows from financing activities:
Advances (to) from affiliates	(48.3)	—	48.3	—	—
Proceeds from the issuance of long-term debt	256.3	—	—	—	256.3
Repayment of long-term debt (including current portion)	(209.4)	(7.1)	(97.4)	—	(313.9)
Net (decrease) increase in short term notes payable	—	—	(24.0)	—	(24.0)
Payment of deferred financing fees	(7.8)	—	(0.1)	—	(7.9)
Purchase of shares, net of proceeds from escrow and exercise of stock options, other	10.0	—	—	—	10.0

Net cash provided by (used in) financing activities	0.8	(7.1)	(73.2)	—	(79.5)
Effect of translation adjustments on cash	—	—	3.9	—	3.9

Net increase (decrease) in cash and cash equivalents	27.2	0.6	(14.0)	—	13.8
Cash and cash equivalents, beginning of period	35.4	—	66.3	—	101.7

Cash and cash equivalents, end of period	$62.6	$0.6	$52.3	$—	$115.5

Report of Independent Registered Public Accounting Firm

on Financial Statement Schedule

To the Board of Directors

of Dresser, Inc.:

Our audits of the financial statements referred to in our report dated December 21, 2005 appearing elsewhere in this 2004 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas

December 21, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off Net of Recoveries	Balance at End of Period
For the year ended December 31, 2004
Allowance for doubtful accounts	$15.4	$3.2	$3.5	$(6.5)	$15.6
Valuation allowance for deferred tax assets	326.2	3.0	(14.9)	—	314.3
Excess and obsolete inventory reserves	40.1	19.5	1.2	(16.5)	44.3
For the year ended December 31, 2003—Restated
Allowance for doubtful accounts	$10.8	$5.9	$0.2	$(1.5)	$15.4
Valuation allowance for deferred tax assets	323.7	13.0	(10.5)	—	326.2
Excess and obsolete inventory reserves	34.2	8.7	3.0	(5.8)	40.1

For the year ended December 31, 2002—Restated
Allowance for doubtful accounts	$6.4	$4.2	$0.6	$(0.4)	$10.8
Valuation allowance for deferred tax assets	317.9	8.8	(3.0)	—	323.7
Excess and obsolete inventory reserves	30.4	5.8	—	(2.0)	34.2