Form 10-Q
period 2005-03-31
DRESSER INC
filed 2005-12-21
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

(in millions, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004 (Restated)
Revenues	$502.9	$436.4
Cost of revenues	362.1	315.1

Gross profit	140.8	121.3
Selling, engineering, administrative and general expenses	121.5	104.8

Operating income	19.3	16.5
Interest expense	(21.6)	(30.6)
Interest income	0.3	0.3
Other income (expense), net	(0.6)	(0.7)

Income (loss) before income taxes	(2.6)	(14.5)
Provision for income taxes	(0.7)	(3.2)

Income (loss) before equity interests	(3.3)	(17.7)
Equity in earnings of unconsolidated subsidiaries	1.1	0.7
Minority owner’s share of consolidated subsidiaries	(0.2)	0.1

Net income (loss)	$(2.4)	$(16.9)

Basic and diluted net income (loss) per share	$(2,400)	$(16,900)

Basic and diluted weighted average shares outstanding	1,000	1,000

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share information)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$77.4	$98.6
Accounts receivable, net of allowance for doubtful accounts of $15.4 and $15.6	408.8	439.5
Notes receivable	1.4	3.1
Inventories	358.8	327.8
Other current assets	39.3	37.2

Total current assets	885.7	906.2

Property, plant and equipment, net	237.0	240.6
Investments in unconsolidated subsidiaries	9.6	9.3
Goodwill	357.4	358.2
Other assets	152.0	149.9

Total assets	$1,641.7	$1,664.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$281.0	$312.0
Notes payable	16.6	10.7
Current maturities of long-term debt	2.8	3.2
Payroll and other compensation	64.2	60.6
Deferred revenue	41.0	32.2
Accrued expenses	131.3	126.9

Total current liabilities	536.9	545.6

Pension and other retiree benefit obligations	342.6	343.7
Long-term debt, net of current maturities	1,061.2	1,061.8
Other liabilities	25.7	29.3

Total liabilities	1,966.4	1,980.4

Commitments and contingencies	—	—
Minority interest	3.1	3.5
Mandatorily redeemable common stock of Dresser, Ltd.	6.7	6.7

Shareholders’ deficit:
Common stock $0.01 par value; issued and outstanding: 1,000 shares	—	—
Additional paid in capital	456.3	455.7
Loan to Dresser, Ltd.	(1.6)	(1.6)
Dividends in excess of net book value	(605.6)	(605.6)
Accumulated deficit	(160.9)	(158.5)
Accumulated other comprehensive loss	(22.7)	(16.4)

Total shareholders’ deficit	(334.5)	(326.4)

Total liabilities and shareholders’ deficit	$1,641.7	$1,664.2

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2005	2004 (Restated)
Cash flows from operating activities:
Net loss	$(2.4)	$(16.9)
Adjustments to reconcile net loss to cash flow used in operating activities:
Depreciation and amortization	12.5	11.2
Equity in earnings of unconsolidated subsidiaries	(1.1)	(0.7)
Loss on repayment of debt	—	11.3
Amortization of deferred financing fees, net of amortization of bond premium	1.2	1.3
Other non-cash changes in income	4.3	(0.5)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	25.7	(1.8)
Inventories	(34.9)	(3.0)
Accounts payable	(27.2)	(18.7)
Accrued expenses	16.9	4.2
Pension and other retiree benefit obligations	(0.6)	10.7
Other changes in assets and liabilities	(9.9)	(3.6)

Net cash used in operating activities	(15.5)	(6.5)

Cash flows from investing activities:
Capital expenditures	(8.7)	(12.9)
Proceeds from sale of assets	0.1	—
Changes in restricted cash	(1.8)	0.2
Other	(0.6)	—

Net cash used in investing activities	(11.0)	(12.7)

Cash flows from financing activities:
Repayment of long-term debt (including current portion)	(0.8)	(25.0)
Net change in short-term notes payable	6.4	1.6

Net cash provided by (used in) financing activities	5.6	(23.4)

Effect of translation adjustments on cash	(0.3)	—

Net decrease in cash and cash equivalents	(21.2)	(42.6)
Cash and cash equivalents, beginning of period	98.6	149.0

Cash and cash equivalents, end of period	$77.4	$106.4

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$7.6	$7.2
Income taxes	$4.0	$2.5

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004. As used in this report, the terms “Dresser,” “the Company,” “we”, “our” or “us” refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

Restatement of Historical Financial Statements

We have restated our financial statements and other information for errors identified in amounts previously reported in our historical financial statements for the first nine months of 2004 and periods prior to 2004. Errors identified in our 2004 restatement which specifically relate to the first quarter of 2004 consisted of: $0.5 million of net loss attributed to accounting for foreign currency translation; $3.2 million of net loss attributed to accounting for inventory, including capitalization of inventory costs, the elimination of profits related to intercompany inventory transfers, and excess and obsolete inventory; $4.9 million of net income attributed to capitalization and amortization of deferred financing fees and $0.3 million of net income attributed to other errors, primarily of a control-related or bookkeeping nature.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the effects of the restatement on our previously reported statement of operations for the three months ended March 31, 2004.

	Three Months Ended
	March 31, 2004
	As Reported	As Restated
	(in millions, except share and per share amounts)
Revenues	$436.3	$436.4
Cost of revenues	311.9	315.1

Gross profit	124.4	121.3
Selling, engineering, administrative, and general expenses	104.7	104.8

Operating income	19.7	16.5
Interest expense	(36.0)	(30.6)
Interest income	0.3	0.3
Other income (expense), net	(0.2)	(0.7)

Income (loss) before income taxes	(16.2)	(14.5)
Provision for income taxes	(3.2)	(3.2)

Income (loss) before equity interests	(19.4)	(17.7)
Equity in earnings of unconsolidated subsidiaries	0.9	0.7
Minority owner's share of consolidated subsidiaries	0.1	0.1

Net income (loss)	$(18.4)	$(16.9)

Basic and diluted net income (loss) per share	$(18,400)	$(16,900)

Basic and diluted weighted average shares outstanding	1,000	1,000

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2. Income (Loss) Per Share

We compute basic and diluted income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic income (loss) per share is determined by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is determined by dividing the net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. We had no potential common shares outstanding for any of the periods presented.

Following are the components used to calculate our basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2005	2004 (Restated)
	(in millions, except share and per share amounts)
Consolidated operations:
Net income (loss)	$(2.4)	$(16.9)

Average equivalent shares:
Basic and diluted weighted average shares of common stock	1,000	1,000

Per share amounts:
Basic and diluted income (loss) per share	$(2,400)	$(16,900)

Note 3. Business Segment Information

We aggregate our business units into three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. The business units aggregated share like businesses, operational and economic features.

Flow Control. Operations of the flow control segment include the design, manufacture and marketing of valves and actuators. These products are used to start, stop and control the flow of liquids and gases and to protect process equipment from excessive pressure. In addition, this segment also includes the design, manufacture and marketing of natural gas meters, regulators, digital and analog pressure and temperature gauges, transducers, and piping specialties such as couplings and pipe fabrications. In September 2005, we agreed to sell our on/off valves and instruments product lines. See Note 10. “Acquisitions and Dispositions.”

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We evaluate performance based on the operating income or loss from each business segment which excludes interest, other income (deductions) and income taxes. The following table presents information by reportable segment for the three months ended March 31, 2005 and 2004:

	Flow Control	Measurements Systems	Compression and Power Systems	Reconciling Items, Including Corporate(1)	Total
	(in millions)
Three Months Ended March 31, 2005
Revenues from external customers	$265.3	$148.9	$88.7	$—	$502.9
Intersegment revenues	1.7	0.6	0.7	(3.0)	—
Operating income	10.5	13.6	14.5	(19.3)	19.3
Depreciation and amortization	5.5	3.4	1.9	1.7	12.5
Goodwill	247.1	110.3	—	—	357.4
Total assets	871.2	444.8	155.6	170.1	1,641.7
Capital expenditures	4.8	1.7	0.8	1.4	8.7

Three Months Ended March 31, 2004—Restated
Revenues from external customers	$254.9	$97.2	$84.3	$—	$436.4
Intersegment revenues	0.2	1.3	0.1	(1.6)	—
Operating income	8.5	11.6	8.7	(12.3)	16.5
Depreciation and amortization	5.6	1.2	3.5	0.9	11.2
Goodwill	299.3	15.5	—	—	314.8
Total assets	830.7	141.4	136.3	258.9	1,367.3
Capital expenditures	8.2	0.3	0.7	3.7	12.9

(1)	Revenue and operating income represent inter-segment eliminations and certain corporate overhead costs not allocated to each business segment. Assets primarily consist of cash, deferred financing fees, prepaid and intangible pension costs and deferred tax assets.

Note 4. Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (“LIFO”) method. All other inventories are valued on a first-in, first-out (“FIFO”) or weighted average cost basis.

Inventories on the LIFO method represented $77.0 million and $64.0 million of our total inventories as of March 31, 2005 and December 31, 2004, respectively. The excess of FIFO over LIFO costs were $86.8 million as of March 31, 2005 and December 31, 2004. Inventories are summarized as follows:

	March 31, 2005	December 31, 2004
	(in millions)
Finished products and parts	$198.5	$222.4
In-process products and parts	138.2	102.2
Raw materials and supplies	108.9	90.0

Inventories	445.6	414.6
Less:
LIFO reserve	(86.8)	(86.8)

Total inventories	$358.8	$327.8

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5. Pension and Other Retiree Benefit Obligations

We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans that cover a significant number of our employees. The following tables provide information related to our net periodic benefit cost for the three months ended March 31, 2005 and 2004:

	Defined Benefit Plans		Other Postretirement Plans
	Three Months Ended March 31,
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions)

Service cost	$2.0	$1.8	$0.6	$0.5
Interest cost	4.7	4.4	2.5	2.8
Amortization of prior service cost	0.5	0.5	(1.9)	(1.9)
Amortization of net loss	1.7	1.3	0.5	0.7
Transition obligation	0.5	0.5	—	—
Expected return on assets	(4.5)	(4.2)	—	—

Net periodic benefit cost	$4.9	$4.3	$1.7	$2.1

We made cash contributions of approximately $10.2 million to our pension benefit plans during the three months ended March 31, 2005 compared to $2.0 million for the three months ended March 31, 2004. We expect to make additional cash contributions of $12.1 million throughout the remainder of 2005.

Note 6. Debt

In December 2005, we used net cash proceeds of $215 million from the sale of substantially all of our on/off valves business and our instruments business to repay a portion of our Tranche C term loan.

Also during 2005, we entered into several amendments and waivers to our credit agreement that, among other things, amended certain financial covenants under our senior secured credit facility and extended to February 15, 2006, our deadline for providing our senior lenders with audited financial statements for the year ended December 31, 2004, and restated audited financial statements, to the extent that financial statements for earlier years are required to be restated in connection with the preparation of the 2004 financial statements. The amendments also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Prior to the filing of this Form 10-Q with the SEC, we had not timely furnished certain annual and quarterly financial information required to be contained in our 2004 Form 10-K and our 2005 First, Second and Third Quarter Reports on Form 10-Q, respectively, as required by Section 4.03(a) of the indenture governing our senior subordinated notes. In addition, because of the restatement of prior period financial information described in our 2004 Form 10-K, certain of our prior SEC filings may be deemed not to have complied with Section 4.03(a). On December 6, 2005, we commenced a solicitation of consents from the holders of these notes and on December 19, 2005, executed a supplemental indenture extending the financial statement delivery requirement to February 15, 2006 and waiving past default. With the filing of this Form 10-Q and the filing of our 2005 Second and Third Quarter Reports on Form 10-Q, we will satisfy the applicable requirements of, and cured any default that may have been deemed to exist under Section 4.03(a) of the indenture.

Note 7. Comprehensive Income (Loss)

The following table sets forth the components of comprehensive income (loss), net of income tax effects:

	Three Months Ended March 31,
	2005	2004 (Restated)
	(in millions)

Net income (loss)	$(2.4)	$(16.9)
Other comprehensive (loss) income
Foreign currency translation adjustment	(4.8)	(1.7)
Unrealized gain (loss) on derivative instruments	(1.5)	(2.4)

Comprehensive income (loss)	$(8.7)	$(21.0)

Note 8. Commitments and Contingencies

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As a result, we spend money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements, to minimize pollution costs, or to respond to claims by third parties. Several such sites are currently being investigated and/or remediated under applicable environmental law. While we do not expect that the costs for such activities will be, in the aggregate, material, and also believe that the Halliburton indemnity (discussed above) will provide coverage for many of these costs, we have set aside reserves for these costs. However, in the event that we were to incur these costs ourselves,

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

these reserves may not fully cover the costs of such investigation and/or remediation. Going forward, we expect to incur ongoing capital and operating costs for investigation and remediation and to maintain compliance with currently applicable environmental laws and regulations; however, we do not expect those costs, in the aggregate, to be material.

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. Pursuant to the recapitalization agreement with Halliburton, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be “excluded liabilities,” whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of our businesses. The recapitalization agreement provides for certain indemnification obligations of Halliburton for losses and liabilities that we incur arising out of, among others, such “excluded liabilities.” Those affiliates filed a plan of reorganization that became effective on January 20, 2005, which requires asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust established under the plan. The plan prevents us from asserting our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization. However, this indemnification right is unnecessary because the plan also prevents those asbestos plaintiffs from asserting claims against us. See “Halliburton Indemnifications.”

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

In response to the foregoing, we have undertaken and are continuing to implement a comprehensive remedial program that is designed to prevent further unlawful transactions by our foreign subsidiaries and branches, and unlawful facilitations by U.S. persons of otherwise legal transactions by our foreign subsidiaries, involving sanctioned countries. While our foreign subsidiaries may lawfully conduct business with sanctioned countries (other than Cuba), pursuant to a recently adopted company-wide policy they will no longer be permitted to accept new business (other than such business as they are contractually obligated to undertake in

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

compliance with U.S. laws) intended to or for Iran or Sudan. We have also adopted a requirement that the U.S. export/import compliance and/or legal department conduct a review of all proposed transactions by our foreign subsidiaries relating to sanctioned countries to determine whether such sales are consistent with the new policy and in compliance with applicable U.S. laws. In addition, we have issued further guidance and provided additional training, to our employees concerning the application of U.S. foreign trade controls, and we have reorganized our management team that oversees compliance with these controls. Primary responsibility for overseeing such compliance resides with a newly created corporate officer position titled Executive Vice President, Ethics and Compliance, which reports directly to the Chief Executive Officer and to the Audit Committee. We have also established the position of Corporate Export/Import Compliance Director, reporting directly to the new Executive Vice President. At each business unit, compliance managers and export/import compliance managers have also been appointed. These business unit managers report to the new Executive Vice President and the new Corporate Export /Import Compliance Director, respectively. We are also taking appropriate disciplinary action against personnel who failed to meet their obligations under company-wide policy or otherwise engaged in wrongful conduct.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9. Accrued Warranties

We offer warranties on the sale of certain of our products and we record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. Accrued warranties are included in accrued expenses in our balance sheet. The following shows the activity of our warranty accrual:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Balance at the beginning of the period	$25.8	$26.9
Accruals for warranties issued during the period	4.6	5.2
Changes in accruals related to pre-existing warranties	0.1	(1.4)
Settlements made (in cash or in kind) during the period	(5.5)	(4.4)

Balance at the end of the period	$25.0	$26.3

Note 10. Acquisitions and Dispositions

On/Off Valve Business

In November 2005, we sold substantially all of the worldwide on/off valve business of our flow control segment to Cooper Cameron Corporation. The sale of the Brazilian portion of the on/off business is awaiting Brazilian regulatory confirmation of transfer permits and tax documentation, which we expect to be completed in early 2006. The total purchase price for the on/off business was $223.8 million in cash, subject to post-closing adjustments including $21.3 million attributable to the Brazilian operation. In connection with the sale, Cooper Cameron has assumed certain liabilities which include ordinary course customer/vendor contracts, leases and other commercial agreements; specified agency/distributor agreements; working capital liabilities, including payables and accrued payroll; specified severance, change of control and employment agreements; product warranty/product liability for products shipped post-closing, as well as product warranty/product liability for products shipped pre-closing, but only to the extent of warranty reserves; and liquidated damages on shipped products to the extent of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing.

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

The accompanying financial statements do not reflect the effects of the disposition of our on/off valve business as it does not qualify as a discontinued operation at March 31, 2005. The on/off valve business comprised approximately $468.4 million of total assets and $287.6 million of total liabilities at March 31, 2005. Revenues from the on/off valve business consisted of $94.0 million for the three months ended March 31, 2005, and operating income (loss) consisted of $(3.5) million for the three months ended March 31, 2005. We do not expect any resulting gain or loss from the sale of our on/off valve business to be significant to the sales transaction.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Instruments Business

Also in November 2005, we sold our instruments business of our flow control segment to Ashcroft Holdings, Inc., an affiliate of KPS Special Situations Fund II, L.P. (“Ashcroft”), for approximately $34.0 million in cash, subject to certain post-closing adjustments. Ashcroft assumed certain liabilities which include ordinary course contracts, leases, distributor and sales agent contracts, and other commercial agreements; working capital liabilities, including payables and accrued payroll; termination or severance obligations that may be payable to certain distributors, sales agents and employees; and liabilities under the unit’s German pension plan.

We retained all liabilities not specifically assumed, including certain known environmental liabilities, such as remediation obligations at our Stratford, Connecticut facility; certain pension and frozen retiree medical and life insurance liabilities; specified litigation; and pre-closing product and export control liabilities.

The accompanying financial statements do not reflect the effects of the disposition of our instruments business as it does not qualify as a discontinued operation at March 31, 2005. The instruments business comprised approximately $63.3 million of total assets and $16.6 million of total liabilities at March 31, 2005. Revenues from the instruments business consisted of $29.9 million for the three months ended March 31, 2005, and operating income (loss) consisted of $0.6 million for the three months ended March 31, 2005. We do not expect any resulting gain or loss from the sale of our instruments business to be significant to the sales transaction.

Note 11. New Accounting Pronouncements Issued But Not Yet Adopted

There are several accounting standards and interpretations that have not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Inventory Costing. In November 2004, the FASB issued SFAS 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for idle facility expense, freight, handling costs and wasted material to require these items to be expensed as current period charges, regardless of whether they meet the criterion of “abnormal” previously defined in Accounting Research Bulletin (“ARB”) 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effects of this pronouncement.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligation are uncertain. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined and disclose information regarding unrecognized conditional asset retirement obligations. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.

Accounting Changes and Error Corrections. In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections,” which requires the retrospective application of changes to accounting principles, changes in estimates, and reporting entities. SFAS No. 154 will be effective for accounting changes and corrections occurring in fiscal years beginning after December 15, 2005. We will adopt the provisions of this standard in the first quarter of 2006 and we do not believe this standard will have a material impact on our financial statements.

Note 12. Income Taxes

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

Note 13. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, certain of our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheets as of March 31, 2005 and December 31, 2004, the statements of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. In the condensed consolidating financial statements, investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28.7	$—	$48.7	$—	$77.4
Accounts receivable, net	147.4	—	261.4	—	408.8
Notes receivable	—	—	1.4	—	1.4
Inventories	139.7	—	219.1	—	358.8
Other current assets	7.5	—	31.8	—	39.3

Total current assets	323.3	—	562.4	—	885.7
Property, plant and equipment, net	120.1	—	116.9	—	237.0
Investments in and advances with consolidated subsidiaries	559.4	550.1	—	(1,109.5)	—
Investments in unconsolidated subsidiaries	—	—	9.6	—	9.6
Goodwill	107.9	9.3	240.2	—	357.4
Other assets	99.5	—	52.5	—	152.0

Total assets	$1,210.2	$559.4	$981.6	$(1,109.5)	$1,641.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$86.8	$—	$194.2	$—	$281.0
Notes payable	—	—	16.6	—	16.6
Current maturities of long-term debt	1.7	—	1.1	—	2.8
Accrued payroll and other compensation	29.1	—	35.1	—	64.2
Deferred revenue	8.8	—	32.2	—	41.0
Accrued expenses	44.8	—	86.5	—	131.3

Total current liabilities	171.2	—	365.7	—	536.9

Pension and other retiree benefits obligations	288.3	—	54.3	—	342.6
Long-term debt, net of current maturities	1,059.2	—	2.0	—	1,061.2
Other liabilities	19.3	—	6.4	—	25.7

Total liabilities	1,538.0	—	428.4	—	1,966.4

Commitments and contingencies	—	—	—	—	—
Minority interest	—	—	3.1	—	3.1
Mandatorily redeemable common stock of Dresser, Ltd.	6.7	—	—	—	6.7

Shareholders’ (deficit) equity:
Total shareholders’ (deficit) equity	(334.5)	559.4	550.1	(1,109.5)	(334.5)

Total liabilities and shareholders’ (deficit) equity	$1,210.2	$559.4	$981.6	$(1,109.5)	$1,641.7

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2004

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28.0	$—	$70.6	$—	$98.6
Accounts receivable, net	131.4	3.1	305.0	—	439.5
Notes receivable	1.0	—	2.1	—	3.1
Inventories	115.3	11.2	201.3	—	327.8
Other current assets	12.0	—	25.2	—	37.2

Total current assets	287.7	14.3	604.2	—	906.2

Property, plant and equipment, net	123.2	0.1	117.3	—	240.6
Investments in and advance with consolidated subsidiaries	612.7	581.6	—	(1,194.3)	—
Investments in unconsolidated subsidiaries	—	—	9.3	—	9.3
Goodwill	100.1	17.1	241.0	—	358.2
Other assets	93.8	0.4	55.7	—	149.9

Total assets	$1,217.5	$613.5	$1,027.5	$(1,194.3)	$1,664.2

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$92.5	$0.5	$219.0	$—	$312.0
Notes payable	—	—	10.7	—	10.7
Current maturities of long-term debt	2.0	—	1.2	—	3.2
Accrued payroll and other compensation	27.8	0.2	32.6	—	60.6
Deferred revenues	5.8	—	26.4	—	32.2
Accrued expenses	37.5	0.1	89.3	—	126.9

Total current liabilities	165.6	0.8	379.2	—	545.6

Pension and other retiree benefits obligations	289.1	—	54.6	—	343.7
Long-term debt, net of current maturities	1,059.5	—	2.3	—	1,061.8
Other liabilities	23.0	—	6.3	—	29.3

Total liabilities	1,537.2	0.8	442.4	—	1,980.4

Commitments and contingencies	—	—	—	—	—
Minority interest	—	—	3.5	—	3.5
Mandatorily redeemable common stock of Dresser, Ltd.	6.7	—	—	—	6.7

Shareholders’ (deficit) equity:
Total shareholders’ (deficit) equity	(326.4)	612.7	581.6	(1,194.3)	(326.4)

Total liabilities and shareholders’ (deficit) equity	$1,217.5	$613.5	$1,027.5	$(1,194.3)	$1,664.2

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$277.7	$—	$250.8	$(25.6)	$502.9
Cost of revenues	196.0	—	191.7	(25.6)	362.1

Gross profit	81.7	—	59.1	—	140.8
Selling, engineering, administrative and general expenses	71.2	—	50.3	—	121.5

Operating income	10.5	—	8.8	—	19.3
Interest expense	(20.7)	—	(7.4)	6.5	(21.6)
Interest income	6.5	—	0.3	(6.5)	0.3
Other income (expense), net	(0.6)	—	—	—	(0.6)

Income (loss) before income taxes	(4.3)	—	1.7	—	(2.6)
Provision for income taxes	(0.1)	—	(0.6)	—	(0.7)

Income (loss) before equity interests	(4.4)	—	1.1	—	(3.3)
Equity in earnings of unconsolidated subsidiaries	—	—	1.1	—	1.1
Equity in earnings of consolidated subsidiaries	2.0	2.0	—	(4.0)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.2)	—	(0.2)

Net income	$(2.4)	$2.0	$2.0	$(4.0)	$(2.4)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004—Restated

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$256.1	$5.4	$201.3	$(26.4)	$436.4
Cost of revenues	189.4	4.6	147.5	(26.4)	315.1

Gross profit	66.7	0.8	53.8	—	121.3
Selling, engineering, administrative and general expenses	61.9	0.9	42.0	—	104.8

Operating income (loss)	4.8	(0.1)	11.8	—	16.5
Interest expense	(30.1)	(0.1)	(5.1)	4.7	(30.6)
Interest income	4.6	—	0.4	(4.7)	0.3
Other income (expense), net	(0.4)	(0.1)	(0.2)	—	(0.7)

Income (loss) before income taxes	(21.1)	(0.3)	6.9	—	(14.5)
Provision for income taxes	(0.2)	—	(3.0)	—	(3.2)

Income (loss) before equity interests	(21.3)	(0.3)	3.9	—	(17.7)
Equity in earnings of unconsolidated subsidiaries	—	—	0.7	—	0.7
Equity in earnings of consolidated subsidiaries	4.4	4.7	—	(9.1)	—
Minority owner’s share of consolidated subsidiaries	—	—	0.1	—	0.1

Net income (loss)	$(16.9)	$4.4	$4.7	$(9.1)	$(16.9)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$(2.4)	$2.0	$2.0	$(4.0)	$(2.4)
Adjustments to reconcile net income (loss) to cash flow (used in) provided by operating activities:
Depreciation and amortization	6.7	—	5.8	—	12.5
Equity earnings of unconsolidated and consolidated subsidiaries	(2.0)	(2.0)	(1.1)	4.0	(1.1)
Amortization of deferred financing fees, net of amortization of bond premium	1.2	—	—	—	1.2
Other noncash changes in income (loss)	2.2	(0.4)	2.5	—	4.3
Changes in operating assets and liabilities	(56.0)	22.2	3.8	—	(30.0)

Net cash (used in) provided by operating activities	(50.3)	21.8	13.0	—	(15.5)

Cash flows from investing activities:
Capital expenditures	(3.8)	—	(4.9)	—	(8.7)
Proceeds from sale of assets	—	—	0.1	—	0.1
Changes in restricted cash	—	—	(1.8)	—	(1.8)
Other	—	—	(0.6)	—	(0.6)

Net cash provided by (used in) investing activities	(3.8)	—	(7.2)	—	(11.0)

Cash flows from financing activities:
Advances from (to) affiliates:	55.3	(21.8)	(33.5)	—	—
Net increase in short term notes payable	—	—	6.4	—	6.4
Repayment of long-term debt (including current portion)	(0.5)	—	(0.3)	—	(0.8)

Net cash provided by (used in) financing activities	54.8	(21.8)	(27.4)	—	5.6

Effect of translation adjustments on cash	—	—	(0.3)	—	(0.3)

Net increase (decrease) in cash and cash equivalents	0.7	—	(21.9)	—	(21.2)
Cash and cash equivalents, beginning of period	28.0	—	70.6	—	98.6

Cash and cash equivalents, end of period	$28.7	$—	$48.7	$—	$77.4

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004—Restated

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$(16.9)	$4.4	$4.7	$(9.1)	$(16.9)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Depreciation and amortization	7.6	—	3.6	—	11.2
Equity earnings of unconsolidated and consolidated subsidiaries	(4.4)	(4.7)	(0.7)	9.1	(0.7)
Loss on repayment of debt	11.3	—	—	—	11.3
Amortization of deferred financing fees, net of amortization of bond premium	1.3	—	—	—	1.3
Other noncash changes in income (loss)	0.8	0.1	(1.4)	—	(0.5)
Changes in operating assets and liabilities	46.7	0.2	(59.1)	—	(12.2)

Net cash provided by (used in) operating activities	46.4	—	(52.9)	—	(6.5)

Cash flows from investing activities:
Capital expenditures	(10.3)	—	(2.6)	—	(12.9)
Changes in restricted cash	—	—	0.2	—	0.2

Net cash used in investing activities	(10.3)	—	(2.4)	—	(12.7)

Cash flows from financing activities:
Advances from (to) affiliates:	(28.1)	—	28.1	—	—
Net increase in short-term notes payable	0.1	—	1.5	—	1.6
Repayment of long-term debt (including current portion)	(25.0)	—	—	—	(25.0)

Net cash provided by (used in) financing activities	(53.0)	—	29.6	—	(23.4)

Effect of translation adjustments on cash	—	—	—	—	—

Net decrease in cash and cash equivalents	(16.9)		(25.7)	—	(42.6)
Cash and cash equivalents, beginning of period	80.0	—	69.0	—	149.0

Cash and cash equivalent, end of period	$63.1	$—	$43.3	$—	$106.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report constitute “forward-looking statements” as that term is defined under Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan” and other expressions, that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the impact of general economic conditions in the regions in which we do business; the purchasing plans or decisions of our customers; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described below under “Certain Risk Factors.”

Restatement of Historical Financial Statements

As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, we have restated our historical financial statements and other financial information for errors identified in amounts we had previously reported. In light of the restatement, our previously filed financial statements and other financial information for the years ended December 31, 2003 and prior and for each of the first three quarters in 2004 should no longer be relied upon. All restated financial information is included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Management and our independent registered public accounting firm have identified six material weaknesses regarding elements of our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

To address the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. See “Item 4. Controls and Procedures” for information concerning each of our six material weaknesses.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for uncollectible accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, reserve for warranty obligations, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the year ended December 31,

2004, we identified and disclosed critical accounting policies, which included reserves of uncollectible accounts receivable, inventory reserves, impairment of long-lived assets and goodwill, product warranties, income taxes, other contingencies and pension and other post retirement benefit obligations. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since December 31, 2004.

Outlook

Our product offerings include valves, instruments, meters, retail fuel dispensing systems, blowers and natural gas fueled engines and power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

There are several key indicators that drive our business. Over the long-term, demand for energy infrastructure and oilfield equipment is driven by fluctuations in worldwide economic activity and energy consumption, which is a function of global population, industrial growth, the levels of energy consumption per capita and changes in energy usage patterns. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants, as well as our customers’ access to capital. Activity levels can vary substantially in different geographic regions throughout the world. For example, in recent years U.S. markets have been relatively weak while international markets have been relatively strong. The level of oil and gas prices affect all of these activities and are a significant factor in determining our primary customers’ level of cash flow. Our business is subject to cyclicality and periodic downturns, which have caused revenue and earnings to fluctuate in the past. Our customers’ perception of oil and gas prices in the near-to-long-term will impact our business, and as such, continued expectation of higher prices will correspond to strengthening in our business. See “Certain Risk Factors—Our business is cyclical in nature and our business and operating results could be harmed during economic or industry downturns.”

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

In November 2005, we sold our on/off valves and instruments product lines. See “Subsequent Events” and “Item 1. Financial Statements, Note 10. Acquisitions and Dispositions”, for a description of the sales agreements.

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

Compression and Power Systems. During 2004, gas compression-related engine sales and parts sales began to recover from relatively low levels in 2003, and U. S. activity has continued to strengthen in 2005. We have experienced strong Canadian activity since 2004, and we expect this demand to continue through 2006. Engine sales into power generation applications remain relatively strong, although competition based upon price and engine efficiency remains intense. The domestic power generation market is expected to remain flat through the remainder of 2005 while international markets for engines and parts are relatively strong, especially in Pakistan, Bangladesh and South America. Because of the high demand and long product delivery lead times that we believe are currently common across the industry, we are making investments in our business to shorten our delivery schedules.

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

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Consolidated

The following table presents selected financial information regarding consolidated results for the three months ended March 31, 2005 and 2004, respectively.

	Three months ended March 31,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenues	$502.9	100.0%	$436.4	100.0%	$66.5	15.2%
Cost of revenues	362.1	72.0	315.1	72.2	47.0	14.9

Gross profit	140.8	28.0	121.3	27.8	19.5	16.1
Selling, engineering, administrative and general expenses	121.5	24.2	104.8	24.0	16.7	15.9

Operating income	$19.3	3.8%	$16.5	3.8%	$2.8	17.0%

Other items:
Depreciation and amortization	$12.5		$11.2		$1.3	11.6%
Restructuring charges	(0.9)		3.2		(4.1)	(128.1)
Bookings	600.4		446.4		154.0	34.5
Backlog	770.2		486.3		283.9	58.4

Revenues. Revenues in our measurement systems segment increased approximately $47.7 million primarily due to the acquisitions of Nuovo Pignone in June 2004 and higher volumes associated with dispenser sales. Revenue in our flow control segment increased approximately $4.1 million primarily due to higher global demand for our control valves and pressure relief products, tempered by delayed customer shipments and lower volume in our on/off valves product line. Our compression and power systems segment increased revenues approximately $5.0 million due to higher service parts sales resulting from increased engine utilization by our customers. In addition, we experienced the favorable effect of changes in foreign currency exchange rates of $11.3 million.

Gross Profit. Our measurement systems segment increased gross profit by $11.4 million primarily due to the acquisition of Nuovo Pignone in 2004. Our flow control segment increased $2.2 million primarily due to higher volumes in our control valves and natural gas solutions product lines, partially offset by lower gross profit from our on/off valves product line due to delayed customer shipments. Compression and power systems increased gross profit by $2.8 million primarily due to higher demand for industrial blowers in 2005. In addition, we experienced the favorable effect of changes in foreign currency exchange rates of $3.1 million. As a percentage of revenue, gross profit remained relatively unchanged compared to the first quarter of 2004.

Selling, engineering, administrative and general expenses. Measurement systems segment expenses increased $10.3 million primarily due to the acquisition of Nuovo Pignone in June 2004 and increases in our flow control segment of $1.0 million were primarily driven by higher marketing and promotion activity associated with volume growth. Our compression and power systems segment reduced expenses by $3.0 primarily due to lower employee separation and retirement costs. In addition, we experienced the unfavorable effect of changes in foreign currency exchange rates of $1.9 million.

Our corporate and other expenses increased $7.1 million due to approximately $2.3 million in fees associated with our export and controls investigation and approximately $1.6 million in higher consulting fees. In addition, we incurred higher expenses of $3.1 million associated with credit amendment fees, stock option expense, depreciation expense and other miscellaneous accruals.

In the second quarter of 2005, we wrote-off approximately $2.9 million of capitalized expenses associated with our previously announced initial public offering. The capitalized expenses were associated with costs which will no longer provide value in our future initial public offering. During the third quarter of 2005, we decided to discontinue our previously announced plans to implement an ERP system after a pilot installation at our U.S. retail fueling operation indicated that the intended benefits of the system would not be realized in a timely manner and the cost to complete the implementation at our other locations would be significantly higher than originally expected. Accordingly, we will incur exit costs in the third quarter of 2005 of approximately $1.0 million in severance expenses and $12.0 million in impaired assets.

Interest Expense. Interest expense during the first quarter of 2005 was $21.6 million, or $9.0 million lower than 2004. The decrease was primarily due to $11.3 million associated with the write-off of deferred financing fees during the first quarter of 2004.

Provision for Income Taxes. Provision for income taxes during the first quarter of 2005 was $0.7 million, or $2.5 million lower than 2004. The decrease was due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates. In 2005, we continued to provide a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during 2005.

Bookings and Backlog. Bookings increased in our flow control segment primarily due to strong engineering contractor sales compared to 2004 and backlog in the flow control segment increased primarily due to delayed customer shipments. Our measurement systems segment increased bookings and backlog primarily due to the acquisition of Nuovo Pignone in June 2004. Bookings in our compression and power systems segment increased due to higher demand for engines and service parts in our natural gas engines and aftermarket parts business, and backlog increased due to higher demand in the waste water treatment and primary metals markets.

Flow Control

The following table presents selected financial information regarding results for our flow control segment for the three months ended March 31, 2005 and 2004, respectively.

	Three months ended March 31,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenues	$267.0	100.0%	$255.1	100.0%	$11.9	4.7%
Cost of revenues	191.9	71.9	184.3	72.2	7.6	4.1

Gross profit	75.1	28.1	70.8	27.8	4.3	6.1
Selling, engineering, administrative and general expenses	64.6	24.2	62.3	24.4	2.3	3.7

Operating income	$10.5	3.9%	$8.5	3.3%	$2.0	23.5%

Other items:
Depreciation and amortization	$5.5		$5.6		$(0.1)	(1.8)%
Restructuring charges	0.1		2.8		(2.7)	(96.4)
Bookings	336.9		275.9		61.0	22.1
Backlog	530.4		371.4		159.0	42.8

Revenues. Revenues in our control valves and pressure relief product lines increased $13.5 million due to continuing higher demand in the Americas, Europe, and Asia. Higher sales volume and favorable product mix improved revenues in our natural gas solutions product line by $2.8 million. Revenues in our on/off valves product line decreased by $9.4 million from the comparable period in 2004 due to delayed customer shipments and lower orders at the distribution businesses. In addition, our flow control segment revenues benefited from the favorable impact of changes in foreign currency exchange rates of $7.8 million.

Gross Profit. Gross profit in our control valves product line increased $1.5 million driven by higher volume, partially offset by unfavorable product mix. Our natural gas solutions product line increased $2.0 million due to increased volume, reductions in variable costs, and increased operating efficiency. Gross profit in our on/off valves product line decreased $2.3 million due to volume decline from delayed shipments. In addition, our flow control segment benefited from the favorable impact of changes in foreign currency exchange rates of $2.1 million. As a percentage of revenues, gross profit remained relatively unchanged compared to the first quarter of 2004.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased primarily due to higher marketing and promotion activity and commission expenses related to volume growth of $3.4 million. This was partially offset by lower restructuring expenses of $2.6 million in 2005. In addition, the flow control segment was unfavorably impacted by changes in foreign currency exchange rates of $1.3 million.

Bookings and Backlog. Bookings and backlog increased $61.0 million and $159.0 million, respectively. Bookings increased primarily due to strong engineering contractor sales compared to 2004 and back log increased due to delayed customer shipments.

Measurement Systems

The following table presents selected financial information regarding results for our measurement systems segment for the three months ended March 31, 2005 and 2004, respectively.

	Three months ended March 31,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenues	$149.6	100.0%	$98.5	100.0%	$51.1	51.9%
Cost of revenues	109.6	73.3	70.8	71.9	38.8	54.8

Gross profit	40.0	26.7	27.7	28.1	12.3	44.1
Selling, engineering, administrative and general expenses	26.4	17.6	16.1	16.3	10.3	64.0

Operating income	$13.6	9.1%	$11.6	11.8%	$2.0	17.2%

Other items:
Depreciation and amortization	$3.4		$1.2		$2.2	183.3%
Restructuring charges	0.3		—		0.3	NM
Bookings	131.5		97.4		34.1	35.0
Backlog	98.8		58.3		40.5	69.5

Revenues. The increase in revenues was primarily due to the June 2004 acquisition of the distribution businesses of Nuovo Pignone, which contributed $39.2 million in 2005. In addition, we experienced higher volume in both Latin America of $3.8 million and in North America of $4.2 million related to dispenser sales. Changes in foreign currency exchange rates favorably impacted revenue by $3.4 million.

Gross Profit. Gross profit increased due to higher volume and product mix in North America of $3.6 million and Latin America of $0.7 million. In addition, the acquisition of Nuovo Pignone contributed $7.9 million in

2005. Changes in foreign currency exchange rates favorably impacted gross profit by $0.9 million. As a percentage of revenues, gross profit decreased to 26.7% in the three months ended March 31, 2005 compared to 28.1% in the comparable 2004 period. The decline in margins was primarily attributed to unfavorable product mix associated with our Nuovo Pignone business. We are currently evaluating various business strategies to increase our profit margin from this business.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased due to the acquisition of Nuovo Pignone, which contributed $7.5 million, and higher spending of $1.4 million in the United States related to our global expansion efforts and the implementation of an ERP system.

Bookings and Backlog. Bookings increased $34.1 million from the comparable period in 2004 primarily due to Nuovo Pignone, which contributed $29.6 million in 2005. Backlog increased $40.7 million from the comparable period in 2004 due to Nuovo Pignone, which contributed $33.7 million in 2005.

Compression and Power Systems

The following table presents selected financial information regarding results for our compression and power systems segment for the three months ended March 31, 2005 and 2004, respectively.

	Three months ended March 31,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenues	$89.4	100.0%	$84.4	100.0%	$5.0	5.9%
Cost of revenues	63.8	71.4	61.6	73.0	2.2	3.6

Gross profit	25.6	28.6	22.8	27.0	2.8	12.3
Selling, engineering, administrative and general expenses	11.1	12.4	14.1	16.7	(3.0)	(21.3)

Operating (loss) income	$14.5	16.2%	$8.7	10.3%	$5.8	66.7%

Other items:
Depreciation and amortization	$1.9		$3.5		$(1.6)	(45.7)%
Restructuring charges	(1.2)		0.4		(1.6)	NM
Bookings	132.1		73.1		59.0	80.7
Backlog	141.0		56.6		84.4	149.1

Revenues. Revenues increased primarily due to higher service parts sales of $3.5 million, which were positively impacted by higher engine utilization by our customers. Energy prices have increased in recent months, resulting in our customers placing more engine capacity in service. Also contributing to the increase were higher sales from industrial blowers of $1.6 million due to strong demand in the waste water treatment and primary metals market.

Gross Profit. Gross profit related to our industrial blowers business increased $2.4 million due to higher demand in 2005 as well as impairment charges in 2004 related to our Houston facility. Gross profit related to power generation decreased $0.7 million primarily due to higher variable costs related to metal prices, partially offset by manufacturing productivity improvements resulting from engine production efficiency. As a percentage of revenues, gross profit increased to 28.6% in the three months ended March 31, 2005 compared to 27.0% in the comparable 2004 period.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses decreased due to employee separation and retirement costs of $1.2 million incurred in 2004 and the reversal of previously accrued employee separation costs of $1.3 million related to a terminated outsourcing plan in 2005. We had previously accrued restructuring costs at the end of 2003 associated with the planned outsourcing for the manufacture of certain of our blowers. However, in the first quarter of 2005, we determined we could not establish an appropriate outsourcing partner and reversed the previously established severance reserve.

Bookings and Backlog. Bookings increased $59.0 million due to higher demand for engines and service parts in our natural gas engines and aftermarket parts business and higher demand in our industrial blowers market. Backlog increased $84.4 million due to higher demand in waste water treatment and the primary metals markets as well as strong market demand due to early placement of engines in the gas compression market.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flows and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and cash equivalents were $77.4 million and $106.4 million, as of March 31, 2005 and 2004, respectively. A significant portion of our cash and cash equivalents are utilized in our international operations and may not be immediately available to service debt in the United States. In addition, due to our geographic diversity, our cash requirements tend to be higher than the requirements for similar, but less diverse companies.

Cash flows used in operating activities were $15.5 million for the period ended March 31, 2005 compared to $6.5 million for the same period in 2004. The year-over-year decrease in operating cash resulted from losses on the repayment of debt in 2004 of $11.3 million and a decrease in working capital of $17.8 million, partially offset by improved results of operations in 2005 of $14.5 million. Changes in working capital were primarily the result of an increase in inventory of $31.9 million primarily due to higher bookings and backlog, partially offset by a decrease in accounts receivable of $27.5 million, primarily due to improved collections, an increase in other accrued expenses of $4.9 million and an increase in accounts payable of $8.5 million.

Cash flows used in investing activities for the period ended March 31, 2005 were $11.0 million, primarily resulting from capital expenditures of $8.7 million.

Cash flows provided by financing activities for the period ended March 31, 2005 were $5.6 million, resulting from changes in our short-term and long-term debt.

(in millions)
Total long-term debt, including current maturities outstanding at March 31, 2005:
Tranche C term loan	$380.0
Senior unsecured term loan	125.0
9 3/8% senior subordinated notes	550.0
Other debt	9.0

Total long-term debt, including current maturities	$1,064.0

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

In addition, during 2005, we entered into several consents and waivers to our senior unsecured term loan agreement and extended to February 15, 2006, the deadline for providing our lenders under the senior unsecured term loan agreement with audited financial statements for the year ended December 31, 2004 and extended to February 15, 2006, our deadline for providing these lenders with unaudited financial statements for the first and second fiscal quarters of 2005. The consent also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders under the credit agreement prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

Prior to the filing of this Form 10-Q with the SEC, we had not timely furnished certain annual and quarterly financial information required to be contained in our 2004 Form 10-K and our 2005 First and Second Quarter Reports on Form 10-Q, respectively, as required by Section 4.03(a) of the indenture governing our senior subordinated notes. In addition, because of the restatement of prior period financial information described in our 2004 Form 10-K, certain of our prior SEC filings may be deemed not to have complied with Section 4.03(a). On December 6, 2005, we commenced a solicitation of consents from the holders of these notes and on December 19, 2005, executed a supplemental indenture extending the financial statement delivery requirement to February 15, 2006 and waiving past defaults. With the filing of this Form 10-Q and the filing of our 2005 Second and Third Quarter Reports on Form 10-Q, we will satisfy the applicable requirements of, and cure any default that may have been deemed to exist under Section 4.03(a) of the indenture.

We have a $100.0 million revolving credit facility, of which $35.7 million was available subject to certain conditions, and $64.3 million was utilized for letters of credit as of March 31, 2005.

We believe cash flows from operating activities combined with availability under our credit agreement will be sufficient to enable us to meet our cash flow needs for the next twelve months.

Our long-term ability to make payments on and to refinance our indebtedness, including our credit facility, our senior unsecured term loan and our senior subordinated notes, to achieve specified financial ratios required under our credit agreement, and to fund future acquisitions, planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under the revolving credit portion of our credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We cannot be assured, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay or refinance our indebtedness, including our credit facility, our senior unsecured term loan or our senior subordinated notes, or to fund our acquisition strategy or meet our other liquidity needs. If we are unable to achieve the financial ratios specified in our credit facility, we could be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase, which could adversely impact our future earnings.

We may need to refinance all or a portion of our indebtedness, including our credit facility, our senior unsecured term loan or senior subordinated notes, on or before maturity. We cannot be assured that we will be able to refinance any of our indebtedness, including our credit facility, our senior unsecured term loan and our senior subordinated notes, on commercially reasonable terms or at all. See “Certain Risk Factors—Restrictive covenants in our senior secured credit facility, the indenture governing our senior subordinated notes and our senior unsecured term loan may restrict our ability to pursue our business strategies.”

We may from time to time seek to retire our outstanding debt through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, we may elect to issue additional share to finance future acquisitions or to meet our other liquidity needs. Any future equity issuances will dilute the ownership interest in our company and may adversely impact earnings per share in future periods.

Subsequent Events

On/Off Valve Business

In November 2005, we sold substantially all of our worldwide on/off valve business to Cooper Cameron Corporation. The sale of the Brazilian portion of the on/off business is awaiting Brazilian regulatory confirmation of transfer permits and tax documents which we expect to be completed in early 2006. The total purchase price for the on/off business was $223.8 million in cash, subject to post-closing adjustments, including $21.3 million attributable to the Brazilian operation. In connection with the sale, Cooper Cameron has assumed certain liabilities which include ordinary course customer/vendor contracts, leases and other commercial agreements; specified agency/distributor agreements; working capital liabilities, including payables and accrued payroll; specified severance, change of control and employment agreements; product warranty/ product liability for products shipped post-closing, as well as product warranty/product liability for products shipped pre-closing, but only to the extent of warranty reserves; and liquidated damages on shipped products to the extent of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing.

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

Instruments Business

Also in November 2005, we sold our instruments business to Ashcroft Holdings, Inc., an affiliate of KPS Special Situations Fund II, L.P. (“Ashcroft”), for approximately $34.0 million in cash, subject to certain limited post-closing adjustments. Ashcroft will assume certain liabilities which include ordinary course contracts, leases, distributor and sales agent contracts, and other commercial agreements; working capital liabilities, including payables and accrued payroll; termination or severance obligations that may be payable to certain distributors, sales agents and employees; and liabilities under the unit’s German pension plan.

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

Inventory Costing. In November 2004, the FASB issued SFAS 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for idle facility expense, freight, handling costs and wasted material to require these items to be expensed as current period charges, regardless of whether they meet the criterion of “abnormal” previously defined in Accounting Research Bulletin (“ARB”) 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effects of this pronouncement.

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

Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligation are uncertain. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined and disclose information regarding unrecognized conditional asset retirement obligations. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.

Accounting Changes and Error Corrections. In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections,” which requires the retrospective application of changes to accounting principles, changes in estimates, and reporting entities. SFAS No. 154 will be effective for accounting changes and corrections occurring in fiscal years beginning after December 15, 2005. We will adopt the provisions of this standard in the first quarter of 2006 and we do not believe this standard will have a material impact on our financial statements.

Certain Risk Factors

Set forth below are important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by our management.

We have a history of net losses, and we may not become profitable or sustain profitability in the future.

Since 2001, we have had a history of net losses. During 2004, 2003 and 2002, we reported net losses of approximately $63.9 million, $37.9 million and $10.8 million, respectively. For the three months ended March 31, 2005, we reported a net loss of $2.4 million. At March 31, 2005, we had an accumulated stockholders’

deficit of $334.5 million. We cannot assure you that we will achieve profitability in the future. If we continue to incur net losses, our business, results of operations and financial condition could be materially and adversely affected.

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

For the three months ended March 31, 2005, our largest customer represented approximately 2.4% of our total revenues, and our top ten customers collectively represented approximately 15.6% of our total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a greater percentage of our sales. We could also lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

The sale of our on/off valve business could impact our ability to maintain relationships with our current customers or attract new customers because our on/off valves product line gave us the ability to provide a comprehensive suite of valve products to our customers.

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

Management and our independent registered public accounting firm have identified material weaknesses regarding elements of our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

Overall six material weaknesses have been identified and are described in detail in “Item 4. Controls and Procedures.” We have taken and continue to take steps to correct these material weaknesses. The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our interim financial statements is subject to continued management review supported by confirmation and testing by our internal auditors, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. Beginning with the year ending December 31, 2007, under our current filing status, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on our management’s assessment of and operating effectiveness of internal controls. Should we issue public equity prior to July 1, 2006, and otherwise satisfy the definition of “accelerated filer” under applicable SEC rules, we will be required to be in compliance with Section 404 by December 31, 2006. We have substantial efforts ahead of us to complete documentation of our internal control system and financial processes, design and assessment of our information systems, remediation of control deficiencies identified in these efforts and management testing of the design and operation of our internal controls. We cannot assure you that we will be able to complete the required management assessment by our reporting deadline. An inability to complete and document this assessment could result in a scope limitation qualification or a scope limitation disclaimer by our auditors on their attestation of our internal controls. In addition, one of our material weaknesses relates to our internal control over our financial organization, including inadequate accounting polices, procedures, training, experience, communication and oversight. As a result, we are not able to conclude that our internal controls over financial accounting and reporting are effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside the United States for the three months ended March 31, 2005 were 63% of our total sales for that period. Since 2001, our sales outside the United States as a percentage of our total sales has increased, and we expect this percentage to continue to increase in the foreseeable future. Accordingly, significant negative events affecting the markets where we operate, or other international markets, could jeopardize or limit our ability to transact business in the manner we expect, which could adversely affect our business, revenues and operating results. Some of these factors include:

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

As of March 31, 2005, we had approximately 9,100 employees. Approximately 31% of our workforce in the United States is represented by labor unions. Of our eight material collective bargaining agreements, one will expire in 2006, five will expire in 2008, one will expire in 2009 and one will expire in 2011. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements. The renegotiation of our existing collective bargaining agreements could result in significant increases in our labor costs. In addition, a breakdown in such negotiations could result in the disruption of our operations, which could have a material adverse effect on our business, financial condition and results of operations. For example, in May 2003, our labor agreement with the International Association of Machinists & Aerospace Workers, AFL-CIO District 10 at our Waukesha, Wisconsin manufacturing plant expired, and we failed to reach agreement on a new labor contract at that time. The bargaining unit voted in favor of a strike on May 2, 2003. On July 23, 2003, we announced the signing of a new three-year labor agreement, and our union shop employees resumed work on July 28, 2003. The strike had a material adverse impact on our results of operations in the second and third quarters of 2003.

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

As of March 31, 2005, private equity funds managed by First Reserve and Odyssey, through DEG Acquisitions, LLC, indirectly owned 88.48% of our common stock. The funds therefore have the power to control the election of our directors, and their interests may not be aligned with our other investors’ interests. The directors elected by First Reserve and Odyssey will have authority, subject to the terms of our debt agreements, to issue additional shares of common stock, implement repurchase programs and make other decisions about our common stock.

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

As of March 31, 2005, we had $1,064.0 million of outstanding long-term indebtedness, including the current portion, $16.6 million of short-term notes and a shareholders’ deficit of $334.5 million. This level of indebtedness could have important consequences, including the following:

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

The terms of our credit facility, the indenture governing our subordinated notes and our $125 million senior unsecured term loan facility do not prohibit us from incurring significant additional indebtedness in the future, including indebtedness for acquisitions. As of March 31, 2005, we had $35.7 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

To service our indebtedness, we will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.

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

The guarantors of our senior secured credit facility include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the quarter ended March 31, 2005 of our subsidiaries that are not guarantors were $250.8 million. As of March 31, 2005, our subsidiaries that are not guarantors held 60% of our total assets. Each of the subsidiary guarantors would be released from its guarantee if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly-owned,” as defined in the governing agreement. The agreement does not restrict our ability to do so.

Since a substantial portion of our operations are conducted by foreign and non-wholly-owned subsidiaries, our cash flows and our ability to service debt, including our ability to pay the interest on and principal of our indebtedness when due, are dependent to a significant extent on interest payments, repayment of intercompany loan principal cash dividends and distributions and other transfers of cash from our foreign and non-wholly-owned subsidiaries. In addition, any payment of interest, dividends, distributions, loans or advances by our foreign and non-wholly-owned subsidiaries to us, could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which our foreign subsidiaries operate. Moreover, payments to us by the foreign and non-wholly-owned subsidiaries may be dependent upon these subsidiaries’ earnings.

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

	March 31, 2005								December 31, 2004
	Carrying Amount							Fair Value	Carrying Amount	Fair Value
	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$0.4	$—	$—	$—	$—	$—	$0.4	$—	$0.4	$—
Avg. Contract Rate	104.6897
Euro
Contract Amount	$71.2	$1.3	$—	$—	$—	$—	$72.5	$1.8	$82.9	$4.2
Avg. Contract Rate	1.2918	1.3297
Canadian Dollar
Contract Amount	$—	$—	$—	$—	$—	$—	$—	$—	$22.4	$—
Avg. Contract
Related forward contracts to sell GBP
Euro
Contract Amount	$0.1	$—	$—	$—	$—	$—	$0.1	$—	$0.3	$—
Avg. Contract Rate	0.7055
Related forward contracts to buy USD
South African Rand
Contract Amount	$0.9	$—	$—	$—	$—	$—	$0.9	$—	$1.5	$(0.2)
Avg. Contract Rate	6.0951
Euro
Contract Amount	$8.4	$0.1	$—	$—	$—	$—	$8.5	($0.1)	$7.9	$—
Avg. Contract Rate	1.3313	1.3234
Japanese Yen
Contract Amount	$4.7	$13.1	$—	$—	$—	$—	$17.8	($0.1)	$18.7	$—
Avg. Contract Rate	102.9773	101.00
British Pound
Contract Amount	$3.2	$2.4	$—	$—	$—	$—	$5.6	$—	$5.0	$—
Avg. Contract Rate	1.8567	1.9034
Canadian Dollar
Contract Amount	$5.5	$11.8	$—	$—	$—	$—	$17.3	$—	$43.7	$—
Avg. Contract Rate	1.2304	1.2351
Related forward contracts to buy JPY
Euro
Contract Amount	$1.1	$—	$—	$—	$—	$—	$1.1	$—	$1.1	$(0.1)
Avg. Contract Rate	132.1200
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—	$0.1	$—
Avg. Contract Rate	8.1044
Related forward contracts to buy GBP
Euro
Contract Amount	$—	$—	$—	$—	$—	$—	$—	$—	$0.5	$—
Avg. Contract Rate
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$2.0	$0.9	$0.7	$0.7	$0.7	$550.9	$555.9	$584.8	$556.5	$604.5
Average Interest Rate	9.31%	9.32%	9.34%	9.35%	9.36%	9.37%
Variable Rate	$—	$—	$—	$191.0	$189.0	$125.0	$505.0	$514.3	$505.0	$513.4
Average Interest Rate				7.26%	7.82%	8.18%
Euro Functional Currency
Fixed Rate	$0.7	$1.2	$0.7	$0.5	$—	$—	$3.1	$3.1	$3.5	$3.4
Average Interest Rate	4.44%	4.43%	4.41%	4.41%

Item 4. Controls and Procedures

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

Internal Control over Financial Reporting

Management and our independent registered public accounting firm have identified material weaknesses regarding elements of our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

To address the material weaknesses, the company performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with United States Generally Accepted Accounting Principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented.

The six material weaknesses that have been identified, and the steps we have taken and continue to take to remediate the material weaknesses, are:

•	An ineffective control environment in our finance organization, including inadequate accounting policies, procedures, training, experience, communication and oversight.

Our independent registered public accounting firm first identified this as a reportable condition to management in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ending December 31, 2002. Corporate accounting does not have enough insight into operations to adequately identify issues, and our field personnel do not possess the necessary accounting expertise to accurately record transactions in instances involving non-routine entries or complex accounting or recognize the need to request assistance from corporate accounting. There is also inadequate understanding among our business unit accounting staff with respect to the proper application of United States Generally Accepted Accounting Principles and our accounting policies. Other contributing factors include the complexity of our consolidation process, particularly with respect to multiple legal entities and operational units; inadequate and disparate computer systems and numerous accounting centers. Also contributing to the condition is a lack of precision at certain operations in the application of our accounting policies, including the reconciliation of accounts to the general ledger, and inconsistent application of these policies with respect to inventory costing, bad debts, sales allowances, inventory reserves, property, warranty and various expense accruals.

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

We have hired a Director of Financial Programs and Control and have dedicated ten individuals with appropriate qualifications to prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which we will be required to be in compliance with by December 31, 2007, under our current filing status. Should we issue public equity before July 1, 2006 and otherwise satisfy the definition of an “accelerated filer” under applicable SEC rules, we will be required to be in compliance with Section 404 by December 31, 2006. We have also hired highly skilled personnel and other expert consultants at both the corporate and business unit levels. We have commenced projects to update policies and procedures and to enhance overall company-level controls. All significant locations are being evaluated as to their financial reporting controls. Finally, in 2004 we launched a virtual learning center designed to provide employees with educational opportunities on a variety of functional topics including finance, information technology, and regulations impacting the Company’s business, human resources and general management.

In August 2005, we conducted a high level meeting to, among other things, discuss the weaknesses identified above and develop strategies for addressing them. The meeting included the senior representatives from the Accounting and Finance teams from each operation worldwide.

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

Although we have implemented and continue to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We are taking steps to improve our internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The efforts we have taken and continue to take are subject to continued management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting. Other than the foregoing initiatives since the date of the evaluation supervised by our management, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

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