Form 10-Q
period 2005-06-30
DRESSER INC
filed 2005-12-21
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of common stock (par value $0.01 per share) as of December 15, 2005 was 1,000.

DRESSER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Revenues	$572.1	$496.1	$1,075.0	$932.5
Cost of revenues	407.7	350.6	769.8	665.7

Gross profit	164.4	145.5	305.2	266.8
Selling, engineering, administrative and general expenses	144.0	103.3	265.5	208.1

Operating income	20.4	42.2	39.7	58.7
Interest expense	(23.0)	(19.1)	(44.6)	(49.7)
Interest income	0.2	0.2	0.5	0.5
Other income (expense), net	(1.2)	0.2	(1.8)	(0.5)

Income (loss) before income taxes	(3.6)	23.5	(6.2)	9.0
Provision for income taxes	(2.7)	(4.0)	(3.4)	(7.2)

Income (loss) before equity interests	(6.3)	19.5	(9.6)	1.8
Equity in earnings of unconsolidated subsidiaries	1.1	0.7	2.2	1.4
Minority owner’s share of consolidated subsidiaries	(0.2)	(0.2)	(0.4)	(0.1)

Net income (loss)	$(5.4)	$20.0	$(7.8)	$3.1

Basic and diluted net income (loss) per share	$(5,400)	$20,000	$(7,800)	$3,100

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share information)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$78.5	$98.6
Accounts receivable, net of allowance for doubtful accounts of $13.9 and $15.6	406.3	439.5
Notes receivable	0.5	3.1
Inventories	361.8	327.8
Other current assets	52.4	37.2

Total current assets	899.5	906.2

Property, plant and equipment, net	229.6	240.6
Investments in unconsolidated subsidiaries	9.9	9.3
Goodwill	338.2	358.2
Other assets	146.0	149.9

Total assets	$1,623.2	$1,664.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$285.4	$312.0
Notes payable	20.9	10.7
Current maturities of long-term debt	2.2	3.2
Accrued payroll and other compensation	69.3	60.6
Deferred revenue	59.5	32.2
Accrued expenses	121.2	126.9

Total current liabilities	558.5	545.6

Pension and other retiree benefit obligations	338.2	343.7
Long-term debt, net of current maturities	1,060.7	1,061.8
Other liabilities	27.5	29.3

Total liabilities	1,984.9	1,980.4

Commitments and contingencies	—	—
Minority interest	3.3	3.5
Mandatorily redeemable common stock of Dresser, Ltd.	11.5	6.7

Shareholders’ deficit:
Common stock $0.01 par value; issued and outstanding: 1,000 shares	—	—
Additional paid in capital	454.2	455.7
Loan to Dresser, Ltd.	(1.6)	(1.6)
Dividends in excess of net book value	(605.6)	(605.6)
Accumulated deficit	(166.3)	(158.5)
Accumulated other comprehensive loss	(57.2)	(16.4)

Total shareholders’ deficit	(376.5)	(326.4)

Total liabilities and shareholders’ deficit	$1,623.2	$1,664.2

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2005	2004 (Restated)
Cash flows from operating activities:
Net income (loss)	$(7.8)	$3.1
Adjustments to reconcile net income (loss) to cash flow used in operating activities:
Depreciation and amortization	23.8	22.6
Equity in earnings of unconsolidated subsidiaries	(2.2)	(1.4)
Loss on repayment of debt	—	11.3
Amortization of deferred financing fees, net of amortization of bond premium	2.4	2.4
Other non-cash changes in income	8.2	(2.1)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	22.8	(48.2)
Inventories	(44.9)	(5.4)
Accounts payable	(14.3)	14.3
Accrued expenses	14.8	5.1
Pension and other retiree benefit obligations	(1.3)	3.6
Other	(5.0)	(11.0)

Net cash used in operating activities	(3.5)	(5.7)

Cash flows from investing activities:
Acquisition of businesses	—	(171.5)
Capital expenditures	(16.0)	(28.5)
Proceeds from sale of assets	0.2	0.3
Changes in restricted cash	(3.6)	(1.3)
Other	(0.6)	—

Net cash used in investing activities	(20.0)	(201.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	172.4
Repayment of long-term debt (including current portion)	(1.5)	(25.2)
Net change in short-term notes payable	9.9	3.7
Purchase of shares, net of proceeds from escrow and exercise of stock options	0.4	(1.9)

Net cash provided by financing activities	8.8	149.0

Effect of translation adjustments on cash	(5.4)	(0.8)

Net decrease in cash and cash equivalents	(20.1)	(58.5)
Cash and cash equivalents, beginning of period	98.6	149.0

Cash and cash equivalents, end of period	$78.5	$90.5

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$42.0	$37.6
Income taxes	$7.1	$7.1

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004. As used in this report, the terms “Dresser,” “the Company,” “we”, “our” or “us” refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

Restatement of Historical Financial Statements

We have restated our financial statements and other information for errors identified in amounts we had previously reported in our historical financial statements for the first nine months of 2004 and periods prior to 2004. Errors identified in our 2004 restatement which relate to the three and six months ended June 30, 2004 consisted of accounting for foreign currency translation; inventory, including capitalization of inventory costs, the elimination of profits related to intercompany inventory transfers, and excess and obsolete inventory; capitalization and amortization of deferred financing fees; and other adjustments primarily of a control-related or bookkeeping nature.

The following table sets forth the effects of these errors:

	Adjustment to Net Income (Loss)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in millions)
Foreign currency translation	$(0.1)	$(0.6)
Inventory costing	1.7	(1.5)
Deferred financing fees	(0.3)	4.6
Other	0.6	0.9

Total adjustments	$1.9	$3.4

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the effects of the restatement on our previously reported statement of operations for the three and six months ended June 30, 2004.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	As Reported	As Restated	As Reported	As Restated
	(in millions, except share and per share amounts)
Revenues	$495.9	$496.1	$932.2	$932.5
Cost of revenues	352.5	350.6	664.4	665.7

Gross profit	143.4	145.5	267.8	266.8
Selling, engineering, administrative, and general expenses	103.7	103.3	208.4	208.1

Operating income	39.7	42.2	59.4	58.7
Interest expense	(18.5)	(19.1)	(54.5)	(49.7)
Interest income	0.2	0.2	0.5	0.5
Other income (expense), net	0.2	0.2	—	(0.5)

Income (loss) before income taxes	21.6	23.5	5.4	9.0
Provision for income taxes	(4.0)	(4.0)	(7.2)	(7.2)

Income (loss) before equity interests	17.6	19.5	(1.8)	1.8
Equity in earnings of unconsolidated subsidiaries	0.7	0.7	1.6	1.4
Minority owner's share of consolidated subsidiaries	(0.2)	(0.2)	(0.1)	(0.1)

Net income (loss)	$18.1	$20.0	$(0.3)	$3.1

Basic and diluted net income (loss) per share	$18,100	$20,000	$(300)	$3,100

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000

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

Following are the components used to calculate our basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions, except share and per share amounts)
Consolidated operations:
Net income (loss)	$(5.4)	$20.0	$(7.8)	$3.1

Average equivalent shares:
Basic and diluted weighted average shares of common stock	1,000	1,000	1,000	1,000

Per share amounts:
Basic and diluted income (loss) per share	$(5,400)	$20,000	$(7,800)	$3,100

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3. Business Segment Information

We aggregate our business units into three reportable segments: flow control, measurement systems and compression and power systems. The business segments are organized around the products and services provided to the customers each serves. The business units aggregated share like businesses, operational and economic features.

Flow Control. Operations of the flow control segment include the design, manufacture and marketing of valves and actuators. These products are used to start, stop and control the flow of liquids and gases and to protect process equipment from excessive pressure. In addition, this segment also includes the design, manufacture and marketing of natural gas meters, regulators, digital and analog pressure and temperature gauges, transducers, and piping specialties such as couplings and pipe fabrications. In September 2005, we agreed to sell our on/off valves and instruments product lines. See “Note 10. Acquisitions and Dispositions.”

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We evaluate performance based on the operating income or loss from each business segment which excludes interest, other income (deductions) and income taxes. The following table presents information by reportable segment for the three and six months ended June 30, 2005 and 2004.

	Flow Control	Measurement System	Compression and Power Systems	Reconciling Items, Including Corporate (1)	Total
	(in millions)
Three Months Ended June 30, 2005
Revenue from external customers	$311.1	$160.5	$100.5	—	$572.1
Intersegment revenues	1.3	0.6	0.1	(2.0)	—
Operating income	18.1	18.1	11.9	(27.7)	20.4
Depreciation and amortization	5.3	2.5	1.8	1.7	11.3
Capital expenditures	5.3	—	0.5	1.5	7.3

Three Months Ended June 30, 2004—Restated
Revenue from external customers	$295.0	$129.3	$71.8	—	$496.1
Intersegment revenues	0.1	1.3	0.1	(1.5)	—
Operating income	24.0	19.1	7.3	(8.2)	42.2
Depreciation and amortization	5.7	1.8	3.4	0.5	11.4
Capital expenditures	8.8	0.3	0.2	6.3	15.6

Six Months Ended June 30, 2005
Revenue from external customers	$576.4	$309.4	$189.2	—	$1,075.0
Intersegment revenues	3.0	1.2	0.9	(5.1)	—
Operating income	28.6	31.7	26.4	(47.0)	39.7
Depreciation and amortization	10.8	5.9	3.7	3.4	23.8
Goodwill	236.1	102.1	—	—	338.2
Total assets	885.8	419.3	163.2	154.9	1,623.2
Capital expenditures	10.1	1.7	1.3	2.9	16.0

Six Months Ended June 30, 2004—Restated
Revenue from external customers	$549.9	$226.5	$156.1	—	$932.5
Intersegment revenues	0.4	2.5	0.2	(3.1)	—
Operating income	32.4	30.7	16.0	(20.4)	58.7
Depreciation and amortization	11.4	3.0	6.9	1.3	22.6
Goodwill	296.3	98.4	—	—	394.7
Total assets	842.6	383.4	143.4	247.3	1,616.7
Capital expenditures	17.0	0.6	0.9	10.0	28.5

(1)	Revenue and operating income represent inter-segment eliminations and certain corporate overhead cost not allocated to each business segment. Assets primarily consist of cash, deferred financing fees, prepaid and intangible pension costs and deferred tax assets.

Note 4. Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (“LIFO”) method. All other inventories are valued on a first-in, first-out (“FIFO”) or weighted average cost basis.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Inventories on the LIFO method represented $81.0 million and $64.0 million of our total inventories as of June 30, 2005 and December 31, 2004, respectively. The excess of FIFO over LIFO costs were $86.8 million and $86.8 million as of June 30, 2005 and December 31, 2004. Inventories are summarized as follows:

	June 30, 2005	December 31, 2004
	(in millions)
Finished products and parts	$196.9	$222.4
In-process products and parts	136.5	102.2
Raw materials and supplies	115.2	90.0

Inventories	448.6	414.6
Less:
LIFO reserve	(86.8)	(86.8)

Total inventories	$361.8	$327.8

Note 5. Pension and Other Retiree Benefit Obligations

We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans that cover a significant number of our employees. The following tables provide information related to our net periodic benefit cost for the three and six months ended June 30, 2005 and 2004:

	Defined Benefit Plans		Other Postretirement Plans		Defined Benefit Plans		Other Postretirement Plans
	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions)

Service cost	$2.0	$1.7	$0.6	$0.5	$4.0	$3.5	$1.2	$1.0
Interest cost	4.7	4.5	2.4	2.2	9.4	8.9	4.9	4.9
Amortization of prior service cost	0.5	0.5	(1.8)	(1.9)	1.0	1.0	(3.7)	(3.7)
Amortization of net loss	1.7	1.4	0.5	(0.1)	3.4	2.7	1.0	0.6
Transition obligation	0.5	0.4	—	—	1.0	0.9	—	—
Expected return on assets	(4.5)	(4.2)	—	—	(9.0)	(8.4)	—	—

Net periodic benefit cost	$4.9	$4.3	$1.7	$0.7	$9.8	$8.6	$3.4	$2.8

We made cash contributions of approximately $14.0 million to our pension benefit plans during the six months ended June 30, 2005 compared to $2.9 million for the six months ended June 30, 2004. We expect to make additional cash contributions of $8.2 million throughout the remainder of 2005.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Prior to the filing of this Form 10-Q with the SEC, we had not timely furnished certain annual and quarterly financial information required to be contained in our 2004 Form 10-K and our 2005 First, Second and Third Quarter Reports on Form 10-Q, respectively, as required by Section 4.03(a) of the indenture governing our senior subordinated notes. In addition, because of the restatement of prior period financial information described in our 2004 Form 10-K, certain of our prior SEC filings may be deemed not to have complied with Section 4.03(a). On December 6, 2005, we commenced a solicitation of consents from the holders of these notes and on December 19, 2005, executed a supplemental indenture extending the financial statement delivery requirement to February 15, 2006 and waiving past defaults. With the filing of this Form 10-Q and the filing of our Third Quarter Report on Form 10-Q, we will satisfy the applicable requirements of, and cure any default that may have been deemed to exist under Section 4.03(a) of the indenture.

Note 7. Comprehensive Income (Loss)

The following table sets forth the components of comprehensive income (loss), net of income tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions)

Net income (loss)	$(5.4)	$20.0	$(7.8)	$3.1
Other comprehensive (loss) income
Foreign currency translation adjustment	(31.2)	(4.9)	(36.0)	(6.6)
Unrealized gain (loss) on derivative instruments	(3.3)	(1.5)	(4.8)	(3.9)

Comprehensive income (loss)	$(39.9)	$13.6	$(48.6)	$(7.4)

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As Halliburton has publicly disclosed, it has been subject to numerous lawsuits involving asbestos claims associated with, among other things, the operating units of Dresser Industries that were retained by Halliburton or disposed of by Dresser Industries or Halliburton prior to the recapitalization transaction. These lawsuits have resulted in significant expense for Halliburton. Pursuant to the recapitalization agreement with Halliburton, all liabilities related to asbestos claims arising out of events occurring prior to the consummation of the recapitalization transaction, are defined to be “excluded liabilities,” whether they resulted from activities of Halliburton, Dresser Industries or any predecessor entities of any of our businesses. The recapitalization agreement provides for certain indemnification obligations of Halliburton for losses and liabilities that we incur arising out of, among others, such “excluded liabilities.” Those affiliates filed a plan of reorganization that became effective on January 20, 2005, which requires asbestos plaintiffs with claims against us or Halliburton to look for relief exclusively to a trust established under the plan. The plan prevents us from asserting our right to indemnification under the recapitalization agreement with Halliburton as it relates to asbestos claims based on events occurring prior to the closing of the recapitalization. However, this indemnification right is unnecessary because the plan also prevents those asbestos plaintiffs from asserting claims against us. See “—Halliburton Indemnifications.”

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

affiliates to sanctioned countries (in addition to the sales by the Dubai branch) that appear to have been performed without required U.S. government authorization.

In response to the foregoing, we have undertaken and are continuing to implement a comprehensive remedial program that is designed to prevent further unlawful transactions by our foreign subsidiaries and branches, and unlawful facilitations by U.S. persons of otherwise legal transactions by our foreign subsidiaries, involving sanctioned countries. While our foreign subsidiaries may lawfully conduct business with sanctioned countries (other than Cuba), pursuant to a recently adopted company-wide policy they will no longer be permitted to accept new business (other than such business as they are contractually obligated to undertake in compliance with U.S. laws) intended to or for Iran or Sudan. We have also adopted a requirement that the U.S. export/import compliance and/or legal department conduct a review of all proposed transactions by our foreign subsidiaries relating to sanctioned countries to determine whether such sales are consistent with the new policy and in compliance with applicable U.S. laws. In addition, we have issued further guidance and provided additional training to, our employees concerning the application of U.S. foreign trade controls, and we have reorganized our management team that oversees compliance with these controls. Primary responsibility for overseeing such compliance resides with a newly created corporate officer position titled Executive Vice President, Ethics and Compliance, which reports directly to the Chief Executive Officer and to the Audit Committee. We have also established the position of Corporate Export/Import Compliance Director, reporting directly to the new Executive Vice President. At each business unit, compliance managers and export/import compliance managers have also been appointed. These business unit managers report to the new Executive Vice President and the new Corporate Export /Import Compliance Director, respectively. We are also taking appropriate disciplinary action against personnel who failed to meet their obligations under Company policy or otherwise engaged in wrongful conduct.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Note 9. Accrued Warranties

We offer warranties on the sale of certain of our products and we record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. Accrued warranties are included in accrued expenses in our balance sheet. The following shows the activity of our warranty accrual:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Balance at the beginning of the period	$25.0	$26.3	$25.8	$26.9
Accruals for warranties issued during the period	4.1	4.3	8.7	9.4
Changes in accruals related to pre-existing warranties	—	0.6	0.1	(0.8)
Settlements made (in cash or in kind) during the period	(4.3)	(4.2)	(9.8)	(8.5)

Balance at the end of the period	$24.8	$27.0	$24.8	$27.0

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

The accompanying financial statements do not reflect the effects of the disposition of our on/off valve business as it does not qualify as a discontinued operation at June 30, 2005. The on/off valve business comprised approximately $490.1 million of total assets and $324.9 million of total liabilities at June 30, 2005.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues from the on/off valve business consisted of $124.5 million and $218.5 million for the three and six months ended June 30, 2005, respectively. Operating loss consisted of $4.2 million and $7.4 million for the three and six months ended June 30, 2005, respectively. We do not expect any resulting gain or loss from the sale of our on/off valve business to be significant to the sales transaction.

Instruments Business

Also in November 2005, we sold the instruments business of our flow control segment to Ashcroft Holdings, Inc., an affiliate of KPS Special Situations Fund II, L.P. (“Ashcroft”), for approximately $34.0 million in cash, subject to certain post-closing adjustments. Ashcroft assumed certain liabilities which include ordinary course contracts, leases, distributor and sales agent contracts, and other commercial agreements; working capital liabilities, including payables and accrued payroll; termination or severance obligations that may be payable to certain distributors, sales agents and employees; and liabilities under the unit’s German pension plan.

We retained all liabilities not specifically assumed, including certain known environmental liabilities, such as remediation obligations at our Stratford, Connecticut facility; certain pension and frozen retiree medical and life insurance liabilities; specified litigation; and pre-closing product and export control liabilities.

The accompanying financial statements do not reflect the effects of the disposition of our instruments business as it does not qualify as a discontinued operation at June 30, 2005. The instruments business comprised approximately $64.1 million of total assets and $15.4 million of total liabilities at June 30, 2005. Revenues from the instruments business consisted of $31.6 million and $61.5 million for the three and six months ended June 30, 2005, respectively. Operating income consisted of $0.4 million and $1.0 million for the three and six months ended June 30, 2005, respectively. We do not expect any resulting gain or loss from the sale of our instruments business to be significant to the sales transaction.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Note 13. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, certain of our wholly-owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheets as of June 30, 2005 and December 31, 2004, the statements of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. In the condensed consolidating financial statements, investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15.7	$—	$62.8	$—	$78.5
Accounts receivable, net	156.0	—	250.3	—	406.3
Notes receivable	—	—	0.5	—	0.5
Inventories	148.8	—	213.0	—	361.8
Other current assets	11.2	—	41.2	—	52.4

Total current assets	331.7	—	567.8	—	899.5
Property, plant and equipment, net	117.0	—	112.6	—	229.6
Investments in and advances with consolidated subsidiaries	519.6	510.3	—	(1,029.9)	—
Investments in unconsolidated subsidiaries	—	—	9.9	—	9.9
Goodwill	107.9	9.3	221.0	—	338.2
Other assets	95.7	—	50.3	—	146.0

Total assets	$1,171.9	$519.6	$961.6	$(1,029.9)	$1,623.2

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$87.7	$—	$197.7	$—	$285.4
Notes payable	2.1	—	18.8	—	20.9
Current maturities of long-term debt	1.2	—	1.0	—	2.2
Accrued payroll and other compensation	34.0	—	35.3	—	69.3
Deferred revenue	11.9	—	47.6	—	59.5
Accrued expenses	31.1	—	90.1	—	121.2

Total current liabilities	168.0	—	390.5	—	558.5

Pension and other retiree benefits obligations	286.7	—	51.5	—	338.2
Long-term debt, net of current maturities	1,059.0	—	1.7	—	1,060.7
Other liabilities	23.2	—	4.3	—	27.5

Total liabilities	1,536.9	—	448.0	—	1,984.9

Commitments and contingencies	—	—	—	—	—
Minority interest	—	—	3.3	—	3.3
Mandatorily redeemable common stock of Dresser, Ltd.	11.5	—	—	—	11.5

Shareholders’ (deficit) equity:
Total shareholders’ (deficit) equity	(376.5)	519.6	510.3	(1,029.9)	(376.5)

Total liabilities and shareholders’ (deficit) equity	$1,171.9	$519.6	$961.6	$(1,029.9)	$1,623.2

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2004 – Restated

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

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$309.8	$—	$293.4	$(31.1)	$572.1
Cost of revenues	218.0	—	220.8	(31.1)	407.7

Gross profit	91.8	—	72.6	—	164.4
Selling, engineering, administrative and general expenses	85.7	—	58.3	—	144.0

Operating income	6.1	—	14.3	—	20.4
Interest expense	(21.7)	—	(7.4)	6.1	(23.0)
Interest income	6.1	—	0.2	(6.1)	0.2
Other income (expense), net	(1.2)	—	—	—	(1.2)

Income (loss) before income taxes	(10.7)	—	7.1	—	(3.6)
Provision for income taxes	—	—	(2.7)	—	(2.7)

Income (loss) before equity interests	(10.7)	—	4.4	—	(6.3)
Equity in earnings of unconsolidated subsidiaries	—	—	1.1	—	1.1
Equity in earnings of consolidated subsidiaries	5.3	5.3	—	(10.6)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.2)	—	(0.2)

Net income (loss)	$(5.4)	$5.3	$5.3	$(10.6)	$(5.4)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2004 – Restated

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$275.4	$9.3	$254.8	$(43.4)	$496.1
Cost of revenues	202.8	7.9	183.3	(43.4)	350.6

Gross profit	72.6	1.4	71.5	—	145.5
Selling, engineering, administrative and general expenses	57.1	0.6	45.6	—	103.3

Operating income (loss)	15.5	0.8	25.9	—	42.2
Interest expense	(18.2)	—	(5.6)	4.7	(19.1)
Interest income	4.7	—	0.2	(4.7)	0.2
Other income (expense), net	0.6	—	(0.4)	—	0.2

Income (loss) before income taxes	2.6	0.8	20.1	—	23.5
Provision for income taxes	(0.3)	(0.1)	(3.6)	—	(4.0)

Income (loss) before equity interests	2.3	0.7	16.5	—	19.5
Equity in earnings of unconsolidated subsidiaries	—	—	0.7	—	0.7
Equity in earnings of consolidated subsidiaries	17.7	17.0	—	(34.7)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.2)	—	(0.2)

Net income (loss)	$20.0	$17.7	$17.0	$(34.7)	$20.0

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$587.5	$—	$544.2	$(56.7)	$1,075.0
Cost of revenues	414.0	—	412.5	(56.7)	769.8

Gross profit	173.5	—	131.7	—	305.2
Selling, engineering, administrative and general expenses	156.9	—	108.6	—	265.5

Operating income	16.6	—	23.1	—	39.7
Interest expense	(42.4)	—	(14.8)	12.6	(44.6)
Interest income	12.6	—	0.5	(12.6)	0.5
Other income (expense), net	(1.8)	—	—	—	(1.8)

Income (loss) before income taxes	(15.0)	—	8.8	—	(6.2)
Provision for income taxes	(0.1)	—	(3.3)	—	(3.4)

Income (loss) before equity interests	(15.1)	—	5.5	—	(9.6)
Equity in earnings of unconsolidated subsidiaries	—	—	2.2	—	2.2
Equity in earnings of consolidated subsidiaries	7.3	7.3	—	(14.6)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.4)	—	(0.4)

Net income (loss)	$(7.8)	$7.3	$7.3	$(14.6)	$(7.8)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2004 – Restated

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$531.5	$14.7	$456.1	$(69.8)	$932.5
Cost of revenues	392.2	12.5	330.8	(69.8)	665.7

Gross profit	139.3	2.2	125.3	—	266.8
Selling, engineering, administrative and general expenses	119.0	1.5	87.6	—	208.1

Operating income	20.3	0.7	37.7	—	58.7
Interest expense	(48.3)	(0.1)	(10.7)	9.4	(49.7)
Interest income	9.3	—	0.6	(9.4)	0.5
Other income (expense), net	0.2	(0.1)	(0.6)	—	(0.5)

Income (loss) before income taxes	(18.5)	0.5	27.0	—	9.0
Provision for income taxes	(0.5)	(0.1)	(6.6)	—	(7.2)

Income (loss) before equity interests	(19.0)	0.4	20.4	—	1.8
Equity in earnings of unconsolidated subsidiaries	—	—	1.4	—	1.4
Equity in earnings of consolidated subsidiaries	22.1	21.7	—	(43.8)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.1)	—	(0.1)

Net income (loss)	$3.1	$22.1	$21.7	$(43.8)	$3.1

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$(7.8)	$7.3	$7.3	$(14.6)	$(7.8)
Adjustments to reconcile net income to cash flow (used in) provided by operating activities:
Depreciation and amortization	13.3	—	10.5	—	23.8
Equity earnings of unconsolidated and consolidated subsidiaries	(7.3)	(7.3)	(2.2)	14.6	(2.2)
Loss on repayment of debt	—	—	—	—	—
Amortization of deferred financing fees, net of amortization of bond premium	2.4	—	—	—	2.4
Other non-cash changes in net income (loss)	8.7	(0.1)	(0.4)	—	8.2
Changes in operating assets and liabilities	(115.2)	21.9	65.4	—	(27.9)

Net cash (used in) provided by operating activities	(105.9)	21.8	80.6	—	(3.5)

Cash flows from investing activities:
Capital expenditures	(7.0)	—	(9.0)	—	(16.0)
Proceeds from sale of assets	0.1	—	0.1	—	0.2
Changes in restricted cash	—	—	(3.6)	—	(3.6)
Other	—	—	(0.6)	—	(0.6)

Net cash used in investing activities	(6.9)	—	(13.1)	—	(20.0)

Cash flows from financing activities:
Advances (to) from affiliates:	100.4	(21.8)	(78.6)	—	—
Net (decrease) increase in short term notes payable	2.1	—	7.8	—	9.9
Proceeds from the issuance of long-term debt	—	—	—	—	—
Repayment of long-term debt (including current portion)	(1.0)	—	(0.5)	—	(1.5)
Purchase of shares, net of proceeds from escrow and exercise of stock options	0.4	—	—	—	0.4

Net cash provided by (used in) financing activities	101.9	(21.8)	(71.3)	—	8.8

Effect of translation adjustments on cash	—	—	(5.4)	—	(5.4)

Net (decrease) increase in cash and cash equivalents	(10.9)		(9.2)	—	(20.1)
Cash and cash equivalents, beginning of period	28.0	—	70.6	—	98.6

Cash and cash equivalents, end of period	$17.1	$—	$61.4	$—	$78.5

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004 – Restated

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$3.1	$22.1	$21.7	$(43.8)	$3.1
Adjustments to reconcile net income (loss) to cash flow provided by (used in) operating activities:
Depreciation and amortization	14.9	—	7.7	—	22.6
Equity earnings of unconsolidated and consolidated subsidiaries	(22.1)	(21.7)	(1.4)	43.8	(1.4)
Loss on repayment of debt	11.3	—	—	—	11.3
Amortization of deferred financing fees, net of amortization of bond premium	2.4	—	—	—	2.4
Other non-cash changes in net income (loss)	2.1	0.2	(4.4)	—	(2.1)
Changes in operating assets and liabilities	(55.6)	(0.5)	14.5	—	(41.6)

Net cash provided by (used in) operating activities	(43.9)	0.1	38.1	—	(5.7)

Cash flows from investing activities:
Acquisition of assets	—	—	(171.5)	—	(171.5)
Capital expenditures	(20.1)	—	(8.4)	—	(28.5)
Proceeds from sale of assets	—	—	0.3	—	0.3
Changes in restricted cash	—	—	(1.3)	—	(1.3)

Net cash used in investing activities	(20.1)	—	(180.9)	—	(201.0)

Cash flows from financing activities:
Advances from (to) affiliates:	(118.9)	—	118.9	—	—
Payment of deferred financing fees	—	—	—	—	—
Net decrease in short-term notes payable	1.6	—	2.1	—	3.7
Proceeds from the issuance of long term debt	171.8	—	0.6	—	172.4
Repayment of long-term debt (including current portion)	(25.0)	—	(0.2)	—	(25.2)
Purchase of shares, net of proceeds from escrow and exercise of stock options	(1.9)	—	—	—	(1.9)

Net cash provided by financing activities	27.6	—	121.4	—	149.0

Effect of translation adjustments on cash	—	—	(0.8)	—	(0.8)

Net increase (decrease) in cash and cash equivalents	(36.4)	0.1	(22.2)	—	(58.5)
Cash and cash equivalents, beginning of period	80.0	—	69.0	—	149.0

Cash and cash equivalent, end of period	$43.6	$0.1	$46.8	$—	$90.5

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

Restatement of Historical Financial Statements

As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, we have restated our historical financial statements and other financial information for errors identified in amounts we have previously reported. In light of the restatement, our previously filed financial statements and other financial information for the years ended December 31, 2003 and prior and for each of the first three quarters in 2004 should no longer be relied upon. All restated financial information is included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Management and our independent registered public accounting firm have identified six material weaknesses regarding elements of our internal control over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

Our instruments business, which serves a diverse customer base, has generally experienced favorable market conditions in 2005, especially in the process industries, which represents a significant portion of its revenues.

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

Increased spending by major oil companies in 2004 to upgrade older sites has, as expected, slowed. However, through the first half of 2005, those companies are continuing planned programs to roll-out point-of-sales equipment. Sales to high volume retailers and independent marketers continue to be strong as a result of aggressive building and upgrade programs.

Compression and Power Systems. During 2004, gas compression-related engine sales and parts sales began to recover from relatively low levels in 2003, and U.S. activity has continued to strengthen in 2005. We have experienced strong Canadian activity since 2004, and we expect this demand to continue through 2006. Engine sales into power generation applications remain relatively strong, although competition based upon price and engine efficiency remains intense. The domestic power generation market is expected to remain flat through the remainder of 2005 while international markets for engines and parts are relatively strong, especially in Pakistan, Bangladesh and South America. Because of the high demand and long product delivery lead times that we believe are currently common across the industry, we are making investments in our business to shorten our delivery schedules.

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

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Consolidated

The following table presents selected financial information regarding consolidated results for the three months ended June 30, 2005 and 2004, respectively.

	Three months ended June 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenues	$572.1	100.0%	$496.1	100.0%	$76.0	15.3%
Cost of revenues	407.7	71.3	350.6	70.7	57.1	16.3

Gross profit	164.4	28.7	145.5	29.3	18.9	13.0
Selling, engineering, administrative and general expenses	144.0	25.2	103.3	20.8	40.7	39.4

Operating income	$20.4	3.5	$42.2	8.5	$(21.8)	(51.7)%

Other items:
Depreciation and amortization	$11.4		$11.4		$—	—%
Restructuring charges	0.7		1.3		(0.6)	(46.2)
Bookings	612.1		507.7		104.4	20.6
Backlog	779.1		559.7		219.4	39.2

Revenues. Revenues increased in our measurement systems segment $22.2 million primarily due to the acquisitions of Nuovo Pignone in June 2004 and higher volumes associated with U.S. dispenser sales. Revenues in our compression and power systems segment increased $28.8 million due to higher sales of natural gas engines and aftermarket parts resulting from a strong gas compression market as well as higher sales of industrial blowers resulting from strong demand in waste water treatment applications and the primary metals markets. Our flow control segment increased revenue $4.2 million primarily due to higher global demand for our control valves and pressure relief product lines compared to 2004, tempered by delayed shipments of several large customer orders in our on/off valves product line. In addition, we experienced the favorable effect of changes in foreign currency exchange rates of $21.5 million.

Gross Profit. Our measurement systems segment increased gross profit $3.9 million primarily due to the acquisition of Nuovo Pignone in 2004 and higher volume and favorable product mix during 2005. Our flow control segment decreased $1.2 million due to delayed shipments of several large in customer orders in our on/off valves product line, partially offset by volume growth in our control valves, pressure relief and natural gas solutions product lines. The compression and power systems segment increased $10.6 million primarily due to higher demand for natural gas engines and industrial blowers. In addition, changes in foreign currency exchange rates contributed $5.9 million to gross profit. As a percentage of revenues, gross profit declined to 28.9% in 2005 compared to 29.3% in 2004.

Selling, Engineering, Administrative and General Expenses. Expenses in our measurement systems segment increased $6.2 million primarily due to the acquisition of Nuovo Pignone in June 2004. Our flow control segment increased expenses by $5.8 million primarily due to severance costs in our on/off valves product line associated with a reduction in workforce and our compression and power systems segment increased $6.0 million primarily due to higher selling expenses. In addition, the unfavorable effect of changes in foreign currency exchange rates contributed $3.5 million to expenses.

Corporate and other expenses increased $19.3 million primarily due to higher compensation expense associated with stock options of $2.2 million, severance costs of $3.0 million associated with the departure of the

President of our Flow Services division during the second quarter of 2005, $6.5 million of deferred compensation costs due to the increase in value of the underlying stock to $65 per share, and the write-off of $2.8 million of capitalized costs no longer expected to provide value in any future initial public offering. In addition, we recorded a credit of $2.1 million in 2004 to recognize the effect of the retiree prescription drug benefit covered by Medicare under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

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

Interest Expense. Interest expense during the second quarter of 2005 was $23.0 million, or $3.9 million higher than 2004. The increase was due to higher average debt outstanding in the second quarter of 2005 and rising interest rates.

Provision for Income Taxes. Provision for income taxes during the second quarter of 2005 was $2.7 million, or $1.3 million lower than 2004. The decrease was due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates. Through 2005, we continued to provide a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during 2005 or 2004.

Bookings and Backlog. Bookings increased in our measurement systems segment primarily due to the acquisition of Nuovo Pignone and in our flow control segment primarily due to strong engineering contractor sales compared to 2004. The compression and power systems segment increased bookings primarily due to higher demand for our natural gas engines and our industrial blowers. Backlog increased in the flow control segment due to delayed customer shipments and in our compression and power systems segment due to higher demand in waste water treatment and the primary metals market as well as strong market demand resulting in the early placement of engine orders in the gas compression market.

Flow Control

The following table presents selected financial information regarding results for our flow control segment for the three months ended June 30, 2005 and 2004, respectively.

	Three months ended June 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenues	$312.4	100%	$295.1	100.0	$17.3	5.9%
Cost of revenues	220.7	70.6	205.7	69.7	15.0	7.3

Gross profit	91.7	29.4	89.4	30.3	2.3	2.6
Selling, engineering, administrative and general expenses	73.6	23.6	65.4	22.2	8.2	12.5

Operating income	$18.1	5.8%	$24.0	8.1%	$(5.9)	(24.6)%

Other items:
Depreciation and amortization	$5.3		$5.7		$(0.4)	(7.0)%
Restructuring charges	—		1.6		(1.6)	(100.0)
Bookings	313.6		273.9		39.7	14.5
Backlog	508.3		356.0		152.3	42.8

Revenues. Revenues in our pressure relief product line increased $6.7 million primarily due to continued strong demand in the global market and stronger demand in North America related to aftermarket parts. Price improvements in our piping specialties division and higher sales volumes overall resulted in increased revenue for our natural gas solutions product line of $2.5 million. In addition, changes in foreign currency exchange rates contributed $13.1 million of the increase in revenues. Revenues in our on/off valves product line decreased $8.6 million primarily due to delayed shipments of several large customer orders.

Gross Profit. Gross profit in our natural gas solutions product line increased $2.2 million due to higher volume combined with lower expenses primarily resulting from cost savings initiatives. Our pressure relief product line increased $2.1 million primarily due to volume growth which was partially offset by higher variable costs resulting from a greater mix of international projects. In addition, changes in foreign currency exchange rates increased gross profit by $3.5 million. Gross profit in our on/off valves product line decreased $6.4 million due to delayed shipments of several large customer orders. Gross profit as a percent of revenues was 29.4% in 2005 compared to 30.3% in 2004.

Selling, Engineering, Administrative and General Expenses. Expenses in our on/off valves product line increased $7.9 million primarily driven by severance costs associated with a reduction in workforce and higher selling expenses as compared to 2004. In addition, changes in foreign currency exchange rates increased expenses by $2.4 million. Increased selling expenses in our pressure relief product line were offset by lower selling and restructuring expenses in our control valves product line.

Bookings and Backlog. Bookings and backlog increased $39.7 million and $152.3 million, respectively. Bookings increased primarily due to strong engineering contractor sales compared to 2004 and backlog increased due to delayed customer shipments.

Measurement Systems

The following table presents selected financial information regarding results for our measurement systems segment for the three months ended June 30, 2005 and 2004, respectively.

	Three months ended June 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenues	$161.0	100.0%	$130.6	100.0%	$30.4	23.3%
Cost of revenues	117.3	72.9	93.1	71.3	24.2	26.0

Gross profit	43.7	27.1	37.5	28.7	6.2	16.5
Selling, engineering, administrative and general expenses	25.6	15.9	18.4	14.1	7.2	39.1

Operating income	$18.1	11.2%	$19.1	14.6%	$(1.0)	(5.2)%

Other items:
Depreciation and amortization	$2.5		$1.8		$0.7	38.9%
Restructuring charges	0.7		0.1		0.6	600.0
Bookings	176.9		143.5		33.4	23.3
Backlog	109.2		128.4		(19.2)	(15.0)

Revenues. The increase in revenue was primarily due to the June 2004 acquisition of Nuovo Pignone, which contributed $26.9 million in additional revenues for 2005. We continued to experience higher U.S. dispenser sales, which contributed $3.9 million. Partially offsetting the increase in revenue were lower sales of $6.6 million in Europe, Canada and Latin America, primarily attributed to shifts in retail strategy and lower retail margins experienced by major oil companies as well as aggressive pricing by competitors in our European markets. Changes in foreign currency exchange rates favorably impacted revenues by $8.2 million.

Gross Profit. Gross profit increased primarily due to the acquisition of Nuovo Pignone which contributed $4.6 million of additional gross profit during 2005. Favorable changes in foreign currency exchange rates contributed $2.3 million. As a percentage of revenues, gross profit decreased to 27.1% in 2005 compared to 28.7% in 2004. The decline in margin was primarily due to lower margin sales from our Nuovo Pignone business, despite recent cost reduction efforts across the measurement systems segment. We are currently evaluating various business strategies to increase margin.

Selling, Engineering, Administrative and General Expenses. The acquisition of Nuovo Pignone contributed $4.2 million of additional expenses in 2005. We also experienced higher selling expenses of $0.8 million due to volume growth. Changes in foreign currency unfavorably impacted expenses by $1.0 million.

Bookings and Backlog. Bookings increased $33.4 million primarily due to the acquisition of Nuovo Pignone. Backlog decreased $19.2 million primarily due to the loss of a major customer and lower volumes in European markets.

Compression and Power Systems

The following table presents selected financial information regarding results for our compression and power systems segment for the three months ended June 30, 2005 and 2004, respectively.

	Three months ended June 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenues	$100.7	100.0%	$71.9	100.0%	$28.8	40.0%
Cost of revenues	71.5	71.0	53.3	74.1	18.2	34.1

Gross profit	29.2	29.0	18.6	25.9	10.6	57.0
Selling, engineering, administrative and general expenses	17.3	17.2	11.3	15.7	6.0	53.1

Operating (loss) income	$11.9	11.8%	$7.3	10.2%	$4.6	63.0%

Other items:
Depreciation and amortization	$1.8		$3.4		$(1.6)	(47.1)%
Restructuring charges	—		(0.3)		0.3	(100.0)
Bookings	121.6		90.3		31.3	34.7
Backlog	161.6		75.3		86.3	114.6

Revenues. Revenues increased $15.2 million due to sales of natural gas engines which benefited from a strong gas compression market, as evidenced by higher energy prices. More of our customers are placing engine capacity in service as energy prices have continued to increase throughout 2005. We have also experienced higher service parts sales of $3.0 million. Our industrial blowers business increased revenue by $4.2 million primarily due to demand in the waste water treatment and primary metals market as well as stronger demand in our domestic blowers market.

Gross Profit. Gross profit related to our power generation business increased $7.0 million primarily due to higher sales of natural gas engines, partially offset by higher warranty and inventory reserves and metal surcharge increases during 2005. Our industrial blowers business increased $3.2 million primarily due to higher demand in 2005 and impairment charges taken in 2004 related to our Houston facility. As a percentage of revenues, gross profit increased to 29.0% in 2005 compared to 25.9% in 2004.

Selling, Engineering, Administrative and General Expenses. Selling expenses increased $4.1 million associated with higher volume. Expenses in 2004 were impacted by a gain of $1.7 million recorded on the sale of land. Expenses in our industrial blowers business were consistent with 2004.

Bookings and Backlog. Bookings increased $31.3 million primarily due to higher demand for natural gas engines and higher demand for our industrial blowers. Backlog increased $86.3 million due to higher demand in waste water treatment and the primary metals market as well as strong market demand resulting in the early placement of engine orders in the gas compression market.

Results of Operations

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Consolidated

The following table presents selected financial information regarding consolidated results for the six months ended June 30, 2005 and 2004, respectively.

	Six months ended June 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenues	$1,075.0	100%	$932.5	100%	$142.5	15.3%
Cost of revenues	769.8	71.6	665.7	71.4	104.1	15.6

Gross profit	305.2	28.4	266.8	28.6	38.4	14.4
Selling, engineering, administrative and general expenses	265.5	24.7	208.1	22.3	57.4	27.6

Operating income	$39.7	3.7%	$58.7	6.3	$(19.0)	(32.4)

Other items:
Depreciation and amortization	$23.8		$22.6		$1.2	5.3
Restructuring charges	(0.1)		4.5		(4.6)	(102.2)
Bookings	1,212.5		954.1		258.4	27.1
Backlog	779.1		559.7		219.4	39.2

Revenues. Revenues increased in our measurement systems segment $66.5 million primarily due to the acquisitions of Nuovo Pignone in June 2004 and higher volumes associated with dispenser sales. Revenues in our compression and power systems segment increased $33.8 million due to higher sales of natural gas engines and aftermarket parts resulting from a strong gas compression market as well as higher sales of industrial blowers resulting from strong demand in waste water treatment applications and the primary metals markets. Our flow control segment increased revenue $8.2 million primarily due to higher global demand for our control valves and pressure relief product lines, tempered by delayed shipments of several large customer orders in our on/off valves product line. In addition, we experienced the favorable effect of changes in foreign currency exchange rates of $36.2 million.

Gross Profit. Our measurement systems segment increased gross profit $14.3 million primarily due to the acquisition of Nuovo Pignone in June 2004. Our flow control segment decreased $0.9 million due to volume growth in our control valves, pressure relief and natural gas solutions product lines, which was offset by declines on our on/off valves product line due to delayed shipments of several large customer orders. The compression and power systems segment increased $13.4 million primarily due to higher demand for natural gas engines and industrial blowers. In addition, changes in foreign currency exchange rates contributed $9.9 million to gross profit. As a percentage of revenues, gross profit decreased slightly from 28.4% in 2005 compared to 28.6% in 2004.

Selling, Engineering, Administrative and General Expenses. Expenses in our measurement systems segment increased $15.5 million primarily due to the acquisition of Nuovo Pignone in June 2004. Our flow control segment increased expenses by $6.8 million primarily due to severance costs in our on/off valves product line associated with a reduction in workforce and our compression and power systems segment increased $3.0 million primarily due to higher selling expenses. In addition, the unfavorable effect of changes in foreign currency exchange rates contributed $5.9 million to expenses. During the third quarter of 2005, we determined to discontinue our previously announced plans to implement an ERP system after a pilot installation at our U.S. retail fueling operation indicated that the intended benefits of the system would not be realized in a timely manner. Accordingly, we will incur exit costs in the third quarter of 2005 of approximately $1.0 million in severance expenses and $12.0 million in impaired assets.

Corporate and other expenses increased $26.5 million primarily due to higher compensation expense associated with stock options of $2.8 million, severance costs of $3.0 million associated with the departure of the President of our Flow Services division during the second quarter of 2005, $6.5 million of deferred compensation costs due to the increase in value of the underlying stock, the write-off of $2.8 million of capitalized costs no longer expected to provide value in our future initial public offering, higher legal and accounting fees of $3.1 million associated with our export controls investigation and higher administrative expenses of $4.1 million. In addition, we recorded a credit of $2.1 million in 2004 to recognize the effect of the retiree prescription drug benefit covered by Medicare under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Interest Expense. Interest expense during the first six months of 2005 was $44.6 million, or $5.1 million lower than 2004. The decrease was due to $11.3 million associated with the write-off of deferred financing fees during 2004, partially offset by higher average debt outstanding and rising interest rates .

Provision for Income Taxes. Provision for income taxes during the first six months of 2005 was $3.4 million, or $3.8 million lower than 2004. The decrease was due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates. Through 2005, we continued to provide a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during 2005 or 2004.

Bookings and Backlog. Bookings increased in our measurement systems segment primarily due to the acquisition of Nuovo Pignone and in our flow control segment primarily due to strong engineering contractor sales compared to 2004. The compression and power systems segment increased bookings primarily due to higher demand for our natural gas engines and our industrial blowers. Backlog increased in the flow control segment due to delayed customer shipments and in our compression and power systems segment due to higher demand in waste water treatment and the primary metals market as well as strong market demand resulting in the early placement of engine orders in the gas compression market.

Flow Control

The following table presents selected financial information regarding results for our flow control segment for the six months ended June 30, 2005 and 2004, respectively.

	Six months ended June 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenues	$579.4	100.0%	$550.3	100.0%	$29.1	5.3%
Cost of revenues	412.6	71.2	390.1	70.9	22.5	5.8

Gross profit	166.8	28.8	160.2	29.1	6.6	4.1
Selling, engineering, administrative and general expenses	138.2	23.9	127.8	23.2	10.4	8.1

Operating income	$28.6	4.9%	$32.4	5.9%	$(3.8)	(11.7)%

Other items:
Depreciation and amortization	$10.8		$11.4		$(0.6)	(5.3)%
Restructuring charges	0.1		4.4		(4.3)	(97.7)
Bookings	650.4		549.8		100.6	18.3
Backlog	508.3		356.0		152.3	42.8

Revenues. Revenues in our control valves and pressure relief product lines increased $16.9 million primarily due to continued strong demand in the global market and increased bookings in our pressure relief business in North America. Price improvements in our natural gas solutions division and higher sales volumes overall resulted in increased revenue for our natural gas solutions product line of $5.3 million. In addition, changes in foreign currency exchange rates contributed $20.9 million of the increase in revenues. Revenues in our on/off valves product line decreased $17.8 million primarily due to delayed shipments of several large customer orders as compared to 2003.

Gross Profit. Gross profit in our natural gas solutions product line increased $4.6 million due to higher volume combined with lower expenses primarily resulting from cost savings initiatives. Gross profit in our control valves product line increased $1.5 million primarily due to volume increases and favorable mix in parts sales. Our pressure relief product line increased $2.7 million primarily due to volume growth which was partially offset by higher variable costs resulting from a greater mix of international projects. In addition, changes in foreign currency exchange rates increased gross profit by $5.7 million. Gross profit in our on/off valves product line decreased $8.2 million due to delayed shipments of several large customer orders. Gross profit as a percent of revenue was 28.8% in 2005 compared to 29.1% in 2004.

Selling, Engineering, Administrative and General Expenses. Expenses in our on/off valves product line increased $9.5 million primarily driven by severance costs associated with a reduction in workforce and higher selling expenses as compared to 2004. In addition, changes in foreign currency exchange rates increased expenses by $3.6 million. Increased selling expenses in our pressure relief product line were offset by lower restructuring expenses in our control valves product line.

Bookings and Backlog. Bookings increased $100.6 million and $152.3 million, respectively. Bookings increased primarily due to strong engineering contractor sales compared to 2004 and backlog increased due to delayed customer shipments.

Measurement Systems

The following table presents selected financial information regarding results for our measurement systems segment for the six months ended June 30, 2005 and 2004, respectively.

	Six months ended June 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenues	$310.6	100.0%	$229.0	100.0%	$81.6	35.6%
Cost of revenues	226.9	73.1	163.8	71.5	63.1	38.5

Gross profit	83.7	26.9	65.2	28.5	18.5	28.4
Selling, engineering, administrative and general expenses	52.0	16.7	34.5	15.1	17.5	50.7

Operating income	$31.7	10.2%	$30.7	13.4%	$1.0	3.3%

Other items:
Depreciation and amortization	$5.9		$3.0		$2.9	96.7%
Restructuring charges	1.0		0.1		0.9	900.0
Bookings	308.5		240.9		67.6	28.1
Backlog	109.2		128.4		(19.2)	(15.0)

Revenues. The increase in revenue was primarily due to the June 2004 acquisition of Nuovo Pignone, which contributed $66.1 million in 2005. We also experienced higher sales in our U.S. dispenser business and our Latin American market, which contributed $7.6 million and $1.7 million, respectively. Partially offsetting the increase were lower revenues of $8.4 million in our European markets primarily attributed to low retail margins and aggressive pricing by competitors. Changes in foreign currency exchange rates favorably impacted revenues by $15.1 million.

Gross Profit. Gross profit increased due to the acquisition of Nuovo Pignone which contributed $12.5 million of additional gross profit during 2005 and favorable changes in foreign currency exchange rates contributed $4.2 million. As a percentage of revenues, gross profit decreased to 26.9% in 2005 compared to 28.5% in 2004. The decline in margin was primarily due to lower margin sales from our Nuovo Pignone business, despite recent cost reduction efforts across the measurement systems segment. We are currently evaluating various business strategies to improve gross profit.

Selling, Engineering, Administrative and General Expenses. The acquisition of Nuovo Pignone contributed $11.7 million of additional expenses in 2005. We also experienced higher selling expenses of $1.5 million due to volume growth. Changes in foreign currency unfavorably impacted expenses by $2.0 million.

Bookings and Backlog. Bookings increased $67.6 million primarily due to the acquisition of Nuovo Pignone. Backlog decreased $19.2 million primarily due to the loss of a major customer and lower volumes in European markets.

Compression and Power Systems

The following table presents selected financial information regarding results for our compression and power systems segment for the six months ended June 30, 2005 and 2004, respectively.

	Six months ended June 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenues	$190.1	100.0%	$156.3	100.0%	$33.8	21.6%
Cost of revenues	135.3	71.2	114.9	73.5	20.4	17.8

Gross profit	54.8	28.8	41.4	26.5	13.4	32.4
Selling, engineering, administrative and general expenses	28.4	14.9	25.4	16.3	3.0	11.8

Operating (loss) income	$26.4	13.9%	$16.0	10.2%	$10.4	65.0%

Other items:
Depreciation and amortization	$3.7		$6.9		$(3.2)	(46.4)%
Restructuring charges	(1.2)		0.1		(1.3)	NM
Bookings	253.6		163.4		90.2	55.2
Backlog	161.6		75.3		86.3	114.6

Revenues. Revenues increased $15.0 million due to sales of natural gas engines which benefited from a strong gas compression market, as evidenced by higher energy prices. More of our customers are placing engine capacity in service as energy prices have continued to increase throughout 2005. We have also experienced higher service parts sales of $6.5 million and higher other equipment revenue of $2.1 million compared to 2004. Our industrial blowers business increased revenue by $5.7 million primarily due to strong demand in the waste water treatment and primary metals market.

Gross Profit. Gross profit related to our power generation business increased $7.4 million primarily due to higher sales of natural gas engines, partially offset by higher warranty and inventory reserves and metal surcharge increases during 2005. Our industrial blowers business increased $5.7 million primarily due to higher demand in 2005 and impairment charges taken in 2004 related to our Houston facility. As a percentage of revenues, gross profit increased to 28.8% in 2005 compared to 26.5% in 2004.

Selling, Engineering, Administrative and General Expenses. Selling expenses increased $3.9 million associated with higher volume. Expenses in 2004 were impacted by a gain of $1.7 million recorded on the sale of land. Administrative expenses benefited $1.4 million in 2005 primarily due to non-recurring executive retirements and other severance related expenses incurred in 2004. In addition, we reversed $1.3 million of restructuring expenses recorded in 2003 because we determined we could not establish an appropriate outsourcing partner for the manufacture of certain of our blowers.

Bookings and Backlog. Bookings increased $90.2 million primarily due to higher demand for natural gas engines and higher demand for our industrial blowers. Backlog increased $86.3 million due to higher demand in waste water treatment and the primary metals market as well as strong market demand resulting in the early placement of engine orders in the gas compression market.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our credit facility.

Cash and cash equivalents were $78.5 million and $98.6 million as of June 30, 2005 and 2004, respectively. A significant portion of our cash and cash equivalents is utilized in our international operations and may not be immediately available to service debt in the United States. In addition, due to our geographic diversity, our cash requirements tend to be higher than the requirements for similar, but less diverse companies.

Net cash flows used in operating activities were $3.5 million for the six months ended June 30, 2005 compared to $5.7 million for the same period in 2004. The year-over-year decrease in cash of $2.2 million resulted from a decrease in our results of operations in 2005 of $10.9 million and losses on the repayment of debt in 2004 of $11.3 million, offset by an increase in working capital of $13.7 million. Changes in working capital were primarily the result of a decrease in accounts receivable of $71.0 million, primarily due to improved collections and an increase in other accrual expenses of $10.8 million, partially offset by an increase in inventory of $39.5 million primarily due to higher bookings and backlog and a decrease in accounts payable of $28.6 million.

Net cash flows used in investing activities were $20.0 million for the six months ended June 30, 2005, primarily resulting from capital expenditures of $16.0 million. In 2004, cash used in investing activities was $201.0 million primarily due to the acquisition of the Nuovo Pignone distribution business in June 2004 for $171.5 million and capital expenditures of $28.5 million.

Net cash flows provided by financing activities were $8.8 million for the six months ended June 30, 2005, resulting from changes in our short-term and long-term debt. The year-over-year decrease of $140.2 million resulted from the $175 million addition to our Tranche C term loan in June 2004 which was partially offset by $25 million in prepayments of our Tranche C term loan.

(in millions)
Total long-term debt, including current maturities outstanding at June 30, 2005:
Tranche C term loan	$380.0
Senior unsecured term loan	125.0
9 3/8% senior subordinated notes	550.0
Other debt	7.9

Total long-term debt, including current maturities	$1,062.9

In November 2005, we sold substantially all of our on/off valves business and our instruments business and used $215 million of net cash proceeds to repay a portion of our Tranche C term loan, The Brazilian portion of the on/off valves business is awaiting Brazilian regulatory confirmation of transfer permits and tax documentation, which we expect to be completed in early 2006. We expect to apply net cash proceeds of $21.3 million relating to the sale of our Brazilian on/off business to the repayment of a portion of our indebtedness.

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

Prior to the filing of this Form 10-Q with the SEC, we had not timely furnished certain annual and quarterly financial information required to be contained in our 2004 Form 10-K and our 2005 First, Second and

Third Quarter Reports on Form 10-Q, respectively, as required by Section 4.03(a) of the indenture governing our senior subordinated notes. In addition, because of the restatement of prior period financial information described in our Form 10-K, certain of our prior SEC filings may be deemed not to have complied with Section 4.03(a). On December 6, 2005, we commenced a solicitation of consents from holders of these notes and on December 19, 2005, executed a supplemental indenture extending the financial statement delivery requirement to February 15, 2006 and waiving past defaults. With the filing of this Form 10-Q and the filing of our 2004 Form 10-K and 2005 Third Quarter Report on Form 10-Q, we will satisfy the applicable requirements of, and cure any default that may have deemed to exist under Section 4.03(a) of the indenture.

We have a $100.0 million revolving credit facility, of which $39.8 million was available subject to certain conditions, and $60.2 million was utilized for letters of credit as of June 30, 2005.

We believe cash flow from operating activities combined with availability under our senior secured credit facility will be sufficient to enable us to meet our cash flow needs for the next twelve months.

Our long-term ability to make payments on and to refinance our indebtedness, including our existing credit facility, our senior unsecured term loan and our senior subordinated notes, to achieve specified financial ratios required under our credit agreement, and to fund future acquisitions, planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under the revolving credit portion of our credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We cannot be assured, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay or refinance our indebtedness, including our existing credit facility, our senior unsecured term loan or our senior subordinated notes, or to fund our acquisition strategy or meet our other liquidity needs. If we are unable to achieve the financial ratios specified in our credit facility, we could be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase, which could adversely impact our future earnings. We may need to refinance all or a portion of our indebtedness, including our credit facility or senior subordinated notes on or before maturity.

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

We may from time to time seek to retire our outstanding debt through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, we may elect to issue additional shares to finance future acquisitions or to meet other liquidity needs. Any future equity issuances will dilute the ownership interest in our company and may adversely impact earnings per share in future periods.

Subsequent Events

On/Off Valve Business

In November 2005, we sold substantially all of our worldwide on/off valve business to Cooper Cameron Corporation. The sale of the Brazilian portion of the on/off business is awaiting Brazilian regulatory confirmation of transfer permits and tax documentation, which we expect to be completed in early 2006. The total purchase price for the on/off business was $223.8 million in cash, subject to post-closing adjustments. Cooper Cameron has assumed certain liabilities which include ordinary course customer/vendor contracts, leases and other commercial agreements; specified agency/distributor agreements; working capital liabilities, including payables and accrued payroll; specified severance, change of control and employment agreements; product warranty/ product liability for products shipped post-closing, as well as product warranty/product liability for products shipped pre-closing, but only to the extent of warranty reserves; and liquidated damages on shipped products to the extent of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing.

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

We have a history of net losses and we may not become profitable or sustain profitability in the future.

Since 2001, we have had a history of net losses. During 2004, 2003, 2002, we reported net losses of approximately $63.9 million, $37.9 million and $10.8 million, respectively. For the six months ended June 30, 2005, we reported a net loss of $7.8 million. At June 30, 2005, we had an accumulated stockholders’ deficit of $376.5 million. We cannot assure you that we will achieve profitability in the future. If we continue to incur net losses, our business, results of operations and financial condition could be materially and adversely affected.

Our customers’ businesses are cyclical in nature and our business and operating results could be harmed during economic or industry downturns.

The businesses of most of our customers, particularly oil, gas and engineering and construction companies, are, to varying degrees, cyclical and have historically experienced periodic fluctuations. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Therefore, any significant downturn in our customers’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our operating results. For example, in 2001 and 2002 we experienced the effects of a contracting global economy, which resulted in lower capital expenditures by our customers, which, in turn, adversely affected demand for and pricing of our products and services. In addition, because we only compete in some segments of the energy infrastructure and oilfield equipment industries, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole.

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

For the six months ended June 30, 2005, our largest customer represented approximately 2.3% of our total revenues, and our top ten customers collectively represented approximately 13.4% of our total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a greater percentage of our sales. We could also lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

The sale of our on/off valve business could impact our ability to maintain relationships with our current customers or attract new customers because our on/off valve product line gave us the ability to provide a comprehensive suite of valve products to our customers.

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

Management and our independent registered public accounting firm have identified material weaknesses regarding elements of our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

Overall six material weaknesses have been identified and are described in detail in “Item 4. Controls and Procedures.” We have taken and continue to take steps to correct these material weaknesses. The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our interim financial statements is subject to continued management review supported by confirmation and testing by our internal auditors, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. Effective December 31, 2007, under our current filing status with the Securities and Exchange Commission, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on management’s assessment of and operating effectiveness of internal controls. Should we issue public equity prior to July 1, 2006, and otherwise satisfy the definition of “accelerated filer” under applicable SEC rules, we will be required to be in compliance with section 404 by December 31, 2006. We have substantial efforts ahead of us to complete documentation of our internal control system and financial processes, design and assessment of our information systems, remediation of control deficiencies identified in these efforts and management testing of the design and operation of our internal controls. We cannot assure you that we will be able to complete the required management assessment by our reporting deadline. An inability to complete and document this assessment could result in a scope limitation qualification or a scope limitation disclaimer by our auditors on their attestation of our internal controls. In addition, one of our material weaknesses relates to our internal control over our financial organization, including inadequate accounting polices, procedures, training, experience, communication and oversight. As a result, we are not able to conclude that our internal controls over financial accounting and reporting are effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

While our investigation has been completed, and voluntary disclosure reports have been submitted to the Commerce and Treasury departments, it remains unclear as to what extent the various activities reported to these government agencies violate U.S. export control and economic sanctions regulations and what penalties the government agencies may seek to impose for conduct that is found to be unlawful. Accordingly, we are unable to determine at this time the extent of violations or the nature or size of the penalties to which we may be subject as a result of any unauthorized dealings with U.S.-sanctioned countries. If we are found to be in violation of the applicable Commerce and Treasury department regulations restricting dealings with Iran, Sudan, and Cuba (and in the past, Iraq and Libya), we could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in export trading or to have our foreign affiliates receive U.S.-origin goods, software or technology.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside the United States for the six months ended June 30, 2005 were 64% of our total sales for that period. Since 2001, our sales outside the United States as a percentage of our total sales has increased, and we expect this percentage to continue to increase in the foreseeable future. Accordingly, significant negative events affecting the markets where we operate, or other international markets, could jeopardize or limit our ability to transact business in the manner we expect, which could adversely affect our business, revenues and operating results. Some of these factors include:

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

As of June 30, 2005, we had approximately 9,300 employees. Approximately 30% of our workforce in the United States is represented by labor unions. Of our eight material collective bargaining agreements, one will expire in 2006, five will expire in 2008; one will expire in 2009 and one will expire in 2011. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements. The renegotiation of our existing collective bargaining agreements could result in significant increases in our labor costs. In addition, a breakdown in such negotiations could result in the disruption of our operations, which could have a material adverse effect on our business, financial condition and results of operations. For example, in May 2003, our labor agreement with the International Association of Machinists & Aerospace Workers, AFL-CIO District 10 at our Waukesha, Wisconsin manufacturing plant expired and we failed to reach agreement on a new labor contract at that time. The bargaining unit voted in favor of a strike on May 2, 2003. On July 23, 2003, we announced the signing of a new three-year labor agreement, and our union shop employees resumed work on July 28, 2003. The strike had a material adverse impact on our results of operations in the second and third quarters of 2003.

If we lose members of senior management, or if we are unable to attract and retain other qualified personnel, our business, financial condition and results of operations may be adversely affected.

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

We rely in part on independent distributors to sell our products and provide direct service and aftermarket support to our customers. Our arrangements with these distributors are not exclusive and may be canceled on short notice.

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

As of June 30, 2005, private equity funds managed by First Reserve and Odyssey, through DEG Acquisitions, LLC, indirectly owned 88.48% of our common stock. The funds therefore have the power to control the election of our directors, and their interests may not be aligned with our other investors’ interests. The directors elected by First Reserve and Odyssey will have authority, subject to the terms of our debt agreements, to issue additional shares of common stock, implement repurchase programs and make other decisions about our common stock.

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

As of June 30, 2005, we had $1,062.9 million of outstanding long-term indebtedness, including the current portion, $20.9 million of short-term notes and a shareholders’ deficit of $376.5 million. This level of indebtedness could have important consequences, including the following:

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

The terms of our credit facility, the indenture governing our subordinated notes and our $125 million senior unsecured term loan facility do not prohibit us from incurring significant additional indebtedness in the future, including indebtedness for acquisitions. As of June 30, 2005, we had $39.8 million available for additional borrowing under the revolving credit facility, subject to certain conditions. All borrowings under the credit facility are senior to the notes.

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

The guarantors of our senior secured credit facility include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly-owned and non-wholly-owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the six months ended June 30, 2005 of our subsidiaries that are not guarantors were $544.2 million. As of June 30, 2005, subsidiaries that are not guarantors held 59% of our total assets. Each of the subsidiary guarantors would be released from its guarantee if we transfer 5% or more of its voting sock to a third party so that it is no longer “wholly-owned,” as defined in the governing agreement. The agreement does not restrict our ability to do so.

Since a substantial portion of our operations are conducted by foreign and non-wholly-owned subsidiaries, our cash flows and our ability to service debt, including our ability to pay the interest on and principal of our indebtedness when due, are dependent to a significant extent on interest payments repayment of intercompany loan principal, cash dividends and distributions and other transfers of cash from our foreign and non-wholly-owned subsidiaries. In addition, any payment of interest, dividends, distributions, loans or advances by our foreign and non-wholly-owned subsidiaries to us could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which our foreign subsidiaries operate. Moreover, payments to us by the foreign and non-wholly-owned subsidiaries may be dependent upon these subsidiaries’ earnings.

Our foreign and non-wholly-owned subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to our indebtedness, or to make any funds available whether by dividends, loans, distributions or other payments. Any right that we have to receive any assets of any of the foreign subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of our debt to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of that debt of that subsidiary.

We have substantial NOLs, which may not be available to us if our proposed initial public offering causes us to experience an ownership change or if we experience an ownership change in the future.

As of December 31, 2004 we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $192.2 million, which are due to expire in the years 2020 through 2023. The Internal Revenue Code of 1986, as amended, or the Code, imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code, which we refer to as the Section 382 Limitation. The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change taxable income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% or greater stockholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. Our proposed initial public offering may result in an ownership change. If that offering causes us to experience an ownership change, our ability to use our NOLs would be subject to the Section 382 Limitation. Moreover, even if our proposed initial public offering does not cause an ownership change, it is possible that as a result of the issuance of common stock pursuant to that offering, combined with the future issuance of new shares of common stock or sales of common stock by our 5% or greater stockholders or transactions involving our 5% or greater stockholders, we may experience an ownership change in the future, which would cause our NOLs to be subject to the Section 382 Limitation.

Material litigation or changes in legislation or regulations could result in increased costs and restrictions on our ability to conduct our business, which may affect our profitability.

During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in a number of legal proceedings, we believe the results of these proceedings will not, either individually or in the aggregate, have a material effect on our business, liquidity, or financial condition. However, any material litigation that may arise in the future, and for which we are not indemnified, may materially adversely impact our business, liquidity or financial condition.

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

The requirements of complying with the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 and may strain our resources and divert management attention from operating activities.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including Section 404, which requires compliance with its provisions by December 31, 2007, under our current filing status. Should we issue public equity before July 1, 2006, and otherwise satisfy the definition of an “accelerated filer” under applicable SEC rules, we would be required to comply with Section 404 by December 31, 2006. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, corporate governance standards and internal controls over financial reporting. Beginning with the year ending December 31, 2007, under our current filing status, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on our management’s assessment of and operating effectiveness of internal controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, and to ensure our ongoing compliance with public company reporting requirements, significant resources, management oversight and personnel will be devoted to legal, financial and accounting activities. We cannot assure you that we will be able to complete the documentation and management assessment required by Section 404 of the Sarbanes-Oxley Act by our reporting deadline. In addition, any such efforts may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we would be able to do so in a timely fashion.

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

	June 30, 2005								December 31, 2004
	Carrying Amount							Fair Value	Carrying Amount	Fair Value
	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$1.1	$—	$—	$—	$—	$—	$1.1	$—	$0.4	$—
Avg. Contract Rate	105.5172
Euro
Contract Amount	$61.5	$7.1	$—	$—	$—	$—	$68.6	$(3.2)	$82.9	$4.2
Avg. Contract Rate	1.2975	1.2826
Canadian Dollar
Contract Amount	$—	$—	$—	$—	$—	$—	$—	$—	$22.4	$—
Avg. Contract
Related forward contracts to sell GBP
Euro
Contract Amount	$1.9	$—	$—	$—	$—	$—	$1.9	$—	$0.3	$—
Avg. Contract Rate
Related forward contracts to buy USD
South African Rand
Contract Amount	$0.5	$—	$—	$—	$—	$—	$0.5	$—	$1.5	$(0.2)
Avg. Contract Rate	6.5331
Euro
Contract Amount	$8.2	$11.1	$—	$—	$—	$—	$19.3	$0.1	$7.9	$—
Avg. Contract Rate	1.3096	1.3729
Japanese Yen
Contract Amount	$3.4	$13.1	$—	$—	$—	$—	$16.4	$(0.1)	$18.7	$—
Avg. Contract Rate	102.6373	101.6900
British Pound
Contract Amount	$1.9	$3.8	$—	$—	$—	$—	$5.7	$—	$5.0	$—
Avg. Contract Rate	1.9097	1.8751
Canadian Dollar
Contract Amount	$3.7	$22.2	$—	$—	$—	$—	$25.9	$(0.1)	$43.7	$—
Avg. Contract Rate	1.2299	1.2340
Related forward contracts to buy JPY
Euro
Contract Amount	$—	$—	$—	$—	$—	$—	$—	$—	$1.1	$(0.1)
Avg. Contract Rate
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.2	$—	$—	$—	$—	$—	$0.2	$—	$0.1	$—
Avg. Contract Rate	8.3929
Related forward contracts to buy GBP
Euro
Contract Amount	$—	$—	$—	$—	$—	$—	$—	$—	$0.5	$—
Avg. Contract Rate
Related forward contracts to buy SEK
Euro
Contract Amount	$2.4	$—	$—	$—	$—	$—	$2.4	$—	$—	$—
Avg. Contract Rate	9.1970
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$1.4	$0.8	$0.7	$0.7	$0.7	$550.9	$555.2	$580.1	$556.5	$604.5
Average Interest Rate	9.31%	9.32%	9.34%	9.35%	9.36%	9.37%
Variable Rate	$—	$—	$—	$191.0	$189.0	$125.0	$505.0	$513.4	$505.0	$513.4
Average Interest Rate	—	—	—	6.82%	7.33%	7.66%
Euro Functional Currency
Fixed Rate	$0.3	$1.2	$0.7	$0.5	$—	$—	$2.7	$2.6	$3.5	$3.4
Average Interest Rate	4.45%	4.44%	4.41%	4.41%

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

Internal Control over Financial Reporting

Management and our independent registered public accounting firm have identified material weaknesses regarding elements of our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

We have hired a Director of Financial Programs and Control and have dedicated ten individuals with appropriate qualifications to prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which we will be required to be in compliance with by December 31, 2007 under our current filing status. Should we issue public equity before July 1, 2006 and otherwise satisfy the definition of an “accelerated filer” under applicable SEC rules, we will be required to be in compliance with Section 404 by December 31, 2006. We have also hired highly skilled personnel and other expert consultants at both the corporate and business unit levels. We have commenced projects to update policies and procedures and to enhance overall company-level controls. All significant locations are being evaluated as to their financial reporting controls. Finally, in 2004 we launched a virtual learning center designed to provide employees with educational opportunities on a variety of functional topics including finance, information technology, and regulations impacting the our business, human resources and general management.

In August 2005, we conducted a high level meeting to, among other things, discuss the weaknesses identified above and develop strategies for remediating them. The meeting included the senior representatives from the Accounting and Finance teams from each operation worldwide.

In summary, we have instituted, and continue to improve, numerous processes and procedures in order to remediate this weakness. We have enhanced training, review processes, communications, systems and quality of personnel over the last two years to address the overall indicators of this complex and embedded problem. We have also retained outside consultants to help with this effort. We expect to have this weakness fully remediated by year-end 2006.

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

This material weakness was identified in connection with the preparation of the our financial statements for the fiscal year ended December 31, 2004. This material weakness resulted from insufficient training among our accounting staff regarding the application of APB 20 and caused errors in the reporting by our operating units.

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

To remediate this weakness, management has instituted requirements for appropriate levels of precision to be applied at all levels for the accounting department review at quarter-end and year-end, particularly with respect to significant or non-routine issues. In addition, we are installing a new consolidation systems package, which will provide more robust tools for data collection, consolidations, and translations and will enhance the reporting process on a company-wide basis. This new system will systematically translate all foreign operations to the United States dollar correctly, using the appropriate rates. We have also updated, and will continue to update, our review procedures with respect to compliance by our business units. We have implemented a comprehensive review between corporate accounting and treasury personnel for all changes to inter-company notes. Finally, the worldwide training of our accounting staff referenced above will focus on items that have given rise to audit adjustments. Remediation is expected to be completed by year-end 2005.

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

To ensure inventory balances are properly stated, we have established enhanced corporate oversight of the accounting at our Houston on/off valve operation. This corporate oversight will continue in future periods to ensure inventory values are correctly stated. We expect that this material weakness will be remediated by year-end 2005.

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