Form 10-Q
period 2005-09-30
DRESSER INC
filed 2006-02-09
CIK 1140415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

            Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of common stock (par value $0.01 per share) as of January 31, 2006 was 1,000.

DRESSER, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Revenues	$427.4	$385.9	$1,245.3	$1,057.1
Cost of revenues	298.8	270.7	871.1	738.7

Gross profit	128.6	115.2	374.2	318.4
Selling, engineering, administrative and general expenses	89.9	90.0	287.0	240.9
Impairment of assets	12.0	—	14.9	—

Operating income	26.7	25.2	72.3	77.5
Interest expense	(23.0)	(20.3)	(67.1)	(69.4)
Interest income	0.1	0.6	0.9	1.5
Other income (expense), net	0.5	(0.1)	(1.0)	(0.8)

Income before income taxes	4.3	5.4	5.1	8.8
Provision for income taxes	(3.2)	(3.7)	(7.5)	(5.5)

Income before equity interests	1.1	1.7	(2.4)	3.3
Equity in earnings of unconsolidated subsidiaries	1.1	0.7	3.1	1.8
Minority owner’s share of consolidated subsidiaries	(0.2)	(0.2)	(0.6)	(0.3)

Net income from continuing operations	2.0	2.2	0.1	4.8
Net income (loss) from discontinued operations, net of income taxes	(23.8)	0.4	(29.7)	0.9

Net income (loss)	$(21.8)	$2.6	$(29.6)	$5.7

Basic and diluted net income (loss) per share
Net income from continuing operations	$2,000	$2,200	$100	$4,800
Net income (loss) from discontinued operations, net of income taxes	(23,800)	400	(29,700)	900

Net income (loss) per share	$(21,800)	$2,600	$(29,600)	$5,700

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share information)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$82.1	$89.6
Accounts receivable, net of allowance for doubtful accounts of $10.8 and $11.1	303.8	347.8
Notes receivable	2.0	3.0
Inventories	190.7	192.6
Current assets from discontinued operations	286.1	237.7
Other current assets	32.9	35.5

Total current assets	897.6	906.2

Property, plant and equipment, net	138.1	167.2
Investments in unconsolidated subsidiaries	8.0	8.3
Goodwill	261.2	279.4
Long-term assets from discontinued operations	144.4	164.6
Other assets	135.4	138.5

Total assets	$1,584.7	$1,664.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$168.2	$225.4
Notes payable	26.9	10.7
Current maturities of long-term debt	216.5	3.0
Accrued payroll and other compensation	55.6	50.3
Deferred revenue	14.4	15.6
Accrued expenses	120.7	112.7
Current liabilities from discontinued operations	153.8	127.9

Total current liabilities	756.1	545.6

Pension and other retiree benefit obligations	322.3	328.6
Long-term debt, net of current maturities	844.8	1,061.3
Long-term liabilities from discontinued operations	13.4	16.5
Other liabilities	28.0	29.0

Total liabilities	1,964.6	1,981.0

Commitments and contingencies	—	—
Minority interest	3.5	2.9
Mandatorily redeemable common stock of Dresser, Ltd.	11.5	6.7

Shareholders’ deficit:
Common stock $0.01 par value; issued and outstanding: 1,000 shares	—	—
Additional paid in capital	454.9	455.7
Loan to Dresser, Ltd.	(1.6)	(1.6)
Dividends in excess of net book value	(605.6)	(605.6)
Accumulated deficit	(188.1)	(158.5)
Accumulated other comprehensive loss	(54.5)	(16.4)

Total shareholders’ deficit	(394.9)	(326.4)

Total liabilities and shareholders’ deficit	$1,584.7	$1,664.2

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2005	2004 (Restated)
Cash flows from operating activities:
Net income (loss)	$(29.6)	$5.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26.4	26.0
Equity in earnings of unconsolidated subsidiaries, adjusted for cash distributions	0.2	(0.7)
Loss on repayment of debt	—	11.5
Amortization of deferred financing fees, net of amortization of bond premium	3.7	3.6
Impairment of assets	14.9	—
Other non-cash changes in income	6.1	5.8
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	30.3	(49.0)
Inventories	(9.7)	(30.0)
Accounts payable	(43.7)	28.3
Accrued expenses	23.3	20.6
Other	(10.4)	(10.9)

Cash provided by continuing operations	11.5	10.9
Cash (used in) provided by discontinued operations	—	18.8

Net cash provided by operating activities	11.5	29.7

Cash flows from investing activities:
Acquisition of businesses	—	(174.0)
Capital expenditures	(15.5)	(25.2)
Proceeds from sale of assets	0.2	4.2
Changes in restricted cash	(2.1)	(1.6)
Discontinued operations	(10.4)	(11.3)

Net cash used in investing activities	(27.8)	(207.9)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	172.2
Repayment of long-term debt (including current portion)	(2.2)	(46.9)
Net change in short-term notes payable	15.3	5.9
Purchase of shares, net of proceeds from escrow and exercise of stock options	—	(1.9)
Discontinued operations	(0.2)	0.6

Net cash provided by financing activities	12.9	129.9

Effect of translation adjustments on cash	(4.1)	(0.6)

Net decrease in cash and cash equivalents	(7.5)	(48.9)
Cash and cash equivalents, beginning of period	89.6	144.1

Cash and cash equivalents, end of period	$82.1	$95.2

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$50.8	$33.1
Income taxes	$9.0	$9.5

See accompanying notes to condensed consolidated financial statements

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004. As used in this report, the terms “Dresser,” “the Company,” “we”, “our” or “us” refer to Dresser, Inc. and its predecessors, subsidiaries and affiliates unless the context indicates otherwise.

During the third quarter of 2005, we agreed to sell our worldwide on/off valves and instruments businesses. Our results for all periods presented reflect these businesses as discontinued operations. See “Note 2. Discontinued Operations.”

Restatement of Historical Financial Statements

We have restated our financial statements and other information for errors identified in amounts we had previously reported in our historical financial statements for the first nine months of 2004 and periods prior to 2004. Errors identified in our 2004 restatement which relate to the three and nine months ended September 30, 2004, consisted of accounting for foreign currency translation; inventory, including capitalization of inventory costs, the elimination of profits related to intercompany inventory transfers, and excess and obsolete inventory; capitalization and amortization of deferred financing fees; and other adjustments primarily of a control-related or bookkeeping nature.

The following table sets forth the effects of these errors:

	Adjustment to Net Income (Loss)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(in millions)
Foreign currency translation	$0.4	$(0.2)
Inventory costing	(0.9)	(2.4)
Deferred financing fees	(0.3)	4.3
On/off adjustments	0.2	0.2
Other	(0.9)	—

Total adjustments	$(1.5)	$1.9

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the effects of the restatement on our previously reported statements of operations for the three and nine months ended September 30, 2004, after giving effect to the discontinued operations treatment of our on/off valves and instruments businesses.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	As Reported	As Restated	As Reported	As Restated
	(in millions, except share and per share amounts)
Revenues	$352.1	$385.9	$1,008.5	$1,057.1
Cost of revenues	234.5	270.7	686.7	738.7

Gross profit	117.6	115.2	321.8	318.4
Selling, engineering, administrative, and general expenses	90.0	90.0	241.7	240.9

Operating income	27.6	25.2	80.1	77.5
Interest expense	(19.8)	(20.3)	(73.3)	(69.4)
Interest income	0.4	0.6	0.9	1.5
Other income (expense), net	(0.7)	(0.1)	(0.8)	(0.8)

Income before income taxes	7.5	5.4	6.9	8.8
Provision for income taxes	(4.0)	(3.7)	(9.0)	(5.5)

Income (loss) before equity interests	3.5	1.7	(2.1)	3.3
Equity in earnings of unconsolidated subsidiaries	0.8	0.7	2.3	1.8
Minority owner's share of consolidated subsidiaries	(0.2)	(0.2)	(0.3)	(0.3)

Net income (loss) from continuing operations	4.1	2.2	(0.1)	4.8
Net income from discontinued operations, net of income taxes	—	0.4	3.9	0.9

Net income	$4.1	$2.6	$3.8	$5.7

Basic and diluted net income (loss) per share
Net income (loss) from continuing operations	$4,100	$2,200	$(100)	$4,800
Net income from discontinued operations, net of income taxes	—	400	3,900	900

Net income per share	$4,100	$2,600	$3,800	$5,700

Basic and diluted weighted average shares outstanding	1,000	1,000	1,000	1,000

Note 2. Discontinued Operations

Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals by our management or Board of Directors and when they meet other criteria. During the third quarter of 2005, management committed to a plan to sell our worldwide on/off valve business and our instruments business and we determined we met the required criteria for discontinued operations treatment for both businesses. The sale of both businesses has allowed us to repay a portion of our debt and will allow us to concentrate our resources on other highly regarded products. The results of both businesses, which were part of the flow control segment, are reflected as discontinued operations for all periods presented.

On/Off Valve Business

In November 2005, we completed the sale of substantially all of our worldwide on/off valve business to Cooper Cameron Corporation, with the remaining portion of the sale, the Brazilian operation, completed in

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 2006. The total purchase price was approximately $223.8 million in cash, subject to post-closing adjustments. Net cash proceeds of $190.3 million, excluding the portion attributed to Brazil, were used to repay a portion of our Tranche C term loan in December 2005. Net cash proceeds from the January 2006 sale of the Brazilian operation of $21.3 million are being used to repay outstanding short-term debt in Brazil. In connection with the sale, Cooper Cameron has assumed certain liabilities, which include ordinary course customer/vendor contracts, leases and other commercial agreements; specified agency/distributor agreements; working capital liabilities, including payables and accrued payroll; specified severance, change of control and employment agreements; product warranty/product liability for products shipped post-closing, as well as product warranty/product liability for products shipped pre-closing, but only to the extent of warranty reserves; and liquidated damages on shipped products to the extent of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing.

We retained all liabilities not specifically assumed, including litigation, environmental (whether known or unknown), debt, certain pension liabilities and other benefit plans; product warranty/product liability for products shipped pre-closing in excess of warranty reserves; and liquidated damages on shipped products in excess of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing (net of unused reserves from shipped products).

We expect to record a gain associated with the sale of our on/off valve business. However, we are unable to estimate the amount of the gain due to the ongoing settlement of post-closing adjustments.

Instruments Business

Also in November 2005, we sold our instruments business to Ashcroft Holdings, Inc., an affiliate of KPS Special Situations Fund II, L.P. (“Ashcroft”), for approximately $34.0 million in cash, subject to certain post-closing adjustments. Net cash proceeds of $24.7 million were used to repay a portion of our Tranche C term loan in December 2005. Ashcroft assumed certain liabilities which include ordinary course contracts, leases, distributor and sales agent contracts, and other commercial agreements; working capital liabilities, including payables and accrued payroll; termination or severance obligations that may be payable to certain distributors, sales agents and employees; and liabilities under the unit’s German pension plan.

We retained all liabilities not specifically assumed, including certain known environmental liabilities, such as remediation obligations at our Stratford, Connecticut facility; certain pension and frozen retiree medical and life insurance liabilities; specified litigation; and pre-closing product and export control liabilities.

After adjusting the instruments assets to their estimated fair value, we recognized pre-tax impairment charges during the third quarter of 2005 of $22.7 million. The impairment charges were based on a comparison of the carrying value of these assets to their estimated fair value, less transaction costs. During the fourth quarter of 2005, we recognized a curtailment gain of $12.6 million due to the recognition of unamortized prior service costs associated with the retained other post retirement benefit plans upon the sale of the business. Excluding this item, we do not expect the gain or loss on sale to be significant.

The assets and liabilities of both discontinued businesses are classified as current and long-term assets from discontinued operations and current and long-term liabilities from discontinued operations in our balance sheets for all periods presented. The summarized financial results and position data of our discontinued operations were as follows:

	On/Off Valves		Instruments		Total
Results of Discontinued Operations	Three months ended September 30,
	2005	2004 (restated)	2005	2004 (restated)	2005	2004 (restated)
	(in millions)
Revenue.	$122.5	$98.5	$28.9	$29.5	$151.4	$128.0
Cost of revenue	98.2	76.8	20.1	21.5	118.3	98.3

Gross profit	24.3	21.7	8.8	8.0	33.1	29.7
Selling, engineering, administrative and general expenses.	22.2	17.9	8.5	8.2	30.7	26.1
Impairment of instruments business	—	—	22.7	—	22.7	—

Operating income (loss)	2.1	3.8	(22.4)	(0.2)	(20.3)	3.6
Interest expense	(0.3)	(0.4)	—	—	(0.3)	(0.4)
Interest income	0.1	—	—	—	0.1	—
Other income (expense), net	(0.1)	0.1	(0.2)	(0.3)	(0.3)	(0.2)
Provision for income tax	(3.6)	(2.2)	0.4	—	(3.2)	(2.2)
Equity in earnings of unconsolidated subsidiaries	—	—	0.2	0.1	0.2	0.1
Minority owner’s share of consolidated subsidiaries	—	(0.5)	—	—	—	(0.5)

Net income (loss) from discontinued operations, net of income taxes	$(1.8)	$0.8	$(22.0)	$(0.4)	$(23.8)	$0.4

	On/Off Valves		Instruments		Total
	Nine months ended September 30,
	2005	2004 (restated)	2005	2004 (restated)	2005	2004 (restated)
	(in millions)
Revenue.	$328.0	$316.1	$90.4	$87.7	$418.4	$403.8
Cost of revenue	262.5	246.6	63.2	63.9	325.7	310.5

Gross profit	65.5	69.5	27.2	23.8	92.7	93.3
Selling, engineering, administrative and general expenses.	70.3	58.5	25.9	24.6	96.2	83.1
Impairment of instruments business	—	—	22.7	—	22.7	—

Operating income (loss)	(4.8)	11.0	(21.4)	(0.8)	(26.2)	10.2
Interest expense	(1.0)	(1.3)	(0.1)	(0.1)	(1.1)	(1.4)
Interest income.	0.1	—	—	—	0.1	—
Other income (expense), net	—	0.1	(0.6)	(0.2)	(0.6)	(0.1)
Provision for income tax	(3.0)	(7.6)	0.7	—	(2.3)	(7.6)
Equity earnings of unconsolidated subsidiaries	—	—	0.4	0.3	0.4	0.3
Minority owner’s share of consolidated subsidiaries	—	(0.5)	—	—	—	(0.5)

Net income (loss) from discontinued operations, net of income taxes	$(8.7)	$1.7	$(21.0)	$(0.8)	$(29.7)	$0.9

Financial Position Data of Discontinued Operations

	On/Off Valves		Instruments		Total
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
	(in millions)
ASSETS
Cash and cash equivalents	$6.7	$9.0	$—	$—	$6.7	$9.0
Accounts and notes receivable	87.1	77.0	14.8	14.8	101.9	91.8
Inventories	154.1	120.2	14.9	15.0	169.0	135.2
Other current assets	6.6	0.4	1.9	1.3	8.5	1.7

Total current assets	$254.5	$206.6	$31.6	$31.1	$286.1	$237.7

Property, plant and equipment	$55.9	$47.8	$6.6	$25.6	$62.5	$73.4
Investments in unconsolidated subsidiaries	—	—	0.9	1.0	0.9	1.0
Goodwill and other assets	80.5	84.6	0.5	5.6	81.0	90.2

Total long-term assets	$136.4	$132.4	$8.0	$32.2	$144.4	$164.6

LIABILITIES
Accounts and notes payable	$87.9	$79.2	$5.6	$7.6	$93.5	$86.8
Accrued payroll and other compensation	10.5	7.9	3.2	2.4	13.7	10.3
Deferred revenue	32.1	16.6	—	—	32.1	16.6
Other accrued expenses	12.8	12.5	1.7	1.7	14.5	14.2

Total current liabilities	$143.3	$116.2	$10.5	$11.7	$153.8	$127.9

Pension and other retiree benefit obligations	$11.0	$13.6	$1.6	$1.5	$12.6	$15.1
Long term debt, net of current maturities	0.3	0.5	—	—	0.3	0.5
Other liabilities	0.5	0.3	—	—	0.5	0.3
Minority interest	—	0.6	—	—	—	0.6

Total long-term liabilities	$11.8	$15.0	$1.6	$1.5	$13.4	$16.5

Note 3. Impairment of Assets

Our impairment charges from continuing operations for the nine months ended September 30, 2005, were recorded in connection with assets that are no longer expected to provide value in the future. During the second quarter of 2005, we impaired $2.9 million of capitalized expenses associated with our previously announced initial public offering because these costs are no longer expected to provide value in any future initial public offering. During the third quarter of 2005, we impaired $12.0 million in capitalized software costs as a result of discontinuing our previously announced plans to implement an enterprise resource planning (ERP) system after a pilot installation at our U.S. retail fueling operation indicated that the intended benefits of the system would not be realized in a timely manner and the cost to complete the implementation at our other locations would be significantly higher than originally expected.

For additional asset impairments on our discontinued operations see “Note 2. Discontinued Operations.”

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

Flow Control. Operations of the flow control segment include the design, manufacture and marketing of valves and actuators. These products are used to start, stop and control the flow of liquids and gases and to protect process equipment from excessive pressure. In addition, this segment also includes the design, manufacture and marketing of natural gas meters, regulators, digital and analog pressure and temperature gauges, transducers, and piping specialties such as couplings and pipe fabrications. In September 2005, we agreed to sell our on/off valves and instruments product lines. See “Note 2. Discontinued Operations.”

Measurement Systems. Operations of the measurement systems segment consist of the design, manufacture and marketing of fuel dispensers, pumps, peripherals and point-of-sale systems and software for the retail fueling industry.

Compression and Power Systems. Operations of the compression and power systems segment consist of the design, manufacture and marketing of natural gas-fueled engines used primarily in natural gas compression and power generation applications. We also manufacture positive displacement blowers and centrifugal compressors used in air and gas applications.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We evaluate performance based on the operating income or loss from each business segment which excludes interest, other income (deductions) and income taxes. The following table presents information by reportable segment for the three and nine months ended September 30, 2005 and 2004.

	Flow Control	Measurement System	Compression and Power Systems	Reconciling Items, Including Corporate (1)	Total
Three Months Ended September 30, 2005
Revenue from external customers	$158.6	$159.8	$109.5	$(0.5)	$427.4
Operating income	21.0	18.5	19.9	(32.7)	26.7
Depreciation and amortization	1.9	2.3	1.8	1.5	7.5
Capital expenditures	2.2	1.9	0.8	(0.7)	4.2

Three Months Ended September 30, 2004—Restated
Revenue from external customers	148.2	162.5	75.8	(0.6)	385.9
Operating income	15.6	25.4	(5.0)	(10.8)	25.2
Depreciation and amortization	2.5	3.0	3.3	0.7	9.5
Capital expenditures	1.9	1.6	0.8	2.4	6.7

Nine Months Ended September 30, 2005
Revenue from external customers	477.2	470.4	299.5	(1.8)	1,245.3
Operating income	55.5	50.1	46.3	(79.6)	72.3
Depreciation and amortization	5.7	8.2	5.5	7.0	26.4
Goodwill	159.5	101.7	—	—	261.2
Total assets	424.1	410.1	167.9	582.6	1,584.7
Capital expenditures	7.8	3.6	2.1	2.0	15.5

Nine Months Ended September 30, 2004—Restated
Revenue from external customers	435.0	391.5	232.1	(1.5)	1,057.1
Operating income	41.5	56.1	11.0	(31.1)	77.5
Depreciation and amortization	7.6	6.0	10.2	2.2	26.0
Goodwill	296.8	99.2	—	—	396.0
Total assets	471.9	427.9	147.8	582.6	1,630.2
Capital expenditures	8.6	2.2	1.8	12.6	25.2

(1)	Revenue and operating income represents inter-segment eliminations, which are not considered significant, and certain corporate overhead cost not allocated to each business segment. Assets primarily consist of cash, deferred financing fees, prepaid and intangible pension costs and deferred tax assets. Also included in total assets are assets from discontinued operations of $430.5 million at September 30, 2005 and $380.5 million at September 30, 2004.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5. Inventories

Inventories are stated at the lower of cost or market. A portion of the United States inventory costs is determined using the last-in, first-out (“LIFO”) method. All other inventories are valued on a first-in, first-out (“FIFO”) or weighted average cost basis.

Inventories accounted for under the LIFO method represented $73.4 million and $60.6 million of our total inventories as of September 30, 2005, and December 31, 2004, respectively. The excess of FIFO over LIFO costs were $86.5 million and $79.3 million as of September 30, 2005, and December 31, 2004. Inventories are summarized as follows:

	September 30, 2005	December 31, 2004
	(in millions)
Finished products and parts	$142.8	$163.3
In-process products and parts	59.7	53.1
Raw materials and supplies	74.7	55.5

Inventories	277.2	271.9
Less:
LIFO reserve	(86.5)	(79.3)

Total inventories	$190.7	$192.6

Note 6. Pension and Other Retiree Benefit Obligations

We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans that cover a significant number of our employees. The following tables provide information related to our net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004:

	Defined Benefit Plans		Other Postretirement Plans		Defined Benefit Plans		Other Postretirement Plans
	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions)

Service cost	$2.0	$1.8	$0.6	$0.5	$6.0	$5.2	$1.8	$1.6
Interest cost	4.7	4.4	2.5	3.2	14.1	13.4	7.4	8.1
Amortization of prior service cost	0.5	0.5	(1.9)	(1.8)	1.6	1.6	(5.6)	(5.6)
Amortization of net loss	1.7	1.3	0.5	1.5	5.1	4.1	1.5	2.2
Transition obligation	0.5	0.5	—	—	1.6	1.3	—	—
Expected return on assets	(4.5)	(4.2)	—	—	(13.5)	(12.7)	—	—

Net periodic benefit cost	$4.9	$4.3	$1.7	$3.4	$14.9	$12.9	$5.1	$6.3

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We made cash contributions of approximately $19.3 million to our pension benefit plans during the nine months ended September 30, 2005 compared to $6.0 million for the nine months ended September 30, 2004. We have made additional cash contributions of $1.7 million throughout the remainder of 2005.

Note 7. Debt

In September 2005, we committed to use the net cash proceeds from the sale of substantially all of our on/off valves business and our instruments business to repay a portion of our Tranche C term loan. In November 2005, we received net cash proceeds of $190.3 million from our on/off valves business, excluding the portion attributed to Brazil, and $24.7 million from our instruments business. As a result, we have reclassified $215 million of our Tranche C term loan from long-term debt to current maturities of long-term debt in our balance sheet at September 30, 2005. In December 2005, we repaid $215 million of our Tranche C term loan using these net cash proceeds. Also in December 2005, we made a subsequent optional prepayment of $20 million on our Tranche C term loan. We expect to write-off approximately $2 million in deferred financing fees associated with the repayments of our Tranche C term loan in the fourth quarter of 2005. Net cash proceeds from the January 2006 sale of the Brazilian portion of our on/off business of $21.3 million are being used to repay outstanding short-term debt in Brazil.

Throughout 2005, we entered into several amendments and waivers to our credit agreement that, among other things, amended certain financial covenants under our senior secured credit facility and extended to February 15, 2006, our deadline for providing our senior lenders with audited financial statements for the year ended December 31, 2004, and restated audited financial statements, to the extent that financial statements for earlier years were required to be restated in connection with the preparation of the 2004 financial statements. The amendments also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

In addition, we entered into several consents and waivers to our senior unsecured term loan agreement and extended to February 15, 2006, the deadline for providing these lenders with audited financial statements for the year ended December 31, 2004 and extended to February 15, 2006, our deadline for providing these lenders with unaudited financial statements for the first, second and third fiscal quarters of 2005. The consents also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders under the credit agreement prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

Prior to the filing of this Form 10-Q with the SEC, we had not been timely in furnishing certain annual and quarterly financial information required to be contained in our 2004 Form 10-K and our 2005 First, Second and Third Quarter Reports on Form 10-Q as required by Section 4.03(a) of the indenture governing our senior subordinated notes. In addition, because of the restatement of prior period financial information described in our 2004 Form 10-K, certain of our prior SEC filings may be deemed not to have complied with Section 4.03(a). On December 6, 2005, we commenced a solicitation of consents from the holders of these notes and on December 19, 2005, executed a supplemental indenture extending the financial statement delivery requirement to February 15, 2006, and waiving past defaults. With the filing of this Form 10-Q, and the subsequent filing of a Current Report on Form 8-K to report certain pro forma financial information associated with the sale of our on/off valve business, we expect to satisfy the applicable requirements of Section 4.03(a) of the indenture on or prior to February 15, 2006.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8. Comprehensive Income (Loss)

The following table sets forth the components of comprehensive income (loss), net of income tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions)

Net income (loss)	$(21.8)	$2.6	$(29.6)	$5.7
Other comprehensive (loss) income
Foreign currency translation adjustment	1.9	(0.5)	(34.1)	(5.8)
Unrealized gain (loss) on derivative instruments	0.8	0.5	(4.0)	(3.4)

Comprehensive income (loss)	$(19.1)	$2.6	$(67.7)	$(3.5)

Note 9. Commitments and Contingencies

Halliburton Indemnifications

In accordance with the agreement relating to our recapitalization transaction, Halliburton agreed to indemnify us for certain items. Those indemnified items include any product liability claim or product warranty claim arising out of any products relating to any discontinued product or service line of Dresser. In addition, Halliburton has agreed to indemnify us for certain other claims and liabilities, including: any other product liability claim made on or prior to closing of the recapitalization; any other loss, liability, damage or expense resulting from any action, suit or proceeding initiated prior to the closing; any asbestos claims (present or future) based on or arising out of events or occurrences with respect to our businesses prior to the closing; and certain environmental liability claims against us, to the extent that notice is given to Halliburton prior to April 2006. Halliburton had also agreed to indemnify us against any loss, liability, damage or expense relating to worker’s compensation, general liability, and automobile liability arising out of events or occurrences prior to the closing, but such rights with respect to those claims expired in April 2004. The maximum aggregate amount of all losses indemnifiable by Halliburton pursuant to the recapitalization agreement is $950.0 million. In the case of certain general indemnities in the recapitalization agreement, other than those described above, there is an aggregate $15 million deductible that is applicable prior to the indemnification obligations. In addition, any single claim for such indemnities is subject to a threshold of $0.5 million in the case where there was no knowledge of such claim by Halliburton and a $0.1 million threshold if there was knowledge. For purposes of determining the threshold or maximum amount of indemnity and other overall indemnity obligations, such amounts shall be offset by insurance proceeds received by us or the amount of tax benefit received by us. All indemnification claims are subject to notice and procedural requirements that may result in Halliburton denying indemnification claims for some losses.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In response to the foregoing, we have undertaken and are continuing to implement a comprehensive remedial program that is designed to prevent further unlawful transactions by our foreign subsidiaries and branches, and unlawful facilitations by U.S. persons of otherwise legal transactions by our foreign subsidiaries, involving sanctioned countries. While our foreign subsidiaries may lawfully conduct business with sanctioned countries (other than Cuba), pursuant to a recently adopted company-wide policy they will no longer be permitted to accept new business (other than such business as they are contractually obligated to undertake in compliance with U.S. laws) intended to or for Iran or Sudan. We have also adopted a requirement that the U.S. export/import compliance and/or legal department conduct a review of all proposed transactions by our foreign subsidiaries relating to sanctioned countries to determine whether such sales are consistent with the new policy and in compliance with applicable U.S. laws. In addition, we have issued further guidance and provided additional training to our employees concerning the application of U.S. foreign trade controls, and we have reorganized our management team that oversees compliance with these controls. Primary responsibility for overseeing such compliance resides with a newly created corporate officer position titled Executive Vice President, Ethics and Compliance, which reports directly to the Chief Executive Officer and to the Audit Committee. We have also established the position of Corporate Export/Import Compliance Director, reporting directly to the new Executive Vice President. At each business unit, there are separate compliance and export/import compliance functions, which have dual reporting relationships to the business unit management and the corporate compliance organization. We have also taken appropriate disciplinary action against personnel who failed to meet their obligations under Company policy or otherwise engaged in wrongful conduct.

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Note 10. Accrued Warranties

We offer warranties on the sale of certain of our products and we record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. Accrued warranties are included in accrued expenses in our balance sheet. The following reflects the activity of our warranty accrual:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Balance at the beginning of the period	$20.4	$19.0	$21.5	$18.8
Accruals for warranties issued during the period	7.4	7.2	15.0	13.3
Changes in accruals related to pre-existing warranties	(0.3)	0.2	(0.7)	2.1
Settlements made (in cash or in kind) during the period	(5.8)	(7.5)	(14.1)	(15.3)

Balance at the end of the period	$21.7	$18.9	$21.7	$18.9

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 11. New Accounting Pronouncements Issued But Not Yet Adopted

There are several accounting standards and interpretations that have not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Inventory Costing. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for idle facility expense, freight, handling costs and wasted material to require these items to be expensed as current period charges, regardless of whether they meet the criterion of “abnormal” previously defined in Accounting Research Bulletin (“ARB”) 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We will adopt this provisions of this standard on January 1, 2006, and have not yet determined the impact this pronouncement will have on our financial statements.

Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 107, “Share Based Payments,” which expresses views of the Staff about the application of SFAS No. 123(R). SFAS No. 123(R) is effective for annual reporting periods beginning on or after June 15, 2005. We adopted the fair value method of accounting for stock options under SFAS No. 123 on January 1, 2004, based on the modified prospective method as provided by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” We will apply the provisions of SFAS No. 123(R) on a prospective basis, and therefore do not expect the adoption of SFAS No. 123(R) to have a material impact on our financial statements. Further, we do not anticipate any significant changes in our compensation strategy as a result of our adoption of SFAS No. 123(R).

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligation are uncertain. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined and disclose information regarding unrecognized conditional asset retirement obligations. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.

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

DRESSER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Note 13. Supplemental Guarantor Information

In connection with our senior subordinated notes due 2011, certain of our wholly owned domestic subsidiaries guaranteed, jointly and severally, our obligation to pay principal and interest on the senior subordinated notes on a full and unconditional basis. The following supplemental condensed consolidating financial information presents the balance sheets as of September 30, 2005, and December 31, 2004, the statements of operations for the three months and nine ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. In the condensed consolidating financial statements, investments in wholly-owned subsidiaries are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current year presentation.

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$35.7	$—	$46.4	$—	$82.1
Accounts receivable, net	133.4	—	170.4	—	303.8
Notes receivable	0.1	—	1.9	—	2.0
Inventories	84.5	—	106.2	—	190.7
Current assets from discontinued operations	89.8	—	196.3	—	286.1
Other current assets	11.5	—	21.4	—	32.9

Total current assets	355.0	—	542.6	—	897.6
Property, plant and equipment, net	75.2	—	62.9	—	138.1
Investments in and advances with consolidated subsidiaries	526.6	517.3	—	(1,043.9)	—
Investments in unconsolidated subsidiaries	—	—	8.0		8.0
Goodwill	70.2	9.3	181.7	—	261.2
Long-term asset from discontinued operations	47.5	—	96.9	—	144.4
Other assets	97.1	—	38.3	—	135.4

Total assets	$1,171.6	$526.6	$930.4	$(1,043.9)	$1,584.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$68.3	$—	$99.9	$—	$168.2
Notes payable	1.3	—	25.6	—	26.9
Current maturities of long-term debt	215.7	—	0.8	—	216.5
Accrued payroll and other compensation	30.2	—	25.4	—	55.6
Deferred revenue	8.6	—	5.8	—	14.4
Accrued expenses	54.4	—	66.3	—	120.7
Current liabilities from discontinued operations	22.2	—	131.6	—	153.8

Total current liabilities	400.7	—	355.4	—	756.1

Pension and other retiree benefits obligations	285.2	—	37.1	—	322.3
Long-term debt, net of current maturities	843.8	—	1.0	—	844.8
Long-term liabilities from discontinued operations	0.1	—	13.3	—	13.4
Other liabilities	25.2	—	2.8	—	28.0

Total liabilities	1,555.0	—	409.6	—	1,964.6

Commitments and contingencies
Minority interest	—	—	3.5	—	3.5
Mandatorily redeemable common stock of Dresser, Ltd.	11.5	—	—	—	11.5

Shareholders’ (deficit) equity:
Total shareholders’ (deficit) equity	(394.9)	526.6	517.3	(1,043.9)	(394.9)

Total liabilities and shareholders’ (deficit) equity	$1,171.6	$526.6	$930.4	$(1,043.9)	$1,584.7

DRESSER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2004 – Restated

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24.2	$—	$65.4	$—	$89.6
Accounts receivable, net	107.9	—	239.9	—	347.8
Notes receivable	1.0	—	2.0	—	3.0
Inventories	72.2	—	120.4	—	192.6
Current assets from discontinued operations	70.6	14.3	152.8	—	237.7
Other current assets	11.8	—	23.7	—	35.5

Total current assets	287.7	14.3	604.2	—	906.2

Property, plant and equipment, net	94.9	—	72.3	—	167.2
Investments in and advance with consolidated subsidiaries	612.7	581.6	—	(1,194.3)	—
Investments in unconsolidated subsidiaries	—	—	8.3	—	8.3
Goodwill	70.2	9.3	199.9	—	279.4
Long-term assets from discontinued operations	66.0	7.9	90.7	—	164.6
Other assets	86.0	0.4	52.1	—	138.5

Total assets	$1,217.5	$613.5	$1,027.5	$(1,194.3)	$1,664.2

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$78.8	$—	$146.6	$—	$225.4
Notes payable	—	—	10.7	—	10.7
Current maturities of long-term debt	2.0	—	1.0	—	3.0
Accrued payroll and other compensation	24.9	0.1	25.3	—	50.3
Deferred revenue	4.9	—	10.7	—	15.6
Accrued expenses	33.9	0.1	78.7	—	112.7
Current liabilities from discontinued operations	21.1	0.6	106.2	—	127.9

Total current liabilities	165.6	0.8	379.2	—	545.6

Pension and other retiree benefits obligations	289.1	—	39.5	—	328.6
Long-term debt, net of current maturities	1,059.5	—	1.8	—	1,061.3
Long-term liabilities from discontinued operations	—	—	16.5	—	16.5
Other liabilities	23.0	—	6.0	—	29.0

Total liabilities	1,537.2	0.8	443.0	—	1,981.0

Commitments and contingencies
Minority interest	—	—	2.9	—	2.9
Mandatorily redeemable common stock of Dresser, Ltd.	6.7	—	—	—	6.7

Shareholders’ (deficit) equity:
Total shareholders’ (deficit) equity	(326.4)	612.7	581.6	(1,194.3)	(326.4)

Total liabilities and shareholders’ (deficit) equity	$1,217.5	$613.5	$1,027.5	$(1,194.3)	$1,664.2

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$254.9	$—	$181.4	$(8.9)	$427.4
Cost of revenues	178.7	—	129.0	(8.9)	298.8

Gross profit	76.2	—	52.4	—	128.6
Selling, engineering, administrative and general expenses	63.7	—	26.2	—	89.9
Impairment of assets	12.0	—	—	—	12.0

Operating income	0.5	—	26.2	—	26.7
Interest expense	(22.2)	—	(7.0)	6.2	(23.0)
Interest income	6.3	—	—	(6.2)	0.1
Other income (expense), net	0.7	—	(0.2)	—	0.5

Income (loss) before income taxes	(14.7)	—	19.0	—	4.3
Provision for income taxes	—	—	(3.2)	—	(3.2)

Income (loss) before equity interests	(14.7)	—	15.8	—	1.1
Equity in earnings of unconsolidated subsidiaries	—	—	1.1	—	1.1
Equity in earnings of consolidated subsidiaries	16.7	16.7	—	(33.4)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.2)	—	(0.2)

Net income (loss) from continuing operations	2.0	16.7	16.7	(33.4)	2.0
Net income (loss) from discontinued operations	(23.8)	(5.2)	(5.2)	10.4	(23.8)

Net income (loss)	$(21.8)	$11.5	$11.5	$(23.0)	$(21.8)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2004 – Restated

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$218.1	$—	$185.4	$(17.6)	$385.9
Cost of revenues	150.6	—	137.7	(17.6)	270.7

Gross profit	67.5	—	47.7	—	115.2
Selling, engineering, administrative and general expenses	61.4	(0.1)	28.7		90.0

Operating income	6.1	0.1	19.0		25.2
Interest expense	(20.0)	—	(6.6)	6.3	(20.3)
Interest income	6.3	—	0.6	(6.3)	0.6
Other income (expense), net	0.5	—	(0.6)	—	(0.1)

Income (loss) before income taxes	(7.1)	0.1	12.4	—	5.4
Provision for income taxes	(0.1)	—	(3.6)	—	(3.7)

Income (loss) before equity interests	(7.2)	0.1	8.8	—	1.7
Equity in earnings of unconsolidated subsidiaries	—	—	0.7	—	0.7
Equity in earnings of consolidated subsidiaries	9.4	9.3	—	(18.7)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.2)	—	(0.2)

Net income (loss) from continuing operations	2.2	9.4	9.3	(18.7)	2.2
Net income (loss) from discontinued operations	0.4	5.2	4.0	(9.2)	0.4

Net income (loss)	$2.6	$14.6	$13.3	$(27.9)	$2.6

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$729.4	$—	$544.6	$(28.7)	$1,245.3
Cost of revenues	501.5	—	398.3	(28.7)	871.1

Gross profit	227.9	—	146.3	—	374.2
Selling, engineering, administrative and general expenses	190.9	—	96.1	—	287.0
Impairment of assets	14.9	—	—	—	14.9

Operating income	22.1	—	50.2	—	72.3
Interest expense	(64.6)	—	(21.3)	18.8	(67.1)
Interest income	18.9	—	0.8	(18.8)	0.9
Other income (expense), net	(1.1)	—	0.1	—	(1.0)

Income (loss) before income taxes	(24.7)	—	29.8	—	5.1
Provision for income taxes	(0.1)	—	(7.4)	—	(7.5)

Income (loss) before equity interests	(24.8)	—	22.4	—	(2.4)
Equity in earnings of unconsolidated subsidiaries	—	—	3.1	—	3.1
Equity in earnings of consolidated subsidiaries	24.9	24.9	—	(49.8)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.6)	—	(0.6)

Net income (loss) from continuing operations	0.1	24.9	24.9	(49.8)	0.1
Net income (loss) from discontinued operations	(29.7)	(6.1)	(6.1)	12.2	(29.7)

Net income (loss)	$(29.6)	$18.8	$18.8	$(37.6)	$(29.6)

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2004 – Restated

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues	$637.8	$—	$457.0	$(37.7)	$1,057.1
Cost of revenues	442.3	—	334.1	(37.7)	738.7

Gross profit	195.5	—	122.9	—	318.4
Selling, engineering, administrative and general expenses	154.3	—	86.6	—	240.9

Operating income	41.2	—	36.3	—	77.5
Interest expense	(68.9)	(0.1)	(16.1)	15.7	(69.4)
Interest income	16.2	—	1.0	(15.7)	1.5
Other income (expense), net	0.4	(0.1)	(1.1)	—	(0.8)

Income (loss) before income taxes	(11.1)	(0.2)	20.1	—	8.8
Provision for income taxes	(0.1)	—	(5.4)	—	(5.5)

Income (loss) before equity interests	(11.2)	(0.2)	14.7	—	3.3
Equity in earnings of unconsolidated subsidiaries	—	—	1.8	—	1.8
Equity in earnings of consolidated subsidiaries	16.0	16.2	—	(32.2)	—
Minority owner’s share of consolidated subsidiaries	—	—	(0.3)	—	(0.3)

Net income (loss) from continuing operation	4.8	16.0	16.2	(32.2)	4.8
Net income (loss) from discontinued operation	0.9	19.8	17.9	(37.7)	0.9

Net income (loss)	$5.7	$35.8	$34.1	$(69.9)	$5.7

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$(29.6)	$18.8	$18.8	$(37.6)	$(29.6)
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	15.3	—	11.1	—	26.4
Equity earnings of unconsolidated subsidiaries, adjusted for cash distributions	—	—	0.2	—	0.2
Equity earnings of consolidated subsidiaries	(24.9)	(24.9)	—	49.8	—
Amortization of deferred financing fees, net of amortization of bond premium	3.7	—	—	—	3.7
Impairment of assets	14.9	—	—	—	14.9
Other non-cash changes in income	4.9	—	1.2	—	6.1
Changes in operating assets and liabilities	(99.3)	(1.0)	90.1		(10.2)

Cash provided by continuing operations	(115.0)	(7.1)	121.4	12.2	11.5
Cash provided by discontinued operations	30.0	28.9	(46.7)	(12.2)	—

Net cash provided by (used in) operating activities	(85.0)	21.8	74.7	—	11.5

Cash flows from investing activities:
Capital expenditures	(7.0)	—	(8.5)	—	(15.5)
Proceeds from sale of assets	—	—	0.2	—	0.2
Changes in restricted cash	—	—	(2.1)	—	(2.1)
Discontinued operations	(1.2)		(9.2)		(10.4)

Net cash used in investing activities	(8.2)	—	(19.6)	—	(27.8)

Cash flows from financing activities:
Advances from (to) affiliates:	111.0	(21.8)	(89.2)	—	—
Repayment of long-term debt (including current portion)	(1.5)	—	(0.7)	—	(2.2)
Net change in short-term notes payable	1.3	—	14.0	—	15.3
Discontinued operations	(6.1)	—	5.9	—	(0.2)

Net cash provided by (used in) financing activities	104.7	(21.8)	(70.0)	—	12.9

Effect of translation adjustments on cash	—	—	(4.1)	—	(4.1)

Net increase (decrease) in cash and cash equivalents	11.5	—	(19.0)	—	(7.5)
Cash and cash equivalents, beginning of period	24.2	—	65.4	—	89.6

Cash and cash equivalents, end of period	$35.7	$—	$46.4	$—	$82.1

DRESSER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004 – Restated

(in millions)

(unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$5.7	$35.8	$34.1	$(69.9)	$5.7
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	18.7	—	7.3	—	26.0
Equity earnings of unconsolidated subsidiaries, adjusted for cash distributions	—	—	(0.7)	—	(0.7)
Equity earnings of consolidated subsidiaries	(16.0)	(16.2)	—	32.2	—
Loss on repayment of debt	11.5	—	—	—	11.5
Amortization of deferred financing fees, net of amortization of bond premium	3.6	—	—	—	3.6
Other non-cash changes in net income	2.0	0.2	3.6	—	5.8
Changes in operating assets and liabilities	(35.0)	(4.5)	(1.5)	—	(41.0)

Cash (used in) provided by continuing operations	(9.5)	15.3	42.8	(37.7)	10.9
Cash (used in) provided by discontinued operations	(11.2)	(15.3)	7.6	37.7	18.8

Net cash (used in) provided by operating activities	(20.7)	—	50.4	—	29.7

Cash flows from investing activities:
Acquisition of assets	—	—	(174.0)	—	(174.0)
Capital expenditures	(21.2)	—	(4.0)	—	(25.2)
Proceeds from sale of assets	1.9	—	2.3	—	4.2
Changes in restricted cash	—	—	(1.6)	—	(1.6)
Discontinued operations	(6.1)	—	(5.2)	—	(11.3)

Net cash used in investing activities	(25.4)	—	(182.5)	—	(207.9)

Cash flows from financing activities:
Advances from (to) affiliates	(116.6)	—	116.6	—	—
Proceeds from the issuance of long term debt	172.2	—	—	—	172.2
Repayment of long-term debt (including current portion)	(45.0)	—	(1.9)	—	(46.9)
Net change in short-term notes payable	(0.4)	—	6.3	—	5.9
Purchase of shares, net of proceeds from escrow and exercise of stock options	(1.9)	—	—	—	(1.9)
Discontinued operations	—	—	0.6	—	0.6

Net cash provided by financing activities	8.3	—	121.6	—	129.9

Effect of translation adjustments on cash	—	—	(0.6)	—	(0.6)

Net decrease in cash and cash equivalents	(37.8)	—	(11.1)	—	(48.9)
Cash and cash equivalents, beginning of period	80.2	—	63.9	—	144.1

Cash and cash equivalent, end of period	$42.4	—	$52.8	$—	$95.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report constitute “forward-looking statements” as that term is defined under Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan” and other expressions, that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the impact of general economic conditions in the regions in which we do business; the purchasing plans or decisions of our customers; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets; and the risks and uncertainties described below under “Certain Risk Factors.”

Restatement of Historical Financial Statements

As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, we have restated our historical financial statements and other financial information for errors identified in amounts we have previously reported. In light of the restatement, our previously filed financial statements and other financial information for the years ended December 31, 2003, and prior, and for each of the first three quarters in 2004 should no longer be relied upon. All restated financial information is included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Management and our independent registered public accounting firm have identified six material weaknesses regarding elements of our internal control over financial reporting. Two of the six material weaknesses specifically relate to our on/off valve business substantially all of which was sold in November 2005. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for uncollectible accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, reserve for warranty obligations, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the year ended December 31, 2004, we identified and disclosed critical accounting policies, which included reserves of uncollectible accounts receivable, inventory reserves, impairment of long-lived assets and goodwill, product warranties, income taxes, other contingencies and pension and other post retirement benefit obligations. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since December 31, 2004.

Outlook

Our product offerings include valves, meters, retail fuel dispensing systems, blowers and natural gas fueled engines and power generation systems. These products are used to produce, transport, process, store and deliver oil and gas and their related by-products.

There are several key indicators that drive our business. Over the long-term, demand for energy infrastructure and oilfield equipment is driven by fluctuations in worldwide economic activity and energy consumption, which is a function of global population, industrial growth, the levels of energy consumption per capita and changes in energy usage patterns. In the short term, demand for our products is affected by overall worldwide economic conditions and by fluctuations in the level of activity and capital spending by major, national and independent oil and gas companies, gas distribution companies, pipeline companies, power generation companies and petrochemical processing plants, as well as our customers’ access to capital. Activity levels can vary substantially in different geographic regions throughout the world. For example, prior to 2004, U.S. markets were relatively weak while international markets were relatively strong. The level of oil and gas prices affects all of these activities and is a significant factor in determining our primary customers’ level of cash flow. Our business is subject to cyclicality, which has caused revenue and earnings to fluctuate in the past. Our customers’ perception of oil and gas prices in the near-to-long-term will impact our business, and as such, continued expectation of high prices would be expected to correspond to strength in our business. See “Certain Risk Factors—Our business is cyclical in nature and our business and operating results could be harmed during economic or industry downturns.”

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

Flow Control. Our control valve business has successfully expanded into new market segments, including steam conditioning, gas to liquids and hydrocarbon upstream projects such as offshore platforms. In addition, the business has benefited from higher energy prices which are driving increased investment in oil production from non-traditional sources, such as Canadian tar sands and new hydrocarbon processing methods including coal liquefication. Demand for infrastructure and industrial capacity, particularly for power generation, is strong in China, Korea and India. Aftermarket sales continue to represent a significant component of control valve revenues. Most recently, aftermarket sales have benefited from increased oil production capacity in Russia and West Africa and from spending in North America, Western Europe, Japan and other mature markets where new project activity is limited.

Our pressure relief product line is benefiting from increased spending in the energy industry. In addition, the pressure relief product line is experiencing improved aftermarket demand in the United States in 2005 as compared to 2004 and a continuation of international demand relative to 2004.

Our natural gas solutions business, which primarily addresses the natural gas utility market, began to experience improved market conditions during 2004, which has continued in 2005 due to general economic expansion and the continued growth in the demand for natural gas.

Measurement Systems. The market for new equipment strengthened during 2004 across all customer segments especially in North America, Asia and Latin America. During 2005, we have witnessed a leveling-off in demand in developed markets primarily because of a decline in spending on retail operations by major oil companies. However, this leveling off in demand from major oil companies has been offset by stronger independent fuel marketers and high volume retailers, especially in North America, as they implement aggressive building and upgrade programs. Our European operations have experienced a reduction in business primarily because of the loss of some low-margin service contracts. However, elsewhere internationally, we are experiencing increased market activity from the national oil companies in Latin America, Eastern Europe and Asia, and we have been successful in a number of recent tenders. We expect dispenser sales to grow in the future as customers move to replace and upgrade the oldest portion of their installed base to reduce contract maintenance costs and add new technology features.

Compression and Power Systems. During 2004, gas compression-related engine sales and parts sales began to recover from relatively low levels in 2003, and U.S. activity has continued to strengthen in 2005. We have experienced strong Canadian activity since 2004, and we expect this demand to continue through 2006. Engine sales into power generation applications remain relatively strong, although competition based upon price and engine efficiency remains intense. The domestic power generation market has remained flat in 2005 while international markets for engines and parts are relatively strong, especially in Pakistan, Bangladesh and South America. Because of the high demand and long product delivery lead times that we believe are currently common across the industry, we are making investments in our business to shorten our delivery schedules.

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

Discontinued Operations.

During the third quarter of 2005, we agreed to sell our worldwide on/off valves and instruments businesses. Our results for all periods presented reflect these businesses as discontinued operations.

On/Off Valve Business

In November 2005, we completed the sale of substantially all of our worldwide on/off valve business to Cooper Cameron Corporation, with the remaining portion of the sale, the Brazilian operation, completed in January 2006. The total purchase price was approximately $223.8 million in cash, subject to post-closing adjustments. In connection with the sale, Cooper Cameron assumed certain liabilities which include ordinary course customer/vendor contracts, leases and other commercial agreements; specified agency/distributor agreements; working capital liabilities, including payables and accrued payroll; specified severance, change of control and employment agreements; product warranty/product liability for products shipped post-closing, as well as product warranty/product liability for products shipped pre-closing, but only to the extent of warranty reserves; and liquidated damages on shipped products to the extent of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing.

We retained all liabilities not specifically assumed, including litigation, environmental (whether known or unknown), debt, certain pension liabilities and other benefit plans; product warranty/product liability for products shipped pre-closing in excess of warranty reserves; and liquidated damages on shipped products in excess of reserves, plus 50% of liquidated damages on backlog shipped within 180 days of the closing (net of unused reserves from shipped products).

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

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Consolidated

The following table presents selected financial information regarding consolidated results for the three months ended September 30, 2005 and 2004, respectively.

	Three months ended September 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$427.4	100.0%	$385.9	100.0%	$41.5	10.8%
Cost of revenue	298.8	69.9	270.7	70.1	28.1	10.4

Gross profit	128.6	30.1	115.2	29.9	13.4	11.6
Selling, engineering, administrative and general expenses	89.9	21.0	90.0	23.3	(0.1)	—
Impairment of assets	12.0	2.8	—	—	12.0	N.M.

Operating income	26.7	6.3%	25.2	6.6%	1.5	6.0

Interest expense	(23.0)		(20.3)		(2.7)	13.3
Interest income	0.1		0.6		(0.5)	(83.3)
Other income (expense), net	0.5		(0.1)		0.6	N.M.
Provision for income tax	(3.2)		(3.7)		0.5	13.5
Equity earnings of unconsolidated subsidiaries	1.1		0.7		0.4	57.1
Minority owner’s share of consolidated subsidiaries	(0.2)		(0.2)		—	—
Discontinued operations, net of income taxes	(23.8)		0.4		(24.2)	N.M.

Net income	$(21.8)		$2.6		$(24.4)	N.M.

Other items:
Depreciation and amortization	$7.5		$9.5		$(2.0)	(21.1)%
Bookings	421.7		431.1		(9.4)	(2.2)
Backlog	493.9		434.0		59.9	13.8

Revenues. Revenue in our compression and power systems segment increased $33.7 million due to higher sales of natural gas engines and aftermarket parts resulting from a strong gas compression market. We also experienced higher sales of industrial blowers resulting from strong demand in waste water treatment applications. Our flow control segment increased revenue $10.4 million primarily due to higher global demand across our product lines. In addition, we experienced the favorable effect of changes in foreign currency exchange rates of $4.0 million. Revenue decreased in our measurement systems segment by $6.7 million primarily due to lower dispenser and system sales.

Gross Profit. Our flow control segment increased gross profit by $4.9 million due to volume growth in all our product lines, partially offset by higher employee costs and manufacturing costs. The compression and power systems segment gross profit increased $16.3 million primarily due to higher demand for natural gas engines and industrial blowers. In addition, changes in foreign currency exchange rates contributed $1.2 million to gross profit. Gross profit in our measurement systems segment decreased $5.3 million due to lower U.S. volumes and unfavorable product mix in our European business. Our U.S. dispenser business was unfavorably impacted in the third quarter due to lower capital spending by major oil companies as a result of their focus on higher margin areas of their businesses and hurricanes affecting their Gulf of Mexico refining operations. U.S. independent marketers also slowed their equipment expenditures in the third quarter due to the negative impact of high oil prices on their operating costs and cash flow. Gross profit margins remained constant compared to 2004.

Selling, Engineering, Administrative and General Expenses. Our flow control segment expenses remained relatively constant due to higher selling and general expenses associated with increased volumes, which were offset by reduced restructuring expenses in 2005. Our compression and power systems segment decreased $8.6 million primarily due to non-recurring engineering expenses associated with the 2004 acquisition of product technology, partially offset by higher selling expenses associated with volume increases in 2005. Our measurement segment increased $2.8 million primarily due to engineering expenses associated with new product development. The effect of changes in foreign currency exchange rates was negligible in the third quarter of 2005.

Corporate and other expenses increased $18.9 million primarily due to asset impairment charges of $12.0 million as a result of discontinuing our previously announced plans to implement an ERP system after a pilot installation at our U.S. retail fueling operation indicated that the intended benefits of the system would not be realized in a timely manner and the cost to complete the implementation at our other locations would be significantly higher than originally expected. In addition, we incurred $1.0 million in severance expenses associated with the discontinuance of our ERP system and $2.9 million in higher legal, accounting fees and consulting fees.

Interest Expense. Interest expense increased primarily due to higher average interest rates in 2005.

Provision for Income Taxes. Provision for income taxes from continuing operations during the third quarter of 2005 was $0.5 million lower than 2004. The decrease was due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates. Through 2005, we continued to provide a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during 2005 or 2004.

Discontinued Operations. For the three months ended September 30, 2005, loss from our discontinued operations was $23.8 million compared to income of $0.4 million during 2004. Despite higher revenues of $23.4 million, our gross profit from discontinued operations was relatively flat year-over-year primarily due to declining performance in both our instruments and on/off valve businesses. We experienced higher selling, engineering, administrative and general expenses of $4.6 million primarily due to higher selling expenses as compared to 2004. In addition, we recorded $22.7 million of pre-tax impairment charges related to our instruments business during the third quarter of 2005. During the fourth quarter of 2005, we recognized a curtailment gain of $12.6 million due to the recognition of unamortized prior service costs associated with retained other post retirement benefit plans upon completion of the sale of this business. The impairment charges were based on a comparison of the carrying value of these assets to their estimated fair value, less transaction costs.

Bookings and Backlog. Our measurement systems segment decreased bookings $8.5 million due to lower capital spending associated with retail operations by major oil companies and independents. It decreased backlog

$25.5 million due to improved lead time in the completion of open orders in the U.S. and lower demand in Europe. Our flow control segment increased bookings $8.2 million and backlog $42.0 million due to improved market conditions generating stronger demand across all our product lines. The compression and power systems segment increased bookings $15.9 million and backlog $68.4 million due to strong demand for natural gas engines and industrial blowers. Capacity constraints and recently announced price increases in our natural gas engines business contributed to higher customer order activity during the first half of 2005 as customers locked in prices and production slots. Stronger demand in our industrial blowers business is primarily due to the placement of wastewater treatment centers in new urban developments and the refurbishment of existing treatment centers with energy efficient equipment to reduce lifetime operating costs.

Flow Control

As a result of the sale of our on/off valves and instruments businesses in November 2005, the results of these businesses are no longer reflected in our flow control segment. See “Note 2. Discontinued Operations.” The following table presents selected financial information regarding continuing operations results for our flow control segment for the three months ended September 30, 2005 and 2004, respectively.

	Three months ended September 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$158.6	100.0%	$148.2	100.0	$10.4	7.0%
Cost of revenue	103.4	65.2	97.9	66.1	5.5	5.6

Gross profit	55.2	34.8	50.3	33.9	4.9	9.7
Selling, engineering, administrative and general expenses	34.2	21.6	34.7	23.4	(0.5)	(1.4)

Operating income	$21.0	13.2%	$15.6	10.5%	$5.4	34.6%

Other items:
Depreciation and amortization	$1.9		$2.5		$(0.6)	(24.0)%
Bookings	152.8		144.6		8.2	5.7
Backlog	222.2		180.2		42.0	23.3

Revenues. Revenue in our control valves business increased $6.5 million primarily due to stronger demand in North America and Asia. Improved market conditions are a result of increased energy prices and higher spending related to upgrades, maintenance, and environmental and safety projects. During the third quarter, control valves experienced slightly lower revenue from Europe due to the timing of project shipments. Our pressure relief business increased revenues $3.6 million primarily due to continued strong demand in the global market. Our pressure relief business is experiencing high demand in the Asian market due to industrial growth and in the North American market due to recovering demand for energy related products. Our natural gas solutions product line increased revenue by $1.9 million due to price improvements and overall higher sales volumes resulting from a strong natural gas market. The impact of changes in foreign exchanges rates was negligible during the third quarter of 2005.

Gross Profit. Gross profit in our natural gas solutions product line increased $1.3 million due to higher volume. Our pressure relief product line increased $1.4 million primarily due to volume growth which was partially offset by higher costs resulting from growth in international projects which tend to experience lower margins. Our control valves product line increased $2.6 million due to higher volumes and improved variable costs attributed to cost savings initiatives, partially offset by slightly higher manufacturing costs driven by inflationary increases. Gross profit as a percent of revenues was 34.8% in 2005 compared to 33.9% in 2004.

Selling, Engineering, Administrative and General Expenses. We experienced slightly higher selling and general expenses associated with increased volumes which were offset by reduced restructuring expenses in 2005. Our 2005 expenses were higher by $1.8 million due to a gain recognized on the sale of property during 2004.

Bookings and Backlog. Bookings increased $8.2 million and backlog increased $42.0 million compared to 2004. Bookings and backlog in our control valves product line were positively impacted by the improved market conditions discussed above. Our natural gas solutions and pressure relief product lines increased bookings and backlog due to strong demand primarily in North America.

Measurement Systems

The following table presents selected financial information regarding results for our measurement systems segment for the three months ended September 30, 2005 and 2004, respectively.

	Three months ended September 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$159.8	100.0%	$162.5	100.0%	$(2.7)	(1.7)%
Cost of revenue	117.0	73.2	115.6	71.1	1.4	1.2

Gross profit	42.8	26.8	46.9	28.9	(4.1)	(8.7)
Selling, engineering, administrative and general expenses	24.3	15.2	21.5	13.2	2.8	13.0

Operating income	$18.5	11.6%	$25.4	15.6%	$(6.9)	(27.2)%

Other items:
Depreciation and amortization	$2.3		$3.0		$(0.7)	(23.3)%
Bookings	154.9		163.4		(8.5)	(5.2)
Backlog	105.5		131.0		(25.5)	(19.5)

Revenues. Revenue decreased $6.7 million primarily due to lower U.S. dispenser and software/point-of-sale business. Our U.S. dispenser business was unfavorably impacted in the third quarter of 2005 due to lower capital spending by major oil companies and independent fuel marketers as a result of their focus on higher margin areas of their businesses, hurricanes affecting their Gulf of Mexico refining operations and reduced cash flow due to the resulting high wholesale fuel prices. We expect dispenser sales to recover in the future as customers move to replace and upgrade the oldest portion of their installed base to reduce contract maintenance costs and add new technology features. In 2004 and the first half of 2005, our software/point-of-sale business benefited from the planned, staggered installations of equipment by two large customers. These installations were completed by mid-2005, reducing third quarter revenues from this portion of the business. Changes in foreign currency exchange rates favorably impacted revenues by $4.0 million.

Gross Profit. Gross profit decreased $6.1 million primarily due to lower volume in the U.S. attributed to the factors described above and in the U.K. due to the loss of certain service contracts. Partially offsetting the decrease were favorable changes in foreign currency exchange rates which contributed $1.2 million to gross profit. As a percentage of revenues, gross profit decreased to 26.8% in 2005 compared to 28.9 % in 2004. The decline in margin was primarily due to a larger proportion of measurement systems revenue coming from the acquisition of the distribution business of Nuovo Pignone, which consistently generates lower margins than the rest of our measurement systems segment. We have recently implemented various cost reduction strategies across the measurement systems segment to improve margin.

Selling, Engineering, Administrative and General Expenses. Selling, engineering, administrative and general expenses increased primarily due to engineering expenses associated with new product development. The impact of changes in foreign currency exchange rates was negligible during the third quarter of 2005.

Bookings and Backlog. Bookings decreased $8.5 million primarily due to lower capital spending associated with retail operations by major oil companies and independents for reasons discussed above. Backlog decreased $25.5 million due to improved lead time in the completion of open orders in the U.S. and lower demand resulting from the factors discussed above.

Compression and Power Systems

The following table presents selected financial information regarding results for our compression and power systems segment for the three months ended September 30, 2005 and 2004, respectively.

	Three months ended September 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$109.5	100.0%	$75.8	100.0%	$33.7	44.5%
Cost of revenue	75.2	68.7	57.8	76.3	17.4	30.1

Gross profit	34.3	31.3	18.0	23.7	16.3	90.6
Selling, engineering, administrative and general expenses	14.4	13.2	23.0	30.3	(8.6)	(37.4)

Operating income	$19.9	18.1%	$(5.0)	(6.6)%	$24.9	N.M

Other items:
Depreciation and amortization	$1.8		$3.3		$(1.5)	(45.5)%
Bookings	113.9		98.0		15.9	16.2
Backlog	166.2		97.8		68.4	69.9

Revenues. Revenue increased $14.6 million due to higher sales of natural gas engines as a result of a strong gas compression market resulting from higher energy prices. More of our customers have placed engine capacity in service as energy prices increased during 2005. We also experienced higher service parts sales of $7.7 million as compared to 2004. Our industrial blowers business increased revenue by $9.3 million primarily due to demand in the waste water treatment and primary metals market as well as stronger demand in our domestic blowers market.

Gross Profit. Gross profit related to our natural gas engines business increased $10.6 million primarily due to higher sales and favorable product mix, partially offset by higher warranty costs and metal surcharge increases during 2005. Our industrial blowers business increased $3.9 million primarily due to higher demand in 2005. As a percentage of revenues, gross profit increased to 31.3% in 2005 compared to 23.7% in 2004.

Selling, Engineering, Administrative and General Expenses. Expenses decreased primarily due to non-recurring engineering expenses in 2004 which included a $12.3 million acquisition of product technology. Partially offsetting the decrease was an increase in selling expenses of $2.4 million associated with higher sales volume.

Bookings and Backlog. Bookings increased $15.9 million and backlog increased $68.4 million due to higher demand for natural gas engines and industrial blowers. Capacity constraints and recently announced price increases in our natural gas engines business contributed to higher customer order activity during the first half of 2005 as customers locked in prices and production slots. Stronger demand in our industrial blowers business is primarily due to the placement of wastewater treatment centers in new urban developments and the refurbishment of existing treatment centers with energy efficient equipment to reduce lifetime operating costs.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Consolidated

The following table presents selected financial information regarding consolidated results for the nine months ended September 30, 2005 and 2004, respectively.

	Nine months ended September 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$1,245.3	100.0%	$1,057.1	100.0%	$188.2	17.8%
Cost of revenue	871.1	69.9	738.7	69.9	132.4	17.9

Gross profit	374.2	30.1	318.4	30.1	55.8	17.5
Selling, engineering, administrative and general expenses	287.0	23.1	240.9	22.8	46.1	19.1
Impairment of assets	14.9	1.2	—	—	14.9	N.M.

Operating income	72.3	5.8%	77.5	7.3%	(5.2)	(6.7)
Interest expense	(67.1)		(69.4)		2.3	3.3
Interest income	0.9		1.5		(0.6)	(40.0)
Other income (expense), net	(1.0)		(0.8)		(0.2)	25.0
Provision for income tax	(7.5)		(5.5)		(2.0)	36.4
Equity earnings of unconsolidated affiliates	3.1		1.8		1.3	72.2
Minority owner’s share of consolidated subsidiaries	(0.6)		(0.3)		(0.3)	100.0
Discontinued operations, net of income taxes	(29.7)		0.9		(30.6)	N.M.

Net income	$(29.6)		$5.7		$(35.3)	N.M. %

Other items:
Depreciation and amortization	$26.4		$26.0		$0.4	1.5%
Bookings	1,312.1		1,136.3		175.8	15.5
Backlog	493.9		434.0		59.9	13.8

Revenues. Revenue in our measurement systems segment increased $66.4 million primarily due to the acquisition of Nuovo Pignone distribution business in June 2004 and higher volumes associated with dispenser sales. Revenue in our compression and power systems segment increased $67.4 million due to higher sales of natural gas engines and aftermarket parts resulting from a strong gas compression market as well as higher sales of industrial blowers resulting from strong demand in waste water treatment applications. Our flow control segment increased revenue $33.7 million primarily due to higher global demand across our product lines. In addition, we experienced the favorable effect of changes in foreign currency exchange rates of $21.0 million.

Gross Profit. Our measurement systems segment increased gross profit $11.0 million primarily due to the acquisition of the Nuovo Pignone distribution business. Our flow control segment increased $12.7 million due to volume growth in all our product lines, partially offset by higher employee and manufacturing costs. The compression and power systems segment increased $29.7 million primarily due to higher sales and favorable mix of natural gas engines and increased demand for industrial blowers. In addition, changes in foreign currency exchange rates contributed $6.1 million to gross profit. Gross profit margins remained constant compared to 2004.

Selling, Engineering, Administrative and General Expenses. Expenses in our measurement systems segment increased $19.0 million primarily due to the acquisition of the Nuovo Pignone distribution business and higher expenses associated with an information systems implementation. Expenses in our flow control segment were relatively unchanged compared to 2004. Our compression and power systems segment decreased $5.6 million primarily due to non-recurring engineering expenses in 2004 which included a $12.3 million acquisition of product technology, partially offset by an increase in selling expenses associated with higher sales volume in 2005. In addition, the unfavorable effect of changes in foreign currency exchange rates contributed $2.7 million to expenses.

Corporate and other expenses increased $44.8 million partially due to $12.0 million in asset impairment charges as a result of discontinuing our previously announced plans to implement an ERP system after a pilot installation at our U.S. retail fueling operation indicated that the intended benefits of the system would not be realized in a timely manner and the cost to complete the implementation at our other locations would be significantly higher than originally expected. We also wrote-off $2.9 million of capitalized expenses associated with our previously announced initial public offering as these costs are no longer expected to provide value in any future initial public offering. Also contributing to the increase in corporate expenses were higher legal, accounting and consulting fees of $9.7 million associated with our export controls investigation and the restatement of our prior period financial statements, $3.0 million of severance expenses associated with the departure of the President of our Flow Service division during the second quarter of 2005 and $6.5 million of deferred compensation costs due to the increase in value of our underlying stock. In addition, we recorded a credit of $3.0 million in 2004 to recognize the effect of the retiree prescription drug benefit covered by Medicare under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Interest Expense. Interest expense in 2005 decreased due to $11.5 million associated with the write-off of deferred financing fees during 2004, partially offset by higher average interest rates in 2005.

Provision for Income Taxes. Provision for income taxes from continuing operations during the first nine months of 2005 was $2.0 million higher than 2004. The increase was due to changes in the distribution of pretax income across geographical jurisdictions with different tax rates. Through 2005, we continued to provide a full valuation allowance against our U.S. deferred tax assets and therefore, we have not provided any tax expense or benefit related to our U.S. operations during 2005 or 2004.

Discontinued Operations. For the nine months ended September 30, 2005, the loss from our discontinued operations was $29.7 million compared to income of $0.9 million during 2004. Despite higher revenues of $14.6 million, our gross profit from discontinued operations was relatively flat year-over-year primarily due to declining performance in both our instruments and on/off value business. We experienced higher selling, engineering, administrative and general expenses of $13.5 million primarily due to severance costs associated with a reduction in workforce and higher selling expenses as compared to 2004. In addition, we recorded $22.7 million of pre-tax impairment charges related to our instruments business during the third quarter of 2005. During the fourth quarter of 2005, we recognized a curtailment gain of $12.6 million due to the recognition of unamortized prior service costs associated with retained other post retirement benefit plans upon completion of the sale of this business. The impairment charges were based on a comparison of the carrying value of these assets to their estimated fair value, less transaction costs.

Bookings and Backlog. Our measurement systems segment increased bookings $59.0 million due to the acquisition of the Nuovo Pignone distribution business and higher U.S. dispenser sales. It decreased backlog $25.5 million due to improved lead time in the completion of open orders in the U.S. and lower demand in Europe. Our flow control segment increased bookings $35.7 million and backlog $42.0 million due to improved market conditions generating stronger demand across all our product lines. The compression and power systems segment increased bookings $106.1 million and backlog $68.4 million due to strong demand for natural gas engines and industrial blowers. Capacity constraints and recently announced price increases in our natural gas engines business contributed to higher customer order activity during the first half of 2005 as customers locked in prices and production slots. Stronger demand in our industrial blowers business is primarily due to the placement of wastewater treatment centers in new urban developments and the refurbishment of existing treatment centers with energy efficient equipment to reduce lifetime operating costs.

Flow Control

As a result of the sale of our on/off valves and instruments businesses in November 2005, the results of these businesses are no longer reflected in our flow control segment. See “Note 2. Discontinued Operations.” The following table presents selected financial information regarding results for our flow control segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine months ended September 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$477.2	100.0%	$435.0	100.0%	$42.2	9.7%
Cost of revenue	314.8	66.0	288.0	66.2	26.8	9.3

Gross profit	162.4	34.0	147.0	33.8	15.4	10.5
Selling, engineering, administrative and general expenses	106.9	22.4	105.5	24.3	1.4	1.3

Operating income	$55.5	11.6%	$41.5	9.5%	$14.0	33.7%

Other items:
Depreciation and amortization	$5.7		$7.6		$(1.9)	(25.0)%
Bookings	481.2		445.5		35.7	8.0
Backlog	222.2		180.2		42.0	23.3

Revenues. Revenue in our control valves business increased $17.0 million due to stronger demand in North America, Europe and Asia. Improved market conditions are a result of increased energy prices and higher spending related to upgrades, maintenance, and environmental and safety projects. Our pressure relief business increased $14.8 million due to continued strong demand in the global market, which resulted in increased booking. Our pressure relief business is experiencing high demand in the Asian market due to industrial growth and in the North American market due to recovering demand for energy related products. Price improvements and overall higher sales volumes due to a strong natural gas market resulted in increased revenue for our natural gas solutions product line of $7.2 million. In addition, favorable changes in foreign currency exchange rates contributed $8.5 million to the increase in revenues.

Gross Profit. Gross profit in our natural gas solutions product line increased $5.3 million primarily as a result of higher volume and lower variable costs attributed to cost savings initiatives related to in-sourcing procurement. Gross profit in our control valves product line increased $5.0 million due to higher volumes. Our pressure relief product line increased $4.1 million primarily due to volume growth which was partially offset by higher costs resulting from growth in international projects which tend to experience lower margins. In addition, changes in foreign currency exchange rates increased gross profit by $2.7 million. Gross profit margins remained constant compared to 2004.

Selling, Engineering, Administrative and General Expenses. We experienced higher selling expenses of $2.3 million primarily due to commissions associated with higher sales volumes. Our engineering and general expenses increased $1.9 million due to higher employee compensation and related costs. Our 2005 expenses were higher by $1.8 million due to a gain recognized on the sale of property during 2004. In addition, changes in foreign currency exchange rates increased expenses by $1.3 million. Partially offsetting these increases to expense were lower restructuring charges in 2005 of $3.3 million.

Bookings and Backlog. Bookings increased $35.7 million and backlog increased $42.0 million compared to 2004. Bookings and backlog in our control valves product line were positively impacted by the improved market conditions discussed above. Our natural gas solutions and pressure relief product lines increased bookings and backlog due to strong demand primarily in North America.

Measurement Systems

The following table presents selected financial information regarding results for our measurement systems segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine months ended September 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)

Revenue	$470.4	100.0%	$391.5	100.0%	$78.9	20.2%
Cost of revenue	343.9	73.1	279.4	71.4	64.5	23.1

Gross profit	126.5	26.9	112.1	28.6	14.4	12.8
Selling, engineering, administrative and general expenses	76.4	16.2	56.0	14.3	20.4	36.4

Operating income	$50.1	10.7%	$56.1	14.3%	$(6.0)	(10.7)%

Other items:
Depreciation and amortization	$8.2		$6.0		$2.2	36.7%
Bookings	463.4		404.4		59.0	14.6
Backlog	105.5		131.0		(25.5)	(19.5)

Revenues. The increase in revenue was primarily due to the June 2004 acquisition of the distribution business of Nuovo Pignone which contributed $68.6 million in 2005. We also experienced higher U.S. dispenser sales of $4.2 million as a result of stronger sales by third-party distributors compared to 2004. Our U.S. dispenser business was unfavorably impacted in the third quarter due to lower capital spending by major oil companies as a result of their focus on higher margin areas of their businesses and hurricanes affecting their Gulf of Mexico refining operations. We expect dispenser sales to recover in the future as customers move to replace and upgrade the oldest portion of their installed base to reduce contract maintenance costs and add new technology features. Partially offsetting the increase in revenue were lower sales in our European markets of $9.7 million, primarily attributable to the loss of low-margin service contracts. Our software/point-of-sale business was favorably impacted by the completion of planned, staggered implementations during the latter part of 2004 and early 2005, which were completed by mid-2005. Changes in foreign currency exchange rates favorably impacted revenues by $12.5 million.

Gross Profit. Gross profit increased due to the acquisition of the distribution business of Nuovo Pignone which contributed $13.6 million of additional gross profit during 2005. Changes in foreign currency exchange rates favorably impacted gross profit by $3.4 million. As a percentage of revenues, gross profit decreased to 26.9% in 2005 compared to 28.6% in 2004. The decline in margin was primarily due to a larger proportion of measurement systems revenue coming from the acquired Nuovo Pignone distribution business, which consistently generates lower margins than the rest of our measurement systems segment. We have recently implemented various cost reduction strategies across the measurement systems segment to improve margin.

Selling, Engineering, Administrative and General Expenses. The acquisition of the distribution business of Nuovo Pignone contributed $12.6 million of additional expenses in 2005. We also incurred $2.8 million in expenses in 2005 related to an information systems implementation. Changes in foreign currency unfavorably impacted expenses by $1.4 million.

Bookings and Backlog. Bookings increased $59.0 million primarily due to the acquisition of the distribution business of Nuovo Pignone and higher U.S. dispenser sales. Backlog decreased $25.5 million due to improved lead time in the completion of open orders in the U.S. and lower demand resulting from the factors discussed above.

Compression and Power Systems

The following table presents selected financial information regarding results for our compression and power systems segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine months ended September 30,
	2005	% of Revenue	2004 (Restated)	% of Revenue	$ Change	% Change
	(in millions, except percentages)
Revenue	$299.5	100.0%	$232.1	100.0%	$67.4	29.0%
Cost of revenue	210.4	70.3	172.7	74.4	37.7	21.8

Gross profit	89.1	29.7	59.4	25.6	29.7	50.0
Selling, engineering, administrative and general expenses	42.8	14.3	48.4	20.9	(5.6)	(11.6)

Operating (loss) income	$46.3	15.4%	$11.0	4.7%	$35.3	N.M.

Other items:
Depreciation and amortization	$5.5		$10.2		$(4.7)	(46.1)%
Bookings	367.5		261.4		106.1	40.6
Backlog	166.2		97.8		68.4	69.9

Revenues. Revenues increased $32.5 million due to higher sales of natural gas engines as a result of a strong gas compression market due to higher energy prices. More of our customers are placing engine capacity in service as energy prices have continued to increase throughout 2005. We also experienced higher service parts sales of $14.3 million as compared to 2004. Our industrial blowers business increased revenue by $15.1 million primarily due to strong demand in the waste water treatment market.

Gross Profit. Gross profit related to our natural gas engines business increased $17.4 million primarily due to higher sales and favorable product mix, partially offset by higher warranty reserves and metal surcharge increases during 2005. Our industrial blowers business increased $9.6 million primarily due to higher demand in 2005 and impairment charges taken in 2004 related to our Houston facility. As a percentage of revenues, gross profit increased to 29.6% in 2005 compared to 25.6% in 2004.

Selling, Engineering, Administrative and General Expenses. Selling expenses increased $6.4 million due to higher sales volume of natural gas engines and industrial blowers. Administrative expenses benefited $1.1 million in 2005 primarily due to non-recurring executive retirements and other severance-related expenses incurred in 2004. Engineering expenses were lower compared to 2004 which included a non-recurring $12.3 million acquisition of product technology. In addition, in 2005 we reversed $1.2 million of restructuring expenses recorded in 2003 because we determined we could not establish an appropriate outsourcing partner for the manufacture of certain of our blowers.

Bookings and Backlog. Bookings increased $106.1 million and backlog increased $68.4 million due to higher demand for natural gas engines and industrial blowers. Capacity constraints and recently announced price increases in our natural gas engines business contributed to higher customer order activity during the first half of 2005 as customers locked in prices and production slots. Stronger demand in our industrial blowers business is primarily due to the placement of wastewater treatment centers in new urban developments and the refurbishment of existing treatment centers with energy efficient equipment to reduce lifetime operating costs.

Liquidity and Capital Resources

Our primary source of cash is from operations. The primary cash uses are to fund principal and interest payments on our debt, working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and, if necessary, borrowings under the revolving credit portion of our senior secured credit facility.

Cash and cash equivalents were $82.1 million and $95.2 million as of September 30, 2005 and 2004, respectively. A significant portion of our cash and cash equivalents is utilized in our international operations and may not be immediately available to service debt in the United States. In addition, due to our geographic diversity, our cash requirements tend to be higher than the requirements for similar, but less geographically diverse, companies.

Net cash flows provided by continuing operating activities were $11.5 million for the nine months ended September 30, 2005, compared to $10.9 million for the same period in 2004. The year-over-year change in cash from continuing operations of $0.6 million resulted primarily from a smaller 2005 increase in working capital of $30.8 million and $14.9 million in non-cash impairment charges in 2005, offset by a decrease in our net income of $35.3 million and the non-cash acceleration of deferred financing fees associated with debt in 2004 of $11.5 million. Changes in working capital were the result of a decrease in accounts receivable primarily due to improved collections and an increase in other accrued expenses partially offset by an increase in accounts payable resulting from higher production levels.

We had no cash flows from operating activities for discontinued operations for the nine months ended September 30, 2005 compared to net cash flows provided by discontinued operations of $18.8 million for the same period in 2004. The year-over-year change resulted primarily from an increase in inventory of $33.8 due to higher bookings and backlog within our discontinued businesses, partially offset by a 2005 asset impairment of $22.7 million within our instruments business.

Net cash flows used in investing activities were $27.8 million for the nine months ended September 30, 2005, primarily resulting from capital expenditures from our continuing operations of $15.5 million. In 2004, cash used in investing activities was $207.9 million primarily due to the acquisition of the Nuovo Pignone distribution business in June 2004 for $174.0 million and capital expenditures of $25.2 million. Our discontinued operations had capital expenditures of $8.6 million and $11.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Net cash flows provided by financing activities were $12.9 million for the nine months ended September 30, 2005, primarily resulting from changes in our short-term debt. The year-over-year change of $117.0 million resulted from the $175 million add-on to our Tranche C term loan in June 2004 and was partially offset by $45 million in prepayments of our Tranche C term loan.

(in millions)
Total long-term debt, including current maturities outstanding at September 30, 2005:
Tranche C term loan	$380.0
Senior unsecured term loan	125.0
9 3/8% senior subordinated notes	550.0
Other debt	6.3

Total long-term debt, including current maturities	$1,061.3

In September 2005, we committed to use net cash proceeds from the sale of substantially all of our on/off valves business and instruments business to repay a portion of our Tranche C term loan. In November 2005, we received net cash proceeds of $190.3 million from our on/off valves business, excluding the portion attributed to Brazil, and $24.7 million from our instruments business. As a result, we have reclassified $215 million of our Tranche C term loan from long-term debt to current maturities of long-term debt in our balance sheet at September 30, 2005. In December 2005, we repaid $215 million of our Tranche C term loan using these net cash proceeds. Also in December 2005, we made a subsequent optional prepayment of $20 million on our Tranche C term loan. Net cash proceeds from the January 2006 sale of the Brazilian portion of our on/off valve business are being used to repay short-term debt in Brazil.

Throughout 2005, we entered into several amendments and waivers to our credit agreement that, among other things, amended certain financial covenants under our senior secured credit facility and extended to February 15, 2006, our deadline for providing our senior lenders with audited financial statements for the year ended December 31, 2004, and restated audited financial statements, to the extent that financial statements for earlier years were required to be restated in connection with the preparation of the 2004 financial statements. The amendments also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

In addition, we entered into several consents and waivers to our senior unsecured term loan agreement and extended to February 15, 2006, the deadline for providing these lenders with audited financial statements for the year ended December 31, 2004 and extended to February 15, 2006, our deadline for providing these lenders with unaudited financial statements for the first, second and third fiscal quarters of 2005. The consents also waived any default or event of default relating in any respect to the re-audit, revision or restatement of any financial statement delivered to the lenders under the credit agreement prior to February 15, 2006, including any default or event of default relating in any respect to any errors contained in such financial statements.

Prior to the filing of this Form 10-Q with the SEC, we had not been timely in furnishing certain annual and quarterly financial information required to be contained in our 2004 Form 10-K and our 2005 First, Second and Third Quarter Reports on Form 10-Q as required by Section 4.03(a) of the indenture governing our senior subordinated notes. In addition, because of the restatement of prior period financial information described in our 2004 Form 10-K, certain of our prior SEC filings may be deemed not to have complied with Section 4.03(a). On December 6, 2005, we commenced a solicitation of consents from holders of these notes and on December 19, 2005, executed a supplemental indenture extending the financial statement delivery requirement to February 15, 2006, and waiving past defaults. With the filing of this Form 10-Q, and the subsequent filing of a Current Report on Form 8-K to report certain pro forma financial information associated with the sale of our on/off valve business, we expect to satisfy the applicable requirements of Section 4.03(a) of the indenture on or prior to February 15, 2006.

We have a $100.0 million revolving credit facility, of which $35.4 million was available subject to certain conditions and $64.6 million was utilized for letters of credit as of September 30, 2005.

We believe cash flow from operating activities combined with availability under our senior secured credit facility will be sufficient to enable us to meet our cash flow needs for the next twelve months.

Our long-term ability to make payments on and to refinance our indebtedness, including our existing credit facility, our senior unsecured term loan and our senior subordinated notes, to achieve specified financial ratios required under our credit agreement, and to fund future acquisitions, planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This cash generation ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations and available cash will allow us to achieve our required financial ratios, and together with available borrowings under the revolving credit portion of our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. The revolving portion of our senior secured credit facility expires in April 2007 and we plan to refinance this portion prior to expiration. There can be no assurance that we will be successful in our efforts to refinance this portion of the senior secured credit facility. We also cannot be assured, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the revolving credit portion of our credit facility in an amount sufficient to enable us to achieve our financial ratios or to pay or refinance our indebtedness, including our existing credit facility, our senior unsecured term loan or our senior subordinated notes, or to fund our acquisition strategy or meet our other liquidity needs. If we are unable to achieve the financial ratios specified in our credit facility, we could be required to seek approval from our senior lenders to modify these ratios. In the past, we have had to seek approval for the modification of these financial ratios. In addition, if we consummate an acquisition, our debt service requirements could increase, which could adversely impact our future earnings. We may need to refinance all or a portion of our indebtedness, including our credit facility or senior subordinated notes on or before maturity.

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

Inventory Costing. In November 2004, the FASB issued SFAS 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for idle facility expense, freight, handling costs and wasted material to require these items to be expensed as current period charges, regardless of whether they meet the criterion of “abnormal” previously defined in Accounting Research Bulletin (“ARB”) 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We will adopt the provisions of this standard on January 1, 2006, and have not yet determined the impact this pronouncement will have on our financial statements.

Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS no. 123(R), “Share Based Payments,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 107, “Share Based Payments,” which expresses views of the Staff about the application of SFAS No. 123(R). SFAS No. 123(R) is effective for annual reporting periods beginning on or after June 15, 2005. We adopted the fair value method of accounting for stock options under SFAS No. 123 on January 1, 2004, based on the modified prospective method as provided by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” We will apply the provisions of SFAS No. 123(R) on a prospective basis, and therefore do not expect the adoption of SFAS No. 123(R) to have a material impact on our financial statements. Further, we do not anticipate any significant changes in our compensation strategy as a result of our adoption of SFAS No. 123(R).

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligation are uncertain. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined and disclose information regarding unrecognized conditional asset retirement obligations. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.

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

Certain Risk Factors

Set forth below are important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by our management. As a result of the sale of our on/off valves and instruments businesses and their classification as discontinued operations in our financial statements, all financial information presented in these risk factors excludes the effect of our on/off valves and instruments businesses.

We have a history of net losses and we may not become profitable or sustain profitability in the future.

Since 2001, we have had a history of net losses. During the fiscal years 2004, 2003 and 2002, we reported significant net losses. For the nine months ended September 30, 2005, we reported net income from continuing operations of $0.1 million and at September 30, 2005, we had an accumulated stockholders’ deficit of $394.9 million. We cannot assure you that we will achieve profitability in the future. If we continue to incur net losses, our business, results of operations and financial condition could be materially and adversely affected.

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

For the nine months ended September 30, 2005, our largest customer represented approximately 2.8% of our total revenues, and our top ten customers collectively represented approximately 18.5% of our total revenues. The loss of any of these customers, or class of customers, or decreases in these customers’ capital expenditures, could decrease our cash flow, market share and profits. As a result of industry consolidation, especially among natural gas compression and major oil companies, our largest customers have become larger and, as a result, account for a greater percentage of our sales. We could also lose a large customer as a result of a merger or consolidation. Major oil companies and national oil companies have moved toward creating alliances and preferred supplier relationships with suppliers. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. Typically, a customer can terminate these arrangements at any time. The loss of a customer, or the award of a contract to a competitor, could significantly reduce our cash flow, market share and profits.

The recently completed sale of our on/off valve business could impact our ability to maintain relationships with our current customers or attract new customers because our on/off valve product line gave us the ability to provide a comprehensive suite of valve products to our customers.

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

Management and our independent registered public accounting firm have identified material weaknesses regarding elements of our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Overall six material weaknesses were identified and are described in detail in “Item 4. Controls and Procedures.” We have taken and continue to take steps to correct these material weaknesses. The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our interim financial statements is subject to continued management review supported by confirmation and testing by our internal auditors, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. Beginning with the year ending December 31, 2007, under our current filing status, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on our management’s assessment of and operating effectiveness of internal controls. Should we issue public equity prior to July 1, 2006 and otherwise satisfy the definition of “accelerated filer” under applicable SEC rules, we will be required to be in compliance with Section 404 by December 31, 2006. We have substantial efforts ahead of us to complete documentation of our internal control system and financial processes, design and assessment of our information systems, remediation of control deficiencies identified in these efforts and management testing of the design and operation of our internal controls. In addition, one of our material weaknesses relates to our internal control over our financial organization, including inadequate accounting polices, procedures, training, experience, communication and oversight. As a result, we are not able to conclude that our internal controls over financial accounting and reporting are effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

In response to the foregoing, we have undertaken and are continuing to implement a comprehensive remedial program that is designed to prevent further unlawful transactions by our foreign subsidiaries and branches, and unlawful facilitations by U.S. persons of otherwise legal transactions by our foreign subsidiaries, involving sanctioned countries. While our foreign subsidiaries may lawfully conduct business with sanctioned countries (other than Cuba), pursuant to a recently adopted company-wide policy they will no longer be permitted to accept new business (other than such business as they are contractually obligated to undertake in compliance with U.S. laws) intended to or for Iran or Sudan. We have also adopted a requirement that the U.S. export/import compliance and/or legal department conduct a review of all proposed transactions by our foreign subsidiaries relating to sanctioned countries to determine whether such sales are consistent with the new policy and in compliance with applicable U.S. laws. In addition, we have issued further guidance and provided additional training to our employees concerning the application of U.S. foreign trade controls, and we have reorganized our management team that oversees compliance with these controls. Primary responsibility for overseeing such compliance resides with a newly created corporate officer position titled Executive Vice President, Ethics and Compliance, which reports directly to the Chief Executive Officer and the Audit Committee. We have also established the position of Corporate Export/Import Compliance Director, reporting directly to the new Executive Vice President. At each business unit, there are separate compliance and export/import compliance functions, which have dual reporting relationships to the business unit management and the corporate compliance organization. We have also taken appropriate disciplinary action against personnel who failed to meet their obligations under company-wide policy or otherwise engaged in wrongful conduct.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with conducting business internationally. Our sales outside the United States for the nine months ended September 30, 2005 accounted for 62.0% of our total continuing operations sales for that period. Since 2001, our sales outside the United States as a percentage of our total sales have increased, and we expect this percentage to continue to increase in the foreseeable future. Accordingly, significant negative events affecting the markets where we operate, or other international markets, could jeopardize or limit our ability to transact business in the manner we expect, which could adversely affect our business, revenues and operating results. Some of these factors include:

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

In addition to currency translation risks, we incur currency transaction risks whenever we or one of our subsidiaries enter into a purchase or sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We have in the past experienced, and expect to continue to experience, economic losses and gains and negative and positive impacts on earnings as a result of foreign currency exchange rate fluctuations, particularly as a result of changes in the value of the Euro. We expect that the percentage of our revenues denominated in non-U.S. dollar currencies will continue to increase in future periods.

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

As of September 30, 2005, we had approximately 9,100 employees of which approximately 2,600 were located within our recently divested on/off and instruments divisions. Approximately 31% of our workforce in the United States is represented by labor unions. Of our eight material collective bargaining agreements, one will expire in 2006, five will expire in 2008, one will expire in 2009 and one will expire in 2011. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements. The renegotiation of our existing collective bargaining agreements could result in significant increases in our labor costs. In addition, a breakdown in such negotiations could result in the disruption of our operations, which could have a material adverse effect on our business, financial condition and results of operations. For example, in May 2003, our labor agreement with the International Association of Machinists & Aerospace Workers, AFL-CIO District 10 at our Waukesha, Wisconsin manufacturing plant expired and we failed to reach agreement on a new labor contract at that time. The bargaining unit voted in favor of a strike on May 2, 2003. On July 23, 2003, we announced the signing of a new three-year labor agreement, and our union shop employees resumed work on July 28, 2003. The strike adversely affected our operating results for 2003.

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

Steel and steel related products, for example, account for a significant portion of our raw materials. We have recently experienced significant price increases and may experience short-term supply disruptions in our supply of steel and steel-related products in the future. Fluctuations in steel prices may result from relatively minimal changes in the supply of and demand for steel, market uncertainties and other factors beyond our control.

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

As of September 30, 2005, private equity funds managed by First Reserve and Odyssey, through DEG Acquisitions, LLC, indirectly owned approximately 88% of our common stock. The funds therefore have the power to control the election of our directors, and their interests may not be aligned with our other investors’ interests. The directors elected by First Reserve and Odyssey will have authority, subject to the terms of our debt agreements, to issue additional shares of common stock, implement repurchase programs and make other decisions about our common stock.

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

As of September 30, 2005, we had $1,061.3 million of outstanding long-term indebtedness, including the current portion, $26.9 million of short-term notes and a shareholders’ deficit of $394.9 million. This level of indebtedness could have important consequences, including the following:

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

While we are not prohibited from incurring additional debt, our senior secured credit facility, our senior unsecured term loan facility and the indenture governing our senior subordinated notes limit, through financial coverage ratios and other covenants, our ability to incur debt or contingent obligations. In addition, these financing agreements limit our ability, among other things, to:

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our common stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

In addition, our senior secured credit facility requires us to maintain certain financial ratios. We may not be able to maintain these ratios although we have in the past sought and obtained a number of amendments to our credit facility to allow us greater flexibility to maintain these ratios. Covenants in our senior secured credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities, which may restrict our ability to pursue our business strategies.

Despite our substantial indebtedness, we may still incur significantly more debt. This could intensify the risks described above.

The terms of our senior secured credit facility, our senior unsecured term loan facility and the indenture governing our senior subordinated notes do not prohibit us from incurring additional indebtedness, including debt incurred for the purpose of making acquisitions. If we elect to incur additional debt, which could be significant in amount, the credit, solvency and other risks described herein could intensify.

All borrowings under the senior secured credit facility and senior unsecured term loan facility are senior in right of payment to the senior subordinated notes. As of September 30, 2005, the company had $35.4 million available for additional borrowing under the revolving portion of its senior secured credit facility, subject to certain conditions. The revolving credit portion of the senior secured credit facility expires in April 2007 and we plan to refinance this portion prior to expiration. There can be no assurance that we will be successful in our efforts to refinance this portion of the senior secured credit facility.

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

We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the senior secured credit facility in an amount sufficient to enable us to pay or refinance our indebtedness or to fund our other liquidity needs. Future borrowings under our credit facility are conditioned on our continuing compliance with our financial covenants. If we consummate an acquisition, our debt service requirements could increase. We may need or elect to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

To service our indebtedness, we rely on cash generated by our foreign and non-wholly-owned subsidiaries.

The guarantors of our senior secured credit facility include our wholly-owned domestic subsidiaries. However, our financial statements include both our wholly owned and non-wholly owned domestic subsidiaries and our foreign subsidiaries. The aggregate revenues for the nine months ended September 30, 2005, of our subsidiaries that are not guarantors were $544.6 million. As of September 30, 2005, subsidiaries that are not guarantors held 59% of our total assets and 57% of our cash and cash equivalents. Each of the subsidiary guarantors would be released from its guarantee if we transfer 5% or more of its voting stock to a third party so that it is no longer “wholly owned” as defined in the governing agreement. The agreement does not restrict our ability to do so.

Since a substantial portion of our operations are conducted by foreign and non-wholly-owned subsidiaries, our cash flows and our ability to service debt, including our ability to pay the interest on and principal of our indebtedness when due, are dependent to a significant extent on interest payments, repayment of intercompany loan principal, cash dividends and distributions and other transfers of cash from our foreign and non-wholly owned subsidiaries. In addition, any payment of interest, dividends, distributions, loans or advances by our foreign and non-wholly owned subsidiaries to us, could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which our foreign subsidiaries operate. The repayment of principal amounts of intercompany loans to foreign subsidiaries are not currently subject to taxation. Moreover, payments to us by the foreign and non-wholly owned subsidiaries may be dependent upon these subsidiaries’ earnings.

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

We have substantial net operating losses (NOLs), which may not be available to us if an initial public offering causes us to experience an ownership change or if we experience an ownership change in the future.

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

Additionally, we expect that upon completion of any initial public offering of our common stock, we may find it more difficult or more expensive for us to obtain director and officer liability insurance. We may be forced to accept reduced policy limits or coverage, or to incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors or as executive officers.

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

We are exposed to foreign currency fluctuation as a result of our international sales, production and investment and borrowing activities. Our foreign currency risk management objective is to reduce the variability in the amount of expected future cash flows from sales and purchases that are the result of changes in exchange rates relative to the business unit’s functional currency. We use forward exchange contracts to hedge certain firm commitments and the related receivables and payables. Generally, all firmly committed and anticipated transactions that are hedged are to be recognized within twelve months.

Our financial performance is also exposed to movements in short-term floating market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows, and to reduce overall borrowing costs.

	September 30, 2005								December 31, 2004
	Carrying Amount							Fair Value	Carrying Amount	Fair Value
	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Related forward contracts to sell USD
Japanese Yen
Contract Amount	$0.8	$—	$—	$—	$—	$—	$0.8	$—	$0.4	$—
Avg. Contract Rate	106.6903
Euro
Contract Amount	$42.3	$36.1	$—	$—	$—	$—	$78.4	$(2.1)	$82.9	$4.2
Avg. Contract Rate	1.2763	6.5514
Canadian Dollar
Contract Amount	$—	$—	$—	$—	$—	$—	$—	$—	$22.4	$—
Avg. Contract Rate
British Pound
Contract Amount	$0.3	$—	$—	$—	$—	$—	$0.3	$—	$—	$—
Avg. Contract Rate	0.5273
Related forward contracts to sell GBP
Euro
Contract Amount	$1.9	$—	$—	$—	$—	$—	$1.9	$—	$0.3	$—
Avg. Contract Rate	0.8103
Related forward contracts to buy USD
South African Rand
Contract Amount	$0.3	$—	$—	$—	$—	$—	$0.3	$—	$1.5	$(0.2)
Avg. Contract Rate	6.7606
Euro
Contract Amount	$8.8	$10.6	$—	$—	$—	$—	$19.4	$—	$7.9	$—
Avg. Contract Rate	1.2307	1.3757
Japanese Yen
Contract Amount	$1.8	$13.1	$—	$—	$—	$—	$14.9	$(0.1)	$18.7	$—
Avg. Contract Rate	102.2850	101.6900
British Pound
Contract Amount	$1.4	$3.8	$—	$—	$—	$—	$5.2	$—	$5.0	$—
Avg. Contract Rate	1.9081	1.8751							—
Canadian Dollar
Contract Amount	$1.8	$22.2	$—	$—	$—	$—	$24.0	$—	$43.7	$—
Avg. Contract Rate	1.2292	1.2340
Related forward contracts to buy JPY
Euro
Contract Amount	$—	$—	$—	$—	$—	$—	$—	$—	$1.1	$(0.1)
Avg. Contract Rate
Related forward contracts to buy EUR
South African Rand
Contract Amount	$0.1	$—	$—	$—	$—	$—	$0.1	$—	$0.1	$—
Avg. Contract Rate	8.4042
Related forward contracts to buy GBP
Euro
Contract Amount	$1.1	$—	$—	$—	$—	$—	$1.1	$—	$0.5	$—
Avg. Contract Rate	0.8169
Related forward contracts to buy SEK
Euro
Contract Amount	$2.3	$—	$—	$—	$—	$—	$2.3	$—	$—	$—
Avg. Contract Rate	9.3200
Related forward contracts to buy AUD
Euro
Contract Amount	$3.0	$—	$—	$—	$—	$—	$3.0	$0.1	$—	$—
Avg. Contract Rate	1.6554
Long-term debt
U.S. Dollar Functional Currency
Fixed Rate	$0.7	$0.8	$0.7	$0.7	$0.7	$550.9	$554.5	$581.0	$556.5	$604.5
Average Interest Rate	9.31%	9.32%	9.34%	9.35%	9.36%	9.37%
Variable Rate	$—	$—	$—	$191.0	$189.0	$125.0	$505.0	$510.4	$505.0	$513.4
Average Interest Rate	—	—	—	7.36%	7.88%	8.17%
Euro Functional Currency
Fixed Rate	—	$1.1	$0.7	$0.5	$—	$—	$2.3	$2.3	$3.5	$3.4
Average Interest Rate	$4.45%	4.44%	4.41%	4.41%

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

Internal Control over Financial Reporting

As disclosed in the Company’s 2004 Form 10-K, management and our independent registered public accounting firm have identified material weaknesses regarding elements of our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

The six material weaknesses that were identified and the steps we have taken and continue to take to remediate the material weaknesses, are:

•	An ineffective control environment in our finance organization, including inadequate accounting policies, procedures, training, experience, communication and oversight.

Our independent registered public accounting firm first identified this as a reportable condition to management in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ending December 31, 2002. Corporate accounting does not have enough insight into operations to adequately identify issues, and our field personnel do not possess the necessary accounting expertise to accurately record transactions in instances involving non-routine entries or complex accounting or recognize the need to request assistance from corporate accounting. There is also inadequate understanding among our business unit accounting staff with respect to the proper application of United States generally accepted accounting principles and our accounting policies. Other contributing factors include the complexity of our consolidation process, particularly with respect to multiple legal entities and operational units; inadequate and disparate computer systems; and numerous accounting centers. Also contributing to the condition is a lack of precision at certain operations in the application of our accounting policies, including the reconciliation of accounts to the general ledger, and inconsistent application of these policies with respect to inventory costing, bad debts, sales allowances, inventory reserves, property, warranty and various expense accruals.

We recently discontinued our previously announced plans to develop an enterprise resource planning (ERP) system after a pilot installation at our U.S. retail fueling operation indicated we would not realize the intended benefits in a timely manner and the cost to complete the implementation at our other locations would be significantly higher than originally expected. We are currently undertaking a project which will commence the implementation of a company-wide general ledger system along with selected enhancements or replacements of other financial applications. We will consider the expansion or revision of the organizational reporting alignment to promote consistency, while enhancing internal control.

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

We have hired a team of ten dedicated individuals with appropriate qualifications to coordinate, supervise and oversee the company-wide initiative to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002, with which we will be required to comply by December 31, 2007 under our current filing status. Should we issue public equity before July 1, 2006, and otherwise satisfy the definition of an “accelerated filer” under applicable SEC rules, we will be required to be in compliance with Section 404 by December 31, 2006. We have also hired highly skilled personnel and other expert consultants at both the corporate and business unit levels. We have commenced projects to update policies and procedures and to enhance overall company-level controls. All significant locations are being evaluated as to their financial reporting controls. Finally, in 2004 we launched a virtual learning center designed to provide employees with educational opportunities on a variety of functional topics including finance, information technology, and regulations impacting our business, human resources and general management.

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

Management first identified this material weakness using indicators detailed in our Quarterly Report on Form 10-Q for the second quarter of 2004 as well as the information used in the preparation of our Annual Report on Form 10-K for the year ended December 31, 2004. This material weakness affected several of our operating units. We determined that this material weakness resulted from insufficient review processes at both the business unit and corporate levels and that an appropriate review at all levels did not exist. Moreover, personnel at our various business units were failing to report new agreements or transactions to our accounting department, which resulted in inaccurate accounting.

To remediate this material weakness, we have significantly increased the number and skills of management and staff personnel in our accounting and finance departments to increase our depth of experience in accounting, SEC reporting matters and internal audit, and have recently implemented processes to identify and review all significant or non-routine issues. In addition, qualified personnel with requisite training and experience have been assigned to each significant location to assist the reporting units in their implementation of internal control over financial reporting and in the identification and remediation of control gaps for Sarbanes-Oxley compliance. We implemented processes commencing in late 2004 to ensure detailed accounting review is performed at all levels of the organization with appropriate corporate oversight and we are continuing our efforts to strengthen those processes. We are currently assessing the effectiveness of our remediation efforts and expect to complete that assessment by mid-2006.

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

To remediate this material weakness, we have reviewed and revised a number of our disclosure and accounting policies and procedures. In addition, management has developed a plan for worldwide training of our accounting staff, which includes SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No. 3.” We have completed our remediation efforts relating to this weakness as of December 31, 2005. We are currently assessing the effectiveness of our remediation efforts and expect to complete that assessment by mid-2006.

•	Inadequate monitoring by accounting management of our foreign business units, which incorrectly translated foreign currency under methods that were not consistent with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.”

This material weakness was identified in each of our operating units and in our corporate accounting group due to a failure to develop a process to apply SFAS No. 52 correctly. This condition included the failure to translate foreign currencies at appropriate period-end rates and to use the correct classifications of inter-company notes to record foreign exchange effects correctly. This material weakness was identified while preparing our financial statements for the year ended December 31, 2004.

To remediate this weakness, management has instituted requirements for appropriate levels of precision to be applied at all levels within the accounting department as it relates to foreign currency translation. Specifically, our corporate treasury department is responsible for establishing appropriate month-end rates and communicating this information company-wide. In addition, we are installing a new consolidation systems package, which will provide more robust tools for data collection, consolidations, and translations and will enhance the reporting process on a company-wide basis. This new system will systematically translate all foreign operations to the United States dollar correctly, using the appropriate rates. We have also implemented a comprehensive review between corporate accounting and treasury personnel for all changes to inter-company notes. We have completed our remediation efforts relating to this weakness as of December 31, 2005. We are currently assessing the effectiveness of our remediation efforts and expect to complete that assessment by mid-2006.

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

To ensure inventory balances were properly stated, we established enhanced corporate oversight of the accounting at our Houston on/off valve operation. This continued corporate oversight required additional analysis to verify that adjustments were adequate to correctly state inventory values in the future. We sold the Houston on/off valve operation in November 2005.

•	Incorrect revenue recognition practices relating to manufacture and sale contracts at our Houston on/off valve operation.

Our independent registered public accounting firm identified this material weakness during its audit field work of the Houston on/off valve operation for the period ending December 31, 2003. This material weakness reflected a lack of understanding of current revenue recognition rules relating to contracts that may have multiple deliverables and the impact of single or multiple units of accounting treatment, particularly the application of Staff Accounting Bulletin Nos. 101 and 104, “Revenue Recognition” and EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to the revenue recognition process. This material weakness also resulted from a lack of understanding by the relevant accounting personnel of the specific contract language and the business processes that existed to perform the unit’s obligations under these contracts; unfamiliarity with the authoritative literature; and a lack of proper oversight in the creation of these contracts. Management utilized external support to perform additional review work to ensure that the proper accounting treatment had been applied.

To remediate this material weakness, the corporate accounting department implemented quarterly reviews of all contracts and their administration across all business units. We also implemented training of our business unit personnel designed to ensure that the level of analysis is adequate to correctly understand the contractual obligations of the unit. In addition, management has directed that future contracts be structured in a manner designed to avoid these types of revenue recognition issues. We have also appointed new controllers for both of our on/off product line and North American operations. We sold the Houston on/off valve operation in November 2005.

Although we have implemented and continue to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We are taking steps to improve our internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002 with which we are required to comply by December 31, 2007. Should we issue public equity before July 1, 2006, and otherwise satisfy the definition of an “accelerated filer” under applicable SEC rules, we will be required to be in compliance with Section 404 by December 31, 2006. The efforts we have taken and continue to take are subject to continued management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting. Other than the foregoing initiatives since the date of the evaluation supervised by our management, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

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

In response to the foregoing, we have undertaken and are continuing to implement a comprehensive remedial program that is designed to prevent the risk of further unlawful transactions by our foreign subsidiaries and branches, and unlawful facilitations by U.S. persons of otherwise legal transactions by our foreign subsidiaries, involving sanctioned countries. While our foreign subsidiaries may lawfully conduct business with sanctioned countries (other than Cuba), pursuant to a recently adopted company-wide policy they will no longer be permitted to accept new business (other than such business as they are contractually obligated to undertake in compliance with U.S. laws) intended to or for Iran or Sudan. We have also adopted a requirement that the U.S. export/import compliance and/or legal department conduct a review of all proposed transactions by our foreign subsidiaries relating to sanctioned countries to determine whether such sales are consistent with the new policy and in compliance with applicable U.S. laws. In addition, we have issued further guidance and provided additional training to our employees concerning the application of U.S. foreign trade controls, and we have reorganized our management team that oversees compliance with these controls. Primary responsibility for overseeing such compliance resides with a newly created corporate officer position titled Executive Vice President, Ethics and Compliance, which reports directly to the Chief Executive Officer and the Audit Committee. We have also established the position of Corporate Export/Import Compliance Director, reporting directly to the new Executive Vice President. At each business unit, there are separate compliance and export/import compliance functions, which have dual reporting relationships to the business unit management and the corporate compliance organization. We have also taken appropriate disciplinary action against personnel who failed to meet their obligations under company-wide policy or otherwise engaged in wrongful conduct.

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

DRESSER, INC.

Date: February 9, 2006	By:	/S/ PATRICK M. MURRAY
Patrick M. Murray Chief Executive Officer and Chairman of the Board

/S/ Robert D. Woltil
Robert D. Woltil Senior Vice President and Chief Financial Officer

/S/ THOMAS J. KANUK
Thomas J. Kanuk Corporate Controller and Chief Accounting Officer